Form 10-Q
period 1996-06-30
LYNX THERAPEUTICS INC
filed 1996-08-14
CIK 913275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     X        QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
  --------    SECURITIES  EXCHANGE  ACT OF 1934 FOR THE
              QUARTERLY PERIOD ENDED JUNE 30, 1996.

                                       OR

              TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
  --------    SECURITIES  EXCHANGE  ACT OF 1934 FOR THE
              TRANSITION PERIOD FROM               TO             .
                                     ----------       ------------



                         Commission File Number 0-22570


                             Lynx Therapeutics, Inc.
             (Exact name of registrant as specified in its charter)

               Delaware                                          94-3161073
     (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)

        3832 Bay Center Place
             Hayward, CA                                          94545
(Address of principal executive offices)                        (Zip Code)

                                 (510) 670-9300
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes      X        No
                               --------           --------



The number of shares of Common Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock outstanding as of June 30, 1996 were 2,342,045, 332,288, 123,299 and 40,000, respectively. The Series B, Series C and Series D Preferred Stock are convertible into Common Stock on a ten-for-one basis.

                             Lynx Therapeutics, Inc.

                                      INDEX



PART I:  FINANCIAL INFORMATION                                             Page


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - June 30, 1996
             and December 31, 1995 ........................................   3

         Condensed Consolidated Statements of Operations - three and six
             months ended June 30, 1996 and 1995  .........................   4

         Condensed Consolidated Statements of Cash Flows - six
             months ended June 30, 1996 and 1995  .........................   5

         Notes to Condensed Consolidated Financial Statements  ............   6

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations  ...............   7



PART II:  OTHER INFORMATION


Item 1.   Legal Proceedings  ..............................................  10

Item 2.   Changes in Securities  ..........................................  10

Item 3.   Defaults Upon Senior Securities  ................................  10

Item 4.   Submission of Matters to a Vote of Security Holders  ............  10

Item 5.   Other Information  ..............................................  10

Item 6.   Exhibits and Reports on Form 8-K  ...............................  10

Signatures.................................................................  10

PART I:   FINANCIAL INFORMATION
Item 1.   Financial Statements


                             Lynx Therapeutics, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                                                      June 30,            December 31,
                                                                                        1996                 1995*
                                                                                --------------------------------------------

Assets
Current assets:
   Cash and cash equivalents                                                          $    7,098           $   13,779
   Accounts receivable and receivables from employees                                        100                   88
   Prepaid expenses and other current assets                                                 224                   79
                                                                                --------------------------------------------
Total current assets                                                                       7,422               13,946

Property and equipment:
   Leasehold improvements                                                                  2,988                2,501
   Laboratory and other equipment                                                          2,676                2,157
                                                                                --------------------------------------------
                                                                                           5,664                4,658
   Less accumulated depreciation and amortization                                         (1,901)              (1,461)
                                                                                --------------------------------------------
Net property and equipment                                                                 3,763                3,197

Notes receivable from employees                                                              772                  542
                                                                                --------------------------------------------
                                                                                      $   11,957           $   17,685
                                                                                ============================================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                                   $      628           $      693
   Accrued compensation                                                                      215                  206
   Accrued professional fees                                                                 130                  187
   Other accrued liabilities                                                                 424                  130
                                                                                --------------------------------------------
Total current liabilities                                                                  1,397                1,216

Deferred revenue from related party                                                        1,875                2,625
Other noncurrent liabilities                                                                 131                  102

Stockholders' equity:
   Preferred stock                                                                        27,189               27,189
   Common stock                                                                           13,407               13,394
   Notes receivable from stockholders                                                       (660)                (660)
   Deferred compensation                                                                     (34)                 (51)
   Unrealized loss on marketable securities                                                   (3)                  (2)
   Accumulated deficit                                                                   (31,345)             (26,128)
                                                                                --------------------------------------------
Total stockholders' equity                                                                 8,554               13,742
                                                                                --------------------------------------------
                                                                                      $   11,957           $   17,685
                                                                                ============================================

* The Balance Sheet amounts at December 31, 1995 have been derived from audited financial statements at that date but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.


                             Lynx Therapeutics, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                                     Three Months Ended                  Six Months Ended
                                                                          June 30,                           June 30,
                                                           ---------------------------------------  ------------------------------
                                                                     1996               1995           1996            1995
                                                                     ----               ----           ----            ----
Revenues:
   Revenues from collaborative arrangements with
     related parties                                             $     375          $       -      $     750     $        -
   Product sales and other revenue                                      87                 13            204             56
                                                           -----------------------------------------------------------------------
Total revenues                                                         462                 13            954             56

Operating costs and expenses:
   Cost of revenue                                                      87                 13            204             13
   Research and development                                          2,842              3,394          5,130          5,535
   Selling, general and administrative                                 628                340          1,167            733
                                                           -----------------------------------------------------------------------
Total operating costs and expenses                                   3,557              3,747          6,501          6,281
                                                           -----------------------------------------------------------------------

Loss from operations                                                (3,095)            (3,734)        (5,547)        (6,225)

Interest income                                                        143                173            330            323
                                                           -----------------------------------------------------------------------
Net loss                                                         $  (2,952)         $  (3,561)     $  (5,217)    $   (5,902)
                                                           =======================================================================

Net loss per share                                               $   (1.26)         $   (1.63)     $   (2.23)    $    (2.82)
                                                           =======================================================================

Shares used in per share computation                             2,338,815          2,179,464      2,336,820      2,095,287
                                                           =======================================================================



                             See accompanying notes.

                             Lynx Therapeutics, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                                    Six Months Ended
                                                                                                        June 30,
                                                                                        ------------------------------------
                                                                                                 1996              1995
                                                                                                 ----              ----
Cash flows from operating activities
Net loss                                                                                     $    (5,217)        $ (5,902)
Adjustments to reconcile net loss to net cash used
  in operating activities:
     Depreciation and amortization                                                                   457              278
     Changes in operating assets and liabilities:
         Accounts receivable and receivables from employees                                          (12)             191
         Prepaid expenses and other current assets                                                  (145)              82
         Accounts payable                                                                            (65)              30
         Accrued compensation, professional fees, and other liabilities                              246             (304)
         Deferred revenue from related party                                                        (750)              --
         Noncurrent liabilities                                                                       29               19
                                                                                        ------------------------------------
     Net cash used in operating activities                                                        (5,457)          (5,606)

Cash flows from investing activities
Purchases of short-term investments                                                                 (995)              --
Maturities of short-term investments                                                                 994            4,846
Purchase of property and equipment, net of retirements                                            (1,006)            (870)
Notes receivable from employees                                                                     (230)            (450)
                                                                                        ------------------------------------
     Net cash provided by (used in) investing activities                                          (1,237)           3,526

Cash flows from financing activities
Issuance of preferred stock                                                                            -            6,109
Issuance of common stock                                                                              13                4
                                                                                        ------------------------------------
     Net cash provided by financing activities                                                        13            6,113
                                                                                        ------------------------------------

Net increase (decrease) in cash and cash equivalents                                              (6,681)           4,033
Cash and cash equivalents at beginning of period                                                  13,779            4,246
                                                                                        ------------------------------------
Cash and cash equivalents at end of period                                                  $      7,098         $  8,279
                                                                                        ====================================



                             See accompanying notes.

                             Lynx Therapeutics, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)


1.   Ownership and nature of business

         Lynx Therapeutics, Inc. ("Lynx" or the "Company") was incorporated in February 1992 under the laws of the State of Delaware. Lynx was capitalized in June 1992 and, effective July 1, 1992, began operations.

         Lynx is focused on exploiting novel, proprietary DNA cloning, sequencing and synthesis technologies to identify targets for drug discovery. Foremost among the Company's proprietary assets is a set of novel cDNA cloning and sequencing technologies, collectively dubbed "massively parallel signature sequencing" ("MPSS") which is being developed to be used to identify and quantify, in a single analysis, a complete representative sampling of all the mRNA molecules present in a tissue sample. The rapidity (days, instead of months or years) of this new analytical approach, if successful, should allow for the first time the analysis of the changes in gene expression that occur during the progression of a disease. Lynx's second set of proprietary technologies is an outgrowth of the expertise on which Lynx was originally founded. This expertise relates to synthetic DNA ("oligodeoxynucleotide" or "ODN") chemistry and the manufacturing and use of synthetic ODN analogues for the pursuit of their therapeutic applications. Diseases that have been targeted for the application of these potential therapeutic agents include cardiovascular diseases, cancers and leukemias, and neurovascular diseases.

2.   Basis of presentation

         The unaudited condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries LYNXNebraska, Inc. and Spectragen, Inc. All significant intercompany balances and transactions have been eliminated.

         The accompanying condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange
         Commission (the "Commission"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to Commission rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results for the full year.

         These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company's year ended December 31, 1995.

         In July 1996, Lynx entered into a collaboration agreement with Tanabe Seiyaku Co., Ltd. to develop and market Lynx's LR-3280 drug candidate for the Japanese and certain other Asian markets. The agreement calls for Tanabe to pay Lynx $3.5 million and $8.0 million in sign up and milestone fees respectively, and for Tanabe to bear the costs of development, regulatory approval and sales in the specified territories. Tanabe will also purchase the drug from Lynx, which retains all manufacturing rights. In July 1996, Lynx received a payment of $3.5 million, which was due upon execution of the agreement.

3.   Per share information

         Net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options, warrants and convertible Preferred Stock are excluded from the computation as their effect is antidilutive.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the Company's annual report (Form 10-K) filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1995.

Overview

Since its inception in July 1989 (as a division of Applied Biosystems, Inc. or "ABI"), Lynx has devoted its efforts toward research, drug discovery and development programs. Lynx has been unprofitable since its inception and expects to incur substantial and increasing losses for the next several years, due primarily to the expansion of its research and development programs, including development of its MPSS technology, preclinical studies and clinical trials. As of June 30, 1996, the Company's accumulated deficit was approximately $31.3 million (the accumulated deficit including Lynx's operations as a division of ABI as of June 30, 1996 was approximately $35.4 million). Lynx does not anticipate that it will generate profits and significant revenues, if any, from the commercial sale of its products for several years at least. In addition, there can be no assurance that Lynx will ever successfully develop and market any of its proposed products or that it will ever be able to achieve or sustain profitability.

Lynx's business is subject to significant risks, including the risks inherent in its research and development efforts, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and possible competition from other companies and research organizations. The MPSS program is in the development stage and is dependent upon the successful integration of independent technologies, each of which has its own development risks. In addition, Lynx's MPSS technology could face competition from the development of similarly efficient, or better, combinations of novel cloning and sequencing techniques. Further, even if Lynx's therapeutic products appear promising at an early stage of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to, the possibilities that the drugs are found to be toxic or ineffective during clinical trials, the failure to receive necessary regulatory approvals, the difficulty of manufacturing the drugs on a large scale, or the inability to market them due to proprietary rights of third parties.


Results of Operations


Revenues

Lynx had total revenues of $462,000 and $13,000 for the quarters ended June 30, 1996 and 1995 respectively. The 1996 revenue was comprised of $375,000 earned under the collaborative agreement with Hoechst AG and Hoechst Marion Roussel (collectively referred to as "Hoechst") signed in October 1995, and $87,000 earned from a government grant. The 1995 revenue consisted primarily of grant revenue.

Lynx had revenues of $954,000 and $56,000 in the six months ended June 30, 1996 and 1995 respectively. The 1996 revenue was comprised of $750,000 earned under the above mentioned agreement with Hoechst and $204,000 earned from the government grant. The 1995 revenue consisted of grant and royalty revenue.

The collaborative revenue referenced above is a portion of the $8.0 million received from Hoechst, $3.0 million of which is being recognized ratably as revenue over eight quarters, beginning in the fourth quarter of 1995. The balance of $5.0 million was for the sale of 40,000 shares of the Company's Series D preferred stock. The receipt of the grant revenue referenced above is dependent on expenditures by Lynx on the projects sponsored by the grant. It is unknown how much additional revenue, if any, will be earned under the grant.

Operating Expenses

Cost of revenue was $87,000 for the quarter ended June 30, 1996 compared to $13,000 for the quarter ended June 30, 1995. The increase is due to increased activity under the government grant.

Cost of revenue for the six months ended June 30, 1996 and 1995 was $204,000 and $13,000 respectively. Again, the increase was due to increased activity under the government grant.

Research and development expenses were $2.8 million for the quarter ended June 30, 1996, compared to $3.4 million for the quarter ended June 30, 1995. The decrease was attributable to lower patent and license expenses, lower purchases of supplies and materials, and reduced funding to various laboratories under collaborative research agreements. The lower spending was partially offset by higher salary expense relating to higher headcount.

Research and development expenses were $5.1 million in the six months ended June 30, 1996 compared to $5.5 million in the same period of 1995. Again, the decrease was attributable to lower patent and license expenses as well as reduced funding to various laboratories under collaborative research agreements. The lower spending was partially offset by higher salary expenses as research staff have been added to support various in-house projects, particularly MPSS. Lynx expects its research and development expenses to increase due to planned spending for ongoing research and new applications.

Selling, general and administrative expenses were $628,000 in the quarter ended June 30, 1996, compared to $340,000 in the quarter ended June 30, 1995. The increase in selling, general and administrative expenses was due to the costs associated with additional administrative personnel, including the addition of the Company's President and Chief Executive Officer and the Vice President, Intellectual Property. Additionally, there was an increase in costs of legal services for corporate general matters.

Selling, general and administrative expenses were $1.2 million for the six months ended June 30, 1996 compared to $733,000 for the same period of 1995. The increase in such expenses was due to the addition of administrative personnel mentioned above and to the costs associated with increased corporate development activities.

Interest Income

Interest income for the quarter ended June 30, 1996 was $143,000 compared to $173,000 for the same period in 1995. The decrease was due to a combination of slightly lower average cash equivalent and short term investment balances and lower interest rates.

Interest income was $330,000 for the six months ended June 30, 1996, slightly higher than interest income of $323,000 for the six months ended June 30, 1995. The increase was due to higher average cash equivalent and short term investment balances for the six months ended June 30, 1996 despite higher average interest rates during the six months ended June 30, 1995.


Liquidity and Capital Resources

Since inception, Lynx has funded its operations through advances from its predecessor (ABI), sales of preferred and common stock, revenue from collaborative research and development arrangements, product sales, government grants and interest income. At June 30, 1996, Lynx's current sources of liquidity consisted of cash and cash equivalents of $7.1 million.

Net cash used in operating activities of $5.5 million in the six months ended June 30, 1996 was primarily for employee salaries, payments under sponsored research and consulting agreements, and research material purchases. Net cash used in investing activities of $1.2 million in the six months ended June 30, 1996 was comprised primarily of spending for leasehold improvements for laboratory and office facilities and the purchase of capital equipment.

Lynx anticipates utilizing its available funds to support the development of its MPSS technology and synthetic DNA chemistry, to fund preclinical research and clinical trials, for patent and technology license fees and planned growth in Lynx's internal efforts toward research, drug discovery and development programs. Pending such uses as described above, Lynx intends to invest its excess cash in short-term, investment grade, interest-bearing securities or certificates of deposit.

The cost, timing and amount of funds required for specific uses by Lynx cannot be precisely determined at this time and will be based upon Lynx's progress in its research and development programs, the scope and results of preclinical research and clinical trials, the cost and timing of regulatory approvals, administrative and legal costs, the establishment of corporate partnerships and the availability of alternate methods of financing.

Lynx expects to incur substantial and increasing research and development expenses and intends to seek additional financing as needed through debt or equity offerings and from collaborative research and development agreements with corporate partners. The Company is seeking additional partners for its MPSS technology and its oligonucleotide compound, LR-3280. There can be no assurance that any additional financing required by Lynx will be available or, if available, will be on terms favorable to Lynx. If the financing arrangements contemplated by management are not consummated, the Company may have to seek other sources of capital or reevaluate its operating plans. Lynx believes that its current capital resources and interest income thereon will enable it to maintain its current and planned operations through the first quarter of 1997.

PART II:  OTHER INFORMATION

Item 1.    Legal Proceedings

                             None

Item 2.    Changes in Securities

                             None

Item 3.    Defaults upon Senior Securities

                             None

Item 4.    Submission of Matters to a Vote of Security Holders

           At the annual meeting of shareholders held May 9, 1996, shareholders voted on the following:

   (1)     Election of Directors:

           Nominee                           For                    Withheld
           -------                           ---                    --------

           Sam Eletr                       5,960,470                 20,972
           William K. Bowes, Jr.           5,960,356                 21,086
           Sydney Brenner                  5,960,199                 21,243
           James C. Kitch                  5,960,285                 21,157
           Kathleen D. LaPorte             5,960,074                 21,368
           David W. Martin, Jr.            5,960,256                 21,286
           Craig C. Taylor                 5,960,470                 20,972

   (2)     Approval of Amendment to 1992 Stock Option Plan:

           For:  5,678,708      Against:   122,913       Withheld:    15,602

   (3) Ratification of the selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 1996.

           For:  5,978,032      Against:     1,402       Withheld:     2,008

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K.

           (a)      Exhibits

                    The following documents are filed as Exhibits to this report:

           Exhibit
           Number   Description
           ------   -----------

           10.31 Collaboration Agreement dated as of July 9, 1996, by and among the Company and Tanabe Seiyaku Co., Ltd.

           27.      Financial Data Schedule

           (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             LYNX THERAPEUTICS, INC.



                             /s/  David W. Martin, Jr., M.D.
                             -------------------------------------------------
                             By:      David W. Martin, Jr., M.D.
                                      President and Chief Executive Officer

                             Date:    August 13, 1996



                             /s/ Craig C. Taylor
                             -------------------------------------------------
                             By:      Craig C. Taylor
                                      Acting Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)

                             Date:    August 14, 1996

                                  Exhibit Index

The Exhibits below are numbered according to Item 601 of Regulation S-K.

Exhibit
Number
- - ------

10.31      Collaboration Agreement dated as of July 9, 1996, by and among the
              Company and Tanabe Seiyaku Co., Ltd.

27.        Financial Data Schedule