Form 10-Q
period 1996-09-30
LYNX THERAPEUTICS INC
filed 1996-11-14
CIK 913275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,
             1996.
                                      OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM  __________  TO
             _____________ .

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

                                Yes  X   No
                                    ---     ---

The number of shares of Common Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock outstanding as of September 30, 1996 were 2,345,466, 332,288, 123,299 and 40,000, respectively. The Series B,
Series C and Series D Preferred Stock are convertible into Common Stock on a ten-for-one basis. Information regarding the aggregate market value of the Registrant's voting stock is not included because there is currently no public trading market for the Company's voting stock.

                             Lynx Therapeutics, Inc.


                                      INDEX



PART I:  FINANCIAL INFORMATION                                              Page

Item 1.     Condensed Consolidated Balance Sheets - September 30, 1996
                and December 31, 1995 .....................................   3

            Condensed Consolidated Statements of Operations - three and
                nine months ended September 30, 1996 and 1995 .............   4

            Condensed Consolidated Statements of Cash Flows - nine
                months ended September 30, 1996 and 1995 ..................   5

            Notes to Condensed Consolidated Financial Statements ..........   6

Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations .............   7


PART II:  OTHER INFORMATION

Item 1.     Legal Proceedings .............................................  11

Item 2.     Changes in Securities .........................................  11

Item 3.     Defaults Upon Senior Securities................................  11

Item 4.     Submission of Matters to a Vote of Security Holders............  11

Item 5.     Other Information..............................................  11

Item 6.     Exhibits and Reports on Form 8-K...............................  11

Signatures  ...............................................................  11

PART I:           FINANCIAL INFORMATION
---------------------------------------
Item 1.           Financial Statements

                                   Lynx Therapeutics, Inc.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (In thousands)

                                                               September 30,   December 31,
                                                                  1996             1995*
                                                              -----------------------------
                                                               (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                   $  4,461          $ 13,779
   Short-term investments                                         2,957              --
   Accounts receivable                                            4,040                88
   Prepaid expenses and other current assets                        158                79
                                                              -----------------------------
Total current assets                                             11,616            13,946
Property and equipment:
   Leasehold improvements                                         3,051             2,501
   Laboratory and other equipment                                 2,904             2,157
                                                              -----------------------------
                                                                  5,955             4,658
   Less accumulated depreciation and amortization                (2,161)           (1,461)
                                                              -----------------------------
Net property and equipment                                        3,794             3,197

Notes receivable from employees                                     354               542
                                                              -----------------------------
                                                               $ 15,764          $ 17,685
                                                              =============================
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                            $    228          $    693
   Accrued compensation                                             217               206
   Accrued professional fees                                        113               187
   Advance from collaborative partner                                97              --
   Other accrued liabilities                                        199               130
                                                              -----------------------------
Total current liabilities                                           854             1,216

Deferred revenue from related party                               1,500             2,625
Other noncurrent liabilities                                        145               102

Stockholders' equity:
   Preferred stock                                               27,189            27,189
   Common stock                                                  13,441            13,394
   Notes receivable from stockholders                              (660)             (660)
   Deferred compensation                                            (26)              (51)
   Unrealized loss on marketable securities                          (2)               (2)
   Accumulated deficit                                          (26,677)          (26,128)
                                                              -----------------------------
Total stockholders' equity                                       13,265            13,742
                                                              -----------------------------
                                                               $ 15,764          $ 17,685
                                                              =============================

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


                                                  Lynx Therapeutics, Inc.
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (In thousands, except share and per share amounts)
                                                        (Unaudited)

                                                                    Three Months Ended                  Nine Months Ended
                                                                       September 30,                      September 30,
                                                           -----------------------------------------------------------------------
                                                                    1996               1995            1996             1995
                                                                    ----               ----            ----             ----
Net revenues:
   Revenues from collaborative arrangements with                 $    7,875        $         -    $     8,625       $         -
     related parties
   Other revenues                                                        40                 35            244                91
                                                           -----------------------------------------------------------------------
Total revenues                                                        7,915                 35          8,869                91

Operating costs and expenses:
   Costs of other revenues                                               40                 41            244                54
   Research and development                                           2,506              2,856          7,636             8,391
   Selling, general and administrative                                  833                616          2,000             1,349
                                                           -----------------------------------------------------------------------
Total operating costs and expenses                                    3,379              3,513          9,880             9,794
                                                           -----------------------------------------------------------------------

Income/(loss) from operations                                         4,536             (3,478)        (1,011)           (9,703)

Interest income                                                         132                211            462               534
                                                           -----------------------------------------------------------------------
Net income/(loss)                                                $    4,668        $    (3,267)   $      (549)      $    (9,169)
                                                           =======================================================================

Net income/(loss) per share                                      $     0.61        $     (1.44)   $     (0.23)      $     (4.26)
                                                           =======================================================================

Shares used in per share computation                                  7,700              2,264          2,339             2,152
                                                           =======================================================================

                             See accompanying notes.


                                                  Lynx Therapeutics, Inc.
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In thousands)
                                                        (Unaudited)
                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                        ------------------------------------
                                                                                                  1996               1995
                                                                                                  ----               ----
Cash flows from operating activities
Net loss                                                                                     $      (549)        $   (9,169)

Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                                   725                457
     Changes in operating assets and liabilities:
         Accounts receivable                                                                      (3,952)               161
         Prepaid expenses and other current assets                                                   (79)               138
         Accounts payable                                                                           (465)               (49)
         Accrued liabilities                                                                           6                244
         Advance from collaborative partner                                                           97               (325)
         Deferred revenue from related party                                                      (1,125)                --
         Other noncurrent liabilities                                                                 43                 32
                                                                                        ---------------------------------------
     Net cash used in operating activities                                                        (5,299)            (8,511)

Cash flows from investing activities
Purchases of short-term investments                                                              (25,957)                --
Maturities of short-term investments                                                              23,000              7,027
Purchase of property and equipment, net of retirements                                            (1,297)            (1,116)
Notes receivable from employees                                                                      188               (450)
                                                                                        ---------------------------------------
     Net cash provided by (used in) investing activities                                          (4,066)             5,461

Cash flows from financing activities
Issuance of preferred stock                                                                            -              6,109
Issuance of common stock                                                                              47                  6
                                                                                        ---------------------------------------
     Net cash provided by financing activities                                                        47              6,115
                                                                                        ---------------------------------------

Net increase (decrease) in cash and cash equivalents                                              (9,318)             3,065
Cash and cash equivalents at beginning of period                                                  13,779              4,246
                                                                                        ---------------------------------------
Cash and cash equivalents at end of period                                                     $   4,461          $   7,311
                                                                                        =======================================


                             See accompanying notes.

                             Lynx Therapeutics, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)


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

2.   Basis of presentation

         The unaudited condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Spectragen, Inc. All significant intercompany balances and transactions have been eliminated.

         The accompanying condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange
         Commission (the "Commission"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to Commission rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the quarter ended September 30, 1996 include in revenue the recognition of two one-time payments from collaborative partners and therefore are not indicative of the results for the full year.

         In July 1996, Lynx entered into a collaboration agreement with Tanabe Seiyaku Co., Ltd. to develop and market Lynx's LR-3280 drug candidate for the Japanese and certain other Asian markets. The agreement calls for Tanabe to pay Lynx $3.5 million and $8.0 million in sign-up and milestone fees respectively, and for Tanabe to bear the costs of development, regulatory approval and sales in the specified territories. Tanabe will also purchase the drug from Lynx, which retains all manufacturing rights.

         In September 1996, Lynx entered into a collaboration agreement with Schwarz Pharma AG to develop and market Lynx's LR-3280 drug candidate for the European and North American markets. The agreement calls for Schwarz Pharma to pay Lynx $4.0 million and $16.0 million in sign-up and milestone fees respectively, and for Schwarz Pharma to bear the costs of development, regulatory approval and sales in the specified territories. Schwarz Pharma will also purchase the drug from Lynx, which retains all manufacturing rights.

         Lynx recognized both the Tanabe and Schwartz Pharma sign-up payments as revenue in the third quarter.

3.  Per share information

         Net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options (using the treasury stock method) when their effect is dilutive.

4.  Subsequent Events

         In October 1996, Lynx entered into two agreements with BASF AG aimed at exploiting Lynx's proprietary MPSS technology. The first agreement commits the two companies to form a new biotechnology Joint Venture ("JV") called BASF-LYNX Bioscience AG in Heidelberg, Germany. Initial ownership of the JV will be split 51%-49% between BASF and Lynx respectively. Under the sponsorship of BASF and Lynx the JV will seek to identify novel drug targets in certain central nervous system diseases; it will attempt to determine whether the safety of chemicals can be correlated with, and anticipated by, their effects on gene expression; and, finally, it will seek to optimize microorganisms used in the fermentation production of chemicals such as vitamins or amino acids. BASF will provide research funding of up to 50 million DM ($33 million) over the next 5 years, as well as access to certain of its technologies, and Lynx will provide access to its MPSS technology for use in the JV's research programs.

         The second agreement is a service agreement through which BASF may exploit the expected power of Lynx's MPSS for its own internal and proprietary research, independently of the JV's objectives. For access to this service, which commits Lynx to provide BASF with a certain number of MPSS analyses per year, BASF will pay Lynx an access fee of $5.5 million on signature, an access fee of $5.5 million on the achievement of a certain milestone, and a subscription fee of $8 million for the first two years of the subscription agreement.

         On November 1, 1996, David W. Martin, Jr., Chief Executive Officer and Director left the Company. Sam Eletr, Chairman of the Board has succeeded Dr. Martin as Chief Executive Officer, a position he had held from Lynx's inception until Dr. Martin's hire.

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

Lynx's business is subject to significant risks, including the risks inherent in its research and development efforts, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and possible competition from other companies and research organizations. The MPSS program is in the development stage and is dependent upon the successful integration of independent technologies, each of which has its own development risks. In addition, Lynx's MPSS technology could face competition from the development of similarly efficient, or better, combinations of novel cloning and sequencing techniques. Further, even if Lynx's therapeutic products appear promising at an early stage of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to, the possibilities that the drugs are found to be toxic or ineffective during clinical trials, the failure to receive necessary regulatory approvals, the difficulty of manufacturing the drugs on a large scale, and the inability to market them due to proprietary rights of third parties.


Results of Operations


Revenues

Lynx had total revenues of $7.9 million and $35,000 for the quarters ended September 30, 1996 and 1995 respectively. The 1996 revenue was comprised of $7.5 million in sign-up fees under the Tanabe and Schwarz Pharma agreements described above; $375,000 earned under the collaborative agreement with Hoechst AG and Hoechst Marion Roussel (collectively referred to as "Hoechst") signed in October 1995, and $40,000 from a government grant. The 1995 revenue consisted primarily of grant revenue.

Lynx had revenues of $8.9 million and $91,000 in the nine months ended September 30, 1996 and 1995 respectively. The 1996 revenue was comprised of the $7.5 million in sign-up fees, $1.1 million earned under the above mentioned corporate collaborative agreement and $244,000 earned from the government grant. The 1995 revenue consisted of grant and royalty revenue.

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

Operating Expenses

Costs of other revenue was $40,000 for the quarter ended September 30, 1996 compared to $41,000 for the quarter ended September 30, 1995. Cost of sales in both periods relates to activity under the government grant.

Cost of other revenue for the nine months ended September 30, 1996 and 1995 was $244,000 and $54,000 respectively. The increase was due to increased spending under the grant.

Research and Development expenses were $2.5 million for the quarter ended September 30, 1996, compared to $2.9 million for the quarter ended September 30, 1995. The decrease is attributable to lower purchases of supplies and materials and reduced funding to various laboratories under collaborative research agreements. The lower spending was partially offset by higher salary expenses relating to additional headcount.

General and administrative expenses were $833,000 in the quarter ended September 30, 1996, compared to $616,000 in the quarter ended September 30, 1995. The increase was due to the costs of corporate development activities associated with the Tanabe agreement as well as salaries due to higher headcount, offset somewhat by lower legal expenses.

Research and development expenses were $7.6 million in the nine months ended September 30, 1996 compared to $8.4 million in the same period of 1995. The decrease was attributable to reduced funding to various laboratories under collaborative research agreements as well as to lower license and patent expense. The lower spending was partially offset by higher salary expenses as research staff has been added to support various in-house projects, particularly MPSS. Lynx expects its research and development expenses to increase due to planned spending for ongoing research and new applications.

General and administrative expenses were $2.0 million for the nine months ended September 30, 1996 compared to $1.3 million for the same period last year. The increase in expenses was due to the costs of corporate development activities as well as the costs associated with additional administrative personnel, including the addition of the Company's President and Chief Executive Officer and the Vice President, Intellectual Property.

Interest Income

Interest income for the quarter ended September 30, 1996 was $132,000 compared to $211,000 for the same period in 1995. The decrease was due to a combination of lower cash, cash equivalent and short-term investment balances and lower interest rates.

Interest income was $462,000 for the nine months ended September 30, 1996, compared to $534,000 for the nine months ended September 30, 1995, again, due to a lower average cash, cash equivalent and short-term investment balances and lower rates.


Liquidity and Capital Resources

Since inception, Lynx has funded its operations through advances from its predecessor (ABI), sales of Preferred and Common Stock, revenue from collaborative research and development arrangements, product sales, government grants and interest income.

Lynx anticipates utilizing its available funds to support the development of its MPSS technology and synthetic DNA chemistry, fund preclinical research and clinical trials, for patent and technology license fees and planned growth in Lynx's internal efforts toward research, drug discovery and development programs. Pending such uses as described above, Lynx intends to invest its excess cash in short-term, investment grade, interest-bearing securities or certificates of deposit.

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

Lynx expects to incur substantial and increasing research and development expenses and intends to seek additional financing as needed through debt or equity offerings and from collaborative research and development agreements with corporate partners. There can be no assurance that any additional financing required by Lynx will be available or, if available, will be on terms favorable to Lynx. Lynx believes that its current capital resources (including non-refundable payments to be received from collaborative partners) and interest income thereon will enable it to maintain its current and planned operations through 1997.

PART II:  OTHER INFORMATION
---------------------------

Item 1.       Legal Proceedings
                  None

Item 2.       Changes in Securities
                  None

Item 3.       Defaults upon Senior Securities
                  None

Item 4.       Submission of Matters to a Vote of Security Holders
                  None

Item 5.       Other Information
                  None

Item 6.       Exhibits and Reports on Form 8-K.
              (a)     Exhibits
                      The following documents are filed as Exhibits to this report:

              Exhibit
              Number                Description
              -------               -----------

              10.32 Collaboration Agreement dated as of September 30, 1996, by and among the Company and Schwarz Pharma AG

              11.0        Statement re: Computation of Earnings Per Share

              (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          LYNX THERAPEUTICS, INC.


                          ------------------------------------------------------
                          By:       Sam Eletr, Ph.D.
                                    Chief Executive Officer
                          Date:     November ____, 1996



                          ------------------------------------------------------
                          By:       Craig C. Taylor
                                    Acting Chief Financial Officer
                                    (Principal Financial and Accounting Officer)
                          Date:     November ___, 1996