Form 10-Q/A
period 1996-06-30
LYNX THERAPEUTICS INC
filed 1996-11-15
CIK 913275

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

Exhibit
Number
------

10.31      Collaboration Agreement*

27.        Financial Data Schedule


* Portions of this agreement have been deleted pursuant to our request for confidential treatment.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         LYNX THERAPEUTICS, INC.


                          ------------------------------------------------------
                          By:       Sam Eletr, Ph.D.
                                    Chief Executive Officer
                          Date:     November 15, 1996



                          ------------------------------------------------------
                          By:       Craig C. Taylor
                                    Acting Chief Financial Officer
                                    (Principal Financial and Accounting Officer)
                          Date:     November 15, 1996