Form 10-Q/A
period 1996-06-30
LYNX THERAPEUTICS INC
filed 1996-11-27
CIK 913275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

                                 Amendment No. 2


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

27.        Financial Data Schedule+


* Portions of this agreement have been deleted pursuant to our request for confidential treatment.

+   Previously filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         LYNX THERAPEUTICS, INC.


                          ------------------------------------------------------
                          By:       Sam Eletr, Ph.D.
                                    Chief Executive Officer
                          Date:     November 27, 1996



                          ------------------------------------------------------
                          By:       Craig C. Taylor
                                    Acting Chief Financial Officer
                                    (Principal Financial and Accounting Officer)
                          Date:     November 27, 1996