Form 10-K405
period 1996-12-31
LYNX THERAPEUTICS INC
filed 1997-03-27
CIK 913275

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the year ended                       December 31, 1996
                    ------------------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934



                         Commission file number 0-22570

                             LYNX THERAPEUTICS, INC.
             (Exact name of Registrant as specified in its charter)

         Delaware                                        94-3161073
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                    3832 Bay Center Place, Hayward, CA 94545
          (Address of principal executive offices, including zip code)

                                 (510) 670-9300
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to                  Common Stock, $.001 Par Value
Section 12(g) of the Act:



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                              ---    ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x
                             ---

         The number of shares of Common Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock outstanding as of December 31, 1996, was 3,152,148, 332,288, 123,299 and 40,000, respectively. The Series B,
Series C and Series D Preferred Stock are convertible into Common Stock on a ten-for-one basis. Information regarding the aggregate market value of the Registrant's voting stock is not included because there is currently no established public trading market for the Company's voting stock.

                                     PART I


ITEM 1.           BUSINESS

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Lynx Therapeutics, Inc. ("Lynx" or the "Company") was formed in late 1992 to discover and target inappropriate gene expression in disease. The Company's early efforts relied on academic collaborations for the discovery and understanding of altered or inappropriate gene function and on its own expertise in synthetic DNA ("oligodeoxynucleotide" or "ODN") chemistry for the development of compounds aimed at modulating undesirable gene expression. These early collaborations resulted in a number of compounds. One compound for the prevention of restenosis following balloon angioplasty is in Phase II clinical trials in Europe and is the object of development and commercialization agreements with two pharmaceutical companies. The other compounds, aimed at certain leukemias and cancers, are currently the objects of in-vivo preclinical studies.

         As successful as these programs have been, their progress has been generally constrained by the inherent difficulties of elucidating gene functions with current technologies. As a result, the Company has undertaken to acquire and develop novel gene identification technologies that promise to accelerate the discovery and validation of important new targets.

         In addition, the Company has recently initiated an internal biology-based drug discovery program designed around in vitro and in vivo models of acute biological stress or injury. This program is currently focused on models relevant to diseases resulting from brain and spinal cord injuries. Its aim is to better define and characterize gene function and inappropriate gene expression in the diseases of interest.


LYNX  TECHNOLOGIES

Target Discovery Technologies

Massively Parallel Signature Sequencing  ("MPSS")

         In 1994 the Company established a group to focus on the development of new and proprietary DNA sequencing technologies that would be capable of accelerating the discovery and validation of targets for drug discovery. Foremost among these are the Massively Parallel Signature Sequencing ("MPSS") and the Massively Parallel Genomic Sequencing ("MPGS") technologies. The first is designed to enable researchers to identify a majority of all genes expressed by a cell (or tissue) from the simultaneous sequencing of up to a million molecules representing that cell's (or tissue's) full gene expression. The second is designed to enable the simultaneous sequencing of up to a million genomic fragments in order to arrive rapidly at genomic sequences. The Company is currently refining various aspects of the biochemistries and instrumentation needed to implement these technologies. Barring unforeseen obstacles, the Company expects to deploy MPSS in its internal research programs as well as in the programs of its customers and research partners during 1997, and MPGS for its own programs shortly thereafter.

Biology-based Target Discovery Programs

         In 1995 the Company established a target discovery and early development program designed to capitalize eventually on the power of MPSS, but which could develop nevertheless with expertise and intermediate technologies currently resident within Lynx. The initial projects are centered on the medically important field of neurovascular diseases, in areas for which good in vitro and in vivo models exist, and that are well suited to eventual analyses with the Company's gene sequencing and target discovery MPSS technologies.

         Various forms of sub-lethal stress or challenge that will not cause cellular or tissue injury are known to lead to states wherein certain cells become protected from subsequent injury. It is as if the cells have protective reserves which are quiescent under normal resting conditions, but which become activated upon sub-lethal challenges. Examples include ischemic conditioning of myocardial muscle cells, liver cells, neurons, and depolarization-induced conditioning of neurons. Therefore, analyzing the genes induced by such challenges could reveal endogenous protective mechanisms which could then serve as targets for drug development.

         Animal models of hypoxic ischemic nervous system injuries (stroke, global ischemias) reproduce similar human conditions reasonably well. Experiments in these models can be planned and timed conveniently. Stroke, for example, can be modeled by blocking flow in a specific cerebral artery. Tissues can then be collected from various brain regions, and at desired time points following the original insult. Thus, progression of post-ischemic events can be monitored in affected and unaffected hemispheres to gain insight into the molecular pathologies of the modeled disease. Similar models exist which reproduce certain psychiatric disorders such as depression. Lynx is in the process of studying such models of neurological and psychiatric diseases using differential molecular analysis techniques. These models include, but are not limited to, those of hypoxic ischemic brain injury, epilepsy, central nervous system trauma, depression, and age-related memory deficits. By deciphering the mechanisms involved, Lynx expects to identify potential targets for drug developments.

Oligodeoxynucleotide Chemistries

         Oligodeoxynucleotides or ODNs are short, synthetic DNA or DNA analog fragments. Interest in their use stems from their ability, when synthesized with the appropriate sequence, to bind to target mRNA molecules (the antisense mode), or, in special cases, to double stranded DNA (the antigene mode), and thereby block or interfere with gene expression.

         ODN analogs are usually preferred over "natural" ODNs as the latter are readily degraded by cellular enzymes. Lynx has expertise with two types of ODN analogs, phosphorothioates, a class of compounds licensed from the United States National Institute of Health, and phosphoramidates, a proprietary class of compounds developed by the Company.

         ODNs can be used  both as  therapeutic  compounds  or as tools in model experiments  to  block  expression  of a  given  gene in  order  to  validate  a hypothesized function. Lynx expects its ODN expertise and proprietary technologies to play a significant role in the discovery of gene function and in the early and specific validation of potential drug targets.


CLINICAL AND PRE-CLINICAL PROGRAMS

Oligodeoxynucleotide Therapeutic Programs

         Lynx's ODN drug clinical development program is currently focused on evaluating in humans the efficacy observed earlier in porcine models, of a proprietary phosphorothioate ODN antisense compound, LR-3280, in coronary artery restenosis following balloon angioplasty.

         The target of LR-3280 is the c-myc oncogene whose dynamic expression suggests that it plays a causal role in the pathologic process of arterial restenosis. Lynx's restenosis program is an early example of intervening in a specific disease process by targeting inappropriate gene expression. Lynx has completed a Phase I safety study of LR-3280 in humans and has commenced a Phase II efficacy study in Europe. The Company has also completed two corporate development and marketing partnerships to fully support clinical development of this compound in North America, Europe, Japan and certain Asian countries.

         The Company and its collaborators are now conducting in vitro and in vivo pre-clinical studies of a number of phosphoramidate drug candidates targeting proliferative diseases and viruses. The potential utility of phosphoramidate ODNs as direct antigene drugs is especially promising since the number of copies of a target gene in a cell is usually two, not hundreds or thousands as with many target mRNA molecules and viruses. Thus, the effective intracellular concentration required of an "antigene" ODN may be many times lower than that of an "antisense" ODN drug. Antigene ODNs also have interesting implications for treating viral diseases that involve the viral genome integrating itself into the host genome once or a few times--as does HIV.

Process Development and Manufacturing

         The development of ODN-based drugs requires the ability to produce amounts of synthetic DNA far larger than those which can be obtained from research-oriented DNA synthesizers. Few other sources can match the quantity and quality of phosphorothioate compounds that Lynx's process chemistry and synthetic technology have made available for in vitro, in vivo, and now human, testing. This manufacturing technology traces its origins to the beginning of Lynx as a division of Applied Biosystems Inc., ("ABI"), now a division of Perkin Elmer Corporation. Lynx retains royalty-free licenses to ABI's DNA synthesis technologies and holds exclusive positions in the therapeutics field for some of them.

         The development of phosphoramidate analogs has necessitated extensive process development research to enable their manufacture as their synthesis requires different chemistries than those developed previously for DNA and other analogs. Progress to date has resulted in making the phosphoramidates a practical alternative in addition to being a more potent and versatile one.

Business Risks

Technological Uncertainty; Government Regulation

         All of Lynx's products are in a research and development phase; no significant revenues have been generated from services or product sales. There is no assurance that Lynx's technologies will be successfully developed or, if they are, that they can be successfully marketed. Certain Lynx products depend on the continuance of outside collaborations and/or the development of in-house expertise to complement the efforts of such collaborators. There can be no assurance that Lynx will successfully maintain these collaborations or that it will be able to develop such in-house expertise. Moreover, Lynx's products in research or development may prove to have undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. Pharmaceutical or biotechnology based products, if any, resulting from Lynx's research and development programs are not expected to be commercially available for a number of years.

         The FDA and comparable agencies in foreign countries impose substantial pre-market approval requirements upon the introduction of therapeutic pharmaceutical products through lengthy and detailed preclinical and clinical testing procedures and other costly and time-consuming procedures. Satisfaction of these requirements, which includes demonstrating to the satisfaction of the FDA that the product is both safe and effective, typically takes several years or more, depending on the type, complexity and novelty of the product. There can be no assurance that government approval will be obtained for any of Lynx's products. Even if obtained, regulatory approval of a product may not be granted on a timely basis, may impose limitations on the indicated uses for which the product may be marketed or may impose costly compliance procedures, all of which could diminish any competitive advantage that Lynx may obtain. Further, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections and discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product manufacturer, including withdrawal of the product from the market. Also, additional government regulation, legislation or administrative action may be established which could also prevent or delay regulatory approval of Lynx's products.

Loss History; Uncertainty of Future Profitability; Need for Additional Funds

         Lynx had an accumulated deficit of approximately $31.5 million through December 31, 1996 and expects to incur substantial operating losses for at least the next several years. There can be no assurance that Lynx will ever be able to achieve or sustain profitability. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Lynx's operations to date have consumed substantial amounts of cash. Negative cash flow from operations is expected to continue and to increase over the foreseeable future. Lynx anticipates that its existing capital resources will enable Lynx to maintain its current and planned operations through 1997. Lynx intends to seek additional funding through future equity or debt offerings in the public or private markets or through collaborative arrangements. Lynx's ability to obtain additional financing will depend on the progress in its research and development efforts, its financial condition and business prospects, and conditions prevailing in the relevant capital markets at the time financing is sought. There can be no assurance that any additional financing required by Lynx will be available or, if available, will be on terms favorable to Lynx. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." Failure to obtain such additional funds would have a material adverse effect on the Company.

Competition

         Lynx  is  subject  to  competition   from  many  directions   including
complementary DNA ("cDNA") cloning and sequencing technologies, ODN chemistry and drug development, and the discovery and development of pharmaceutical and biotechnology drugs. Competition in the latter arena includes all of the world's pharmaceutical and biotechnology companies that have research programs pursuing the same general targets as Lynx, including cardiovascular diseases, cancers and leukemias and neurovascular diseases. There are several companies that are now actively engaged in technology developments and discovery programs pertaining to genomic elucidation and gene function determination. Key to these efforts are cDNA cloning and DNA sequencing techniques. However, there can be no assurance that combinations of novel cloning and sequencing techniques will not be discovered or developed elsewhere. See "Lynx Technologies."

Patents and Proprietary Rights

         Lynx's success will depend in part on its ability to obtain patent protection for its products both in the U.S. and other countries. Lynx has filed and will continue to file applications, as appropriate, for patents covering both its products and processes and has licensed a number of patents and patent applications covering certain of its compounds. Some of the patent applications owned by Lynx have already issued, but no assurance can be given that patents will issue from any of the pending applications or that, if patents do issue, the claims allowed will be sufficiently broad to protect Lynx's technology. In addition, no assurance can be given that any patents issued to or licensed by Lynx will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide competitive advantages to Lynx.

         The commercial success of Lynx will also depend in part on Lynx not infringing patents issued to competitors and on others not breaching the technology licenses upon which Lynx's products might be based. There can be no assurance that Lynx will be able to obtain a license to any third party technology that it may require to conduct its business or that, if obtainable, such technology can be licensed at a reasonable cost. Failure by Lynx to obtain a license to any technology that it may require to commercialize its technologies or products may have a material adverse effect on Lynx.

         Litigation, which could result in substantial costs to Lynx, may also be necessary to enforce any patents issued to Lynx or to determine the scope and validity of other parties' proprietary rights. If the outcome of any such litigation is adverse to Lynx, Lynx's business could be adversely affected. Lynx may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, which could result in substantial cost to Lynx to determine the priority of inventions. Furthermore, Lynx may have to participate at substantial cost in International Trade Commission proceedings to abate the importation of products which would compete unfairly with products of Lynx.

         Lynx also relies on trade secrets and proprietary expertise, which it seeks to protect in part by confidentiality agreements with its collaborators, employees and consultants. There can be no assurance that these agreements will not be breached, that Lynx would have adequate remedies for any breach, or that its trade secrets will not otherwise become known or be independently developed by competitors.

Need to Establish Collaborative Relationships; Dependence on Partners

         Lynx's business strategy includes entering into strategic alliances or licensing arrangements with corporate partners, primarily pharmaceutical and biotechnology companies, relating to the development and commercialization of certain of its potential technologies, databases and products. There can be no assurance that Lynx will be able to negotiate attractive collaborative arrangements or that such collaborations will be available to Lynx on acceptable terms so that any such relationships, once established, will be scientifically or commercially successful. In addition, there can be no assurance that the Company will be able to maintain its existing collaborations, or that the Company's partners will perform under such collaborations.

Attraction and Retention of Key Employees and Consultants

         Lynx is highly dependent on the principal members of its management and scientific staff, the loss of whose services could have a material adverse effect on Lynx. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to Lynx's success. Lynx believes it will be successful in attracting and retaining skilled and experienced scientific personnel, although there can be no assurance that Lynx will be able to attract and retain such personnel on acceptable terms, given the competition among numerous pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. See "Employees."

Manufacturing Capability

         The manufacture of Lynx's products will be a time consuming and complex process and will be subject to good manufacturing practice ("GMP") prescribed by the FDA or other standards prescribed by the appropriate regulatory agency in the country of use. There can be no assurance that Lynx will be able to manufacture products in a timely fashion, at acceptable quality and cost and in sufficient quantities.

Absence of Sales and Marketing Experience; Product Liability Exposure and Insurance; Hazardous Materials

         Lynx has no experience in the sales, marketing or distribution of pharmaceutical products and does not expect to establish a direct sales capability for at least several years. To market any of its products directly, Lynx must develop a substantial sales and marketing force with technical expertise and with supporting distribution capability. There can be no assurance that Lynx will desire to or be able to build such a sales force or that its direct sales and marketing efforts will be successful.

         The use of any of Lynx's products in clinical trials and the sale of any products may expose Lynx to liability claims resulting from the use of such products. These claims might be made directly by consumers, health care providers, pharmaceutical companies or others selling such products. Lynx intends to obtain product liability insurance coverage. No assurance can be given that Lynx will be able to obtain such insurance or, if obtainable, that such insurance can be acquired at reasonable cost or in sufficient amounts to protect Lynx against losses that could have a material adverse effect on Lynx.

         Lynx's research and development may involve the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. In the event of such an accident, Lynx could be held liable for any damages that result, and any liability could exceed the resources of Lynx.

Non-Corporate Collaborations/Sponsored Research

         Lynx's R&D strategy has been to leverage its know-how with the expertise of extramural experts active in a variety of disease areas. When appropriate, the Company has provided financial support for its collaborators' work and, in most cases, has secured the full commercial rights for any resulting drugs and targets. The resulting research has thus drawn on resources and skills far greater than the Company could have assembled alone in its short history and with its limited finances. This strategy has allowed the Company to defer investing in expensive skills and technologies until it could ascertain their relevance to specific product developments.

         Lynx has entered into a number of collaborations aimed at enhancing and extending its research and development activities. The following describes the Company's current academic collaborations:

         o A Sponsored Research Agreement with the Department of Neurosciences of the Johns Hopkins University Medical Center is directed at the molecular characterization of genes induced in the brain by neural activation.

         o A Sponsored Research Agreement with Thomas Jefferson University is directed at in vivo mouse experiments in CML and acute leukemias utilizing the Company's phosphoramidate ODNs. Basic research is also aimed at identifying mRNA targets that are products of nuclear proto-oncogenes and oncogenes, and at characterizing receptor-mediated mechanisms associated with signal transduction pathways in cancer.

         o A Sponsored Research Agreement with the Thomas Jefferson University is directed at understanding the role of the IGF-1 receptor in protecting cancer cells from dying. Phosphoramidate ODN anti-mRNA compounds targeting the receptor are being optimized in vitro and in vivo.

         o A Sponsored Research Agreement with the Interventional Cardiology Group at the Thomas Jefferson University Medical Center is focused on in vivo experiments using pigs to continue the exploration of the mechanism of action of LR-3280, and its possible applicability to prevention of restenosis in vein grafts and related clinical indications.

         o A Sponsored Research Agreement with the Polish Academy of Sciences is aimed at developing chiral phosphorothioate synthesis technology.

         o A Sponsored Research Agreement with the Hungarian Academy of Sciences is aimed at the development of an informatics system compatible with MPSS analyses as well as the detailed analysis of novel genes identified at Lynx.

         o A Sponsored Research Agreement with the Applied Biosystems Division of Perkin Elmer Corporation is aimed at the application of new nucleotide sequencing techniques to novel genes identified at Lynx.

         o  A   Sponsored   Research   Agreement  with  The  Molecular  Sciences
Institute is aimed at conducting feasibility research on Massively Parallel Genomic Sequencing ("MPGS").

Corporate Collaborations

         o In October 1996, Lynx entered into two agreements with BASF AG aimed at exploiting Lynx's proprietary MPSS technology. The first agreement commits the two companies to form a new biotechnology Joint Venture ("JV") called BASF-LYNX Bioscience AG in Heidelberg, Germany, which will be governed by a detailed operating agreement developed jointly between the Company and BASF. Initial ownership of the JV will be split 51%-49% between BASF and Lynx respectively. Under the sponsorship of BASF and Lynx the JV will seek to identify novel drug targets in certain central nervous system diseases; it will attempt to determine whether the safety of chemicals can be correlated with, and anticipated by, their effects on gene expression; and, finally, it will seek to optimize microorganisms used in the fermentation production of chemicals such as vitamins or amino acids. BASF will provide research funding of up to 50 million DM (approximately $33 million at current exchange rates) over the next 5 years, as well as access to certain of its technologies, and Lynx will provide access to its MPSS technology for use in the JV's research programs.

         The second agreement is a service agreement through which BASF may exploit the expected power of Lynx's MPSS technology for its own internal and proprietary research, independent of the JV's objectives. For access to this service, which commits Lynx to provide BASF with a certain number of MPSS analyses per year, BASF agreed to pay Lynx an access fee of $5.5 million on execution of the agreement, an additional fee of $5.5 million on the achievement of a certain milestone, and a subscription fee of $8 million for the first two years of the subscription agreement.

         o In September 1996, Lynx entered into a collaboration agreement with Schwarz Pharma AG to develop and market Lynx's LR 3280 drug candidate for the European and North American markets. The agreement calls for Schwarz Pharma to pay Lynx $4.0 million and $16.0 million in sign-up and milestone fees respectively, and for Schwarz Pharma to bear the costs of development, regulatory approval and sales in the specified territories. Schwarz Pharma will also purchase the drug from Lynx, which retains all manufacturing rights.

         o In July 1996, Lynx entered into a collaboration agreement with Tanabe Seiyaku Co., Ltd. to develop and market Lynx's LR 3280 drug candidate for the Japanese and certain other Asian markets. The agreement calls for Tanabe to pay Lynx $3.5 million and $8.0 million in sign-up and milestone fees respectively, and for Tanabe to bear the costs of development, regulatory approval and sales in specified territories. Tanabe will also purchase the drug from Lynx, which retains all manufacturing rights.

         o In October 1995, Lynx entered into an agreement with Hoechst AG and Hoechst Marion Roussel (collectively referred to as "Hoechst") which provides Hoechst access to Lynx's MPSS technology. Under the terms of the agreement, Lynx received funds to accelerate the development of its MPSS technology plus an equity investment. In return, Lynx will clone and sequence cDNA libraries from samples of interest to Hoechst. The agreement also stipulates that not more than two additional companies may similarly access the MPSS technology for a specified period. The combined equity, R&D support payments, and subscription fees could reach $35 million by the end of 1998, depending upon the achievement of certain milestones and the quantity of samples submitted for analyses.

Research and Development Expenditures

         Lynx has devoted its efforts primarily to research and development. Research and development expenses were $12.3 million for the year ended December 31, 1996, $11.0 million for the year ended December 31, 1995 and $7.7 million for the year ended December 31, 1994.

Scientific Advisors

         The following are Lynx's principal scientific advisors:

         Sydney Brenner, M.B., D. Phil. Director and President of The Molecular Sciences Institute, a non-profit research institute in La Jolla, California. Until his retirement in 1996, Dr. Brenner was Honorary Professor of Genetic
Medicine, University of Cambridge School of Clinical Medicine, Cambridge, England. Dr. Brenner is known for his work on the genetic code and information transfer from genes to proteins, and for his pioneering research on the genetics and development of the nematode. Dr. Brenner is a Fellow of the Royal Society
(1955) and a Foreign Associate of the U.S. National Academy of Sciences (1977) and has received numerous awards of recognition, including the Albert Lasker Medical Research Award (1991), the Genetics Society of America Medal (1987), and the Kyoto Prize (1990).

         Dennis Choi, M.D., Ph.D. Chairman of the Department of Neurology and Director of the Center for the Study of Nervous System Injury at Washington University School of Medicine, St. Louis, Missouri. Dr. Choi is an internationally recognized leader in the area of cellular and molecular neuroscience with a specific focus on understanding the mechanisms of brain and nervous system injury.

         Robert L. Letsinger, Ph.D. holds joint appointments in the Departments of Chemistry and Molecular Biology and is also Professor of Chemistry at the Northwestern University in Evanston, Illinois. Dr. Letsinger is known for his pioneering work in solid phase synthesis of DNA and the phosphite method for assembly of oligonucleotides. Dr. Letsinger's achievements in these areas laid much of the conceptual groundwork for current automated technologies to produce synthetic DNA.

         Laszlo Patthy, Ph.D., D.Sc. Director of the Institute of Enzymology, Hungarian Academy of Sciences, Budapest, Hungary. Dr. Patthy, a leading structural and evolutionary biologist, has made seminal discoveries in the area of modular protein evolution. Dr. Patthy has developed a sophisticated protein sequence informatics technology that is making unique contributions to the structural and functional aspects of proteins and their genes.

         Peter H. Seeburg, Ph.D., D.Sc. Professor, University of Heidelberg, Germany. Dr. Seeburg is an internationally recognized pioneer in molecular biology who developed several essential molecular biological techniques and was the sixth most cited scientific author of the 1980's. He was also a principal scientist in the early phase of Genentech, Inc. In recent years, Dr. Seeburg has made seminal discoveries in molecular neuroscience. In 1996, he assumed the directorship of the Max Planck Institute of Heidelberg.

         Wojciech J. Stec, Ph.D. Professor and Head of the Department of Bioorganic Chemistry, Center of Molecular and Macromolecular Studies, Polish Academy of Sciences, in Lodz, Poland. Professor Stec is known for his contributions to organophosphorus chemistry and seminal work on stereochemistry including phosphorothioate analogs of DNA. Prof. Stec was recognized by a Fogarty Scholar-in-Residence award (1992-1993) at the National Institutes of Health in Bethesda, Maryland.

         Paul F. Worley, M.D. Associate Professor, Department of Neuroscience and Neurology at Johns Hopkins University Medical School. Dr. Worley, a neurologist and molecular biologist, is a pioneer in applying differential cloning techniques to understand the molecular basis of neuronal plasticity.

Employees

         As of December 31, 1996, Lynx employed 63 full-time employees, of which 51 were engaged in research and development and manufacturing activities and 12 in finance and administrative activities. Lynx believes that it has been successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intense. None of Lynx's employees are covered by collective bargaining agreements, and management considers relations with its employees to be good.

ITEM 2.           PROPERTIES

         Lynx's corporate headquarters and principal research and development facilities are located in Hayward, California, in a building totaling approximately 43,000 square feet. The building is leased through July 2003, and the Company has options to renew the lease for two additional periods of five years each. Lynx believes it is positioned to obtain the space needed to accommodate its anticipated growth on commercially reasonable terms.


ITEM 3.           LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 22, 1995, the Company commenced the solicitation of proxies and written consents pursuant to Regulation 14 under the Securities Exchange Act of 1934. The stockholders of the Company voted by written consent on the following proposal: to approve an amendment to the Company's Restated Certificate of Incorporation to effect a reverse stock split of the Company's Common Stock and Preferred Stock, so that every ten shares of Common Stock would be converted into one share of Common Stock, and every ten shares of Preferred Stock would be converted into one share of the appropriate series of Preferred Stock. The foregoing proposal was approved in January 1996 by the Company's stockholders.

         On October 7, 1996, the Company commenced the solicitation of proxies and written consents pursuant to Regulation 14 under the Securities Exchange Act of 1934. Only certain holders of record of Common Stock, Series B, Series C and Series D Preferred Stock of the Company voted by written consent on the following proposal: to approve an amendment to the Company's Amended and Restated Certificate of Incorporation solely to decrease the authorized number of shares of the Company's Common Stock from 120,000,000 shares to 20,000,000 shares and the authorized number of the Company's Preferred Stock from 25,000,000 shares to 2,000,000 shares. The decrease in the number of authorized shares had no effect on the rights of existing security holders. The foregoing proposal was approved in December 1996 by the Company's stockholders.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Although the  Company's  Common Stock has been  registered  pursuant to
Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has not listed its Common Stock on any exchange or on the Nasdaq National Market. There is currently no established public trading market for the Company's voting stock.

         The Company also has outstanding Series B, Series C and Series D Preferred Stock, the shares of which are convertible into Common Stock on a ten-for-one basis (i.e., ten shares of Common Stock for each share of Preferred Stock). The Company's Series B, Series C and Series D Preferred Stock has not been registered pursuant to the Exchange Act and has not been listed on any exchange or on the Nasdaq National Market. There is currently no established trading market for the Company's Preferred Stock.

         As of February 28, 1997, there were 3,005 stockholders of record of the Company's Common Stock, 26 stockholders of record of the Company's Series B Preferred Stock, 28 stockholders of record of the Company's Series C Preferred Stock and 1 stockholder of record of the Company's Series D Preferred Stock.

         The Company has not paid any dividends on its Common Stock or Preferred Stock and does not anticipate the payment of dividends in the foreseeable future. The Company expects that any future earnings will be retained and applied toward the development of the Company's business.


ITEM 6.           SELECTED FINANCIAL DATA

                                                                                                          Fiscal Year Ended June 30,
                                                                                                           -------------------------
                                                                                                 Six-Month               Predecessor
                                                                Year Ended December 31,        Period Ended              Division(1)
                                                          ----------------------------------    December 31,             -----------
                                                             1996        1995          1994       1993(2)        1993        1992
                                                             ----        ----          ----       ------         ----        ----
Consolidated Statements of Operations
(in thousands, except net loss per share data)

Revenues                                                  $  9,749     $    680     $  4,699     $    183     $  1,238     $    998

Operating costs and expenses:

     Costs of product sales and other revenues                 291          265          742          110            2          644

     Research and development                               12,254       11,036        7,715        3,321        6,194        2,004

     Selling, general and administrative                     3,170        1,591        1,768          650        1,102          470
                                                          --------     --------     --------     --------     --------     --------

Total operating costs and expenses                          15,715       12,892       10,225        4,081        7,298        3,118
                                                          --------     --------     --------     --------     --------     --------

Loss from operations                                        (5,966)     (12,212)      (5,526)      (3,898)      (6,060)      (2,120)

Interest income                                                585          744          506           75          243         --

Provision for income taxes                                      10         --           --           --           --           --
                                                          --------     --------     --------     --------     --------     --------

Net loss                                                  $ (5,391)    $(11,468)    $ (5,020)    $ (3,823)    $ (5,817)    $  2,120)
                                                          ========     ========     ========     ========     ========     ========

Net loss per share (3)                                    $  (2.19)    $  (5.00)    $  (4.83)    $  (5.60)    $  (8.23)
                                                          ========     ========     ========     ========     ========

Shares used in per share computation (3)                     2,467        2,294        1,039          683          707



                                                                                                          June 30,
                                                                                                   ----------------------
                                                                                                              Predecessor
                                                                     December 31,                             Division(1)
                                                    ------------------------------------------     ----------------------
                                                      1996       1995       1994       1993(2)          1993      1992
                                                    ---------------------------------------------------------------------
Consolidated Balance Sheets
(in thousands)
Cash, cash equivalents and short-term investments   $14,082     $13,779    $12,246      $2,383        $7,014    $     5
Working capital                                      12,993      12,730     11,702         891         6,408        133
Total assets                                         18,412      17,685     15,142       4,857         7,396        452
Stockholders' equity                                 10,732      13,742     14,044       2,930         6,744        342


(1) Consolidated Balance Sheet data as of June 30, 1992, and Consolidated Statements of Operations data for the period ended June 30, 1992, are for the Company's predecessor, the Therapeutics Division of Applied Biosystems, Inc., (ABI is now a wholly-owned subsidiary of Perkin Elmer Corporation). Share and per share data for 1992 are not presented for the predecessor because the predecessor was a division and such information is not meaningful.




(2) In July 1993, the Company changed its fiscal year end from a year ending June 30 to a calendar year.

(3) In February 1996, the Company filed an amendment to its Certificate of Incorporation effecting a one-for-ten reverse stock split of all outstanding Common and Preferred Stock, warrants and options to purchase Common and Preferred Stock. The reverse stock split was approved by the majority of its stockholders in January 1996. The net loss per share computations and number of shares have been adjusted retroactively to reflect the stock split for all periods presented.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Item 1 Business--Business Risks."

Overview

         Since its inception in July 1989 (as a division of Applied Biosystems, Inc. "ABI"), Lynx Therapeutics, Inc. ("Lynx") has devoted its efforts toward research, drug discovery and development programs. Lynx has been unprofitable since its inception and expects to incur substantial losses for the next several years, due primarily to the expansion of its research and development programs, including development of its Massively Parallel Signature Sequencing ("MPSS") and Massively Parallel Genomic Sequencing ("MPGS") technologies, phosphoramidate chemistry and preclinical studies and clinical trials. As of December 31, 1996, Lynx's accumulated deficit was approximately $31.5 million (the accumulated deficit including Lynx's operations as a division of ABI as of December 31, 1996 was approximately $35.7 million). Lynx may generate revenues based on its agreements with collaborative partners as a result of achievement of the milestones defined in the agreements. However, there is no guarantee that the milestones will be achieved or that the technologies will be proven successful. Lynx does not anticipate that it will generate significant revenues and profits, if any, from the commercial sale of its products and services for several years if not more. There can be no assurance that Lynx will ever successfully develop and market any of its proposed products or that it will ever be able to achieve or sustain profitability.

         Lynx's business is subject to significant risks, including the risks inherent in its research and development efforts, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process, and possible competition from other products. The MPSS program is dependent upon the successful integration of independent technologies, each of which has its own development risks. In addition, Lynx's MPSS technology could face competition from the development of similarly efficient, or better, combinations of novel cloning and sequencing techniques. Further, even if Lynx's products appear promising at an early stage of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to, the possibilities that the Company's compounds are found to be toxic or ineffective during clinical trials, the failure to receive necessary regulatory approvals, the difficulty to manufacture on a large scale or the inability to market a compound due to proprietary rights of third parties.

Results of Operations

Years Ended December 31, 1996 and 1995

Revenue

         Lynx had total revenues of $9.7 million and $680,000 for the years ended December 31, 1996 and 1995, respectively. The 1996 revenue included $7.5 million in sign-up fees under the Tanabe and Schwarz Pharma agreements; approximately $2.0 million earned under the collaborative agreements with Hoechst and BASF; and approximately $291,000 from a government grant. The 1995 revenue included $375,000 of revenue earned under the collaborative agreement with Hoechst and approximately $305,000 generated from compound sales and grant revenue.

Operating Expenses

         Costs of product sales and other revenues were $291,000 for the year ended December 31, 1996, compared to $265,000 for the year ended December 31, 1995. The 1996 cost is related to activity under the government grant, while the 1995 cost is related both to grant activity and cost of compounds sold.

         Research and development expenses were $12.3 million for the year ended December 31, 1996 compared to $11.0 million for the year ended December 31, 1995. The increase was due to expenses associated with the issuance of Lynx Common Stock and stock options to certain employees and one consultant pursuant to the Agreement of Merger between Lynx and its majority-owned subsidiary, Spectragen Inc., increased spending in support of clinical trials and increased depreciation on lab equipment used in research. A portion of this increase was offset by reduced funding to various laboratories under collaborative research agreements and lower patent and related legal expense. Lynx expects to continue to incur substantial research and development expenses due to planned spending for ongoing research activities and new research applications.

         General and administrative expenses were $3.2 million for the year ended December 31, 1996, compared to $1.6 million for the year ended December 31, 1995. The increase was due primarily to increased legal fees, investment banking fees, and travel expenses incurred in conjunction with the Tanabe, Schwarz-Pharma and BASF agreements and to higher salary expense relating to increased headcount and the settlement agreement associated with the termination of a corporate officer. Lynx expects to continue to incur substantial general and administrative expenses in support of its research and corporate development efforts.

Other

         Interest income was $585,000 for the year ended December 31, 1996 compared to $744,000 for the year ended December 31, 1995. The decrease was due primarily to somewhat lower interest rates despite slightly higher average cash balances during the year ended December 31, 1996 as compared to the prior fiscal year.

Income Taxes

         The provision for income taxes for the year ended December 31, 1996 of $10,000 consisted entirely of alternative minimum tax. There was no tax provision for the year ended December 31, 1995.

Years Ended December 31, 1995 and 1994

Revenue

         Lynx had total revenues of $680,000 for the year ended December 31, 1995, including $375,000 of revenue earned under the collaborative agreement with Hoechst. In addition, approximately $305,000 was generated from compound sales and grant revenue. This compared to total revenues of $4.7 million for the year ended December 31, 1994 which consisted of a $4.0 million license fee received in connection with Lynx's collaborative research and development agreement with The Wellcome Foundation Limited ("Wellcome"), approximately $600,000 in sales of compound relating to the Wellcome agreement and approximately $100,000 in grant revenue. During the year ended December 31, 1995, Wellcome and its parent company, the Burroughs Wellcome Co., merged with Glaxo plc and formed Glaxo Wellcome plc. Lynx was subsequently notified by Glaxo Wellcome of its intention to terminate Wellcome's agreement with Lynx effective in March 1996.

Operating Expenses

         Costs of product sales and other revenue were $265,000 for the year ended December 31, 1995, compared to $742,000 for the year ended December 31, 1994. The decrease is due primarily to lower costs associated with lower sales of compounds and grant revenue.

         Research and development expenses were $11.0 million for the year ended December 31, 1995 compared to $7.7 million for the year ended December 31, 1994. The increase was due primarily to higher spending for chemicals, supplies and prototype materials, increases in personnel, expanded funding to various laboratories under collaborative research agreements and higher patent and licensing expenses.

         General and administrative expenses were $1.6 million for the year ended December 31, 1995, compared to $1.8 million for the year ended December 31, 1994. The decrease in expenses was due primarily to a decrease in legal services for corporate general matters offset in part by increases in personnel and increases in corporate development activities.

Other

         Interest income was $744,000 for the year ended December 31, 1995, compared to $506,000 for the year ended December 31, 1994. The increase was due primarily to higher interest rates during the year ended December 31, 1995, as compared to the prior fiscal year.

Liquidity and Capital Resources

         Since inception, Lynx has funded its operations through advances from ABI, sales of Preferred and Common Stock to venture capital investors and collaborative partners, revenues from collaborative research and development arrangements, interest income, product sales and government grants. Lynx may receive additional collaborative research payments from BASF, Schwarz Pharma, Tanabe and Hoechst, and equity investments from Hoechst, subject to Lynx achieving the milestones as specified in the various agreements.

         Net cash provided in operating activities of $1.3 million for the year ended December 31, 1996 differs from the net loss for the same period for several reasons: receipt of an access fee related to the collaboration with BASF, the non-cash expense related to stock issuance in the Lynx/Spectragen merger, depreciation and amortization expenses and changes in working capital. Net cash used in investing activities of $3.1 million for the year ended December 31, 1996, was primarily due to the purchase of short-term investments, the expansion of facilities and capital equipment purchases. Net cash provided by financing activities in 1996 consisted primarily of the exercise of stock options for cash by employees. Cash and cash equivalents were $12.1 million at December 31, 1996.

         Lynx is currently utilizing its available funds for supporting development of its MPSS technology, funding preclinical research and clinical trials and the planned growth in Lynx's internal efforts toward research, drug discovery and development programs. Pending such uses as described above, Lynx intends to invest its excess cash in short-term, investment grade, interest-bearing securities or certificates of deposit.

         The cost, timing and amount of funds required for specific uses by Lynx cannot be precisely determined at this time and will be based upon Lynx's progress in its research and development, the scope and results of preclinical research and clinical trials, the cost and timing of regulatory approvals, administrative and legal costs, the establishment of corporate partnerships and the availability of alternate methods of financing. Lynx believes that its current capital resources and interest income thereon will enable it to maintain its current and planned operations through the end of 1997. There can be no assurance that any additional financing required by Lynx will be available or, if available, will be on terms favorable to Lynx.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             Lynx Therapeutics, Inc.

                   Index to Consolidated Financial Statements




Report of Ernst & Young LLP, Independent Auditors.......................     18

Audited Consolidated Financial Statements:

Consolidated Balance Sheets.............................................     19
Consolidated Statements of Operations...................................     20
Consolidated Statement of Stockholders' Equity..........................     21
Consolidated Statements of Cash Flows...................................     22
Notes to Consolidated Financial Statements..............................     23

               Report of Ernst & Young, LLP, Independent Auditors



The Board of Directors and Stockholders
Lynx Therapeutics, Inc.



We have audited the accompanying consolidated balance sheets of Lynx Therapeutics, Inc. as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lynx Therapeutics, Inc. at December 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles.





Palo Alto, California
February 4, 1997



                                                  Lynx Therapeutics, Inc.

                                                Consolidated Balance Sheets
                                     (In thousands, except share and per share amounts)

                                                                                                                  December 31,
Assets                                                                                                       1996            1995
                                                                                                           ------------------------
Current assets:
   Cash and cash equivalents                                                                               $ 12,109        $ 13,779
   Short-term investments                                                                                     1,973            --
   Accounts receivable                                                                                          118              88
   Other current assets                                                                                         158              79
                                                                                                           ------------------------
Total current assets                                                                                         14,358          13,946

Property and equipment:
   Leasehold improvements                                                                                     3,193           2,501
   Laboratory and other equipment                                                                             2,976           2,157
                                                                                                           ------------------------
                                                                                                              6,169           4,658
   Less accumulated depreciation                                                                             (2,290)         (1,461)
                                                                                                           ------------------------
Net property and equipment                                                                                    3,879           3,197

Notes receivable from officers and employees                                                                    175             542
                                                                                                           ------------------------
                                                                                                           $ 18,412        $ 17,685
                                                                                                           ========================

Liabilities and stockholders' equity
 Current liabilities:
   Accounts payable                                                                                        $    429        $    693
   Accrued compensation                                                                                         394             206
   Accrued professional fees                                                                                    169             187
   Other accrued liabilities                                                                                    373             130
                                                                                                           ------------------------
Total current liabilities                                                                                     1,365           1,216

Deferred revenue from related party                                                                           6,167           2,625
Other noncurrent liabilities                                                                                    148             102

Stockholders' equity:
   Preferred  Stock,  issuable  in  series,  $.001 par value; 2,000,000 shares authorized, all shares designated represent convertible Preferred Stock:
   Series B, 400,000 shares designated; 332,288 shares issued and outstanding at
     December 31, 1996 and 1995; aggregate liquidation value of $16,614 at
     December 31, 1996 and 1995;                                                                             16,091          16,091
   Series C, 145,000 shares designated; 123,299  shares issued and outstanding at December 31, 1996 and 1995; aggregate liquidation value of $6,165 at
     December 31, 1996 and 1995;                                                                              6,109           6,109
   Series D, 40,000 shares designated; 40,000 shares issued and outstanding at December 31, 1996 and 1995; aggregate liquidation value of $5,000 at
     December  31, 1996 and 1995;                                                                             4,989           4,989
   Common Stock, $.001 par value; 20,000,000 shares authorized, 3,152,148 and 2,334,524
     shares issued and outstanding at December 31, 1996 and 1995, respectively;                              17,361          13,394
   Notes receivable from stockholders                                                                          (210)           (660)
   Deferred compensation                                                                                     (2,092)            (51)
   Unrealized gain/(loss) on marketable securities                                                                3              (2)
   Accumulated deficit                                                                                      (31,519)        (26,128)
                                                                                                           ------------------------
Total stockholders' equity                                                                                   10,732          13,742
                                                                                                           ------------------------
                                                                                                           $ 18,412        $ 17,685
                                                                                                           ========================



                                                  See accompanying notes.

                                      19.


                                                  Lynx Therapeutics, Inc.
                                           Consolidated Statements of Operations
                                     (In thousands, except share and per share amounts)



                                                                         Year Ended December 31,
                                                            ----------------------------------------------
                                                                   1996             1995              1994
                                                            ----------------------------------------------
Net revenues:
   License fees                                                $  7,500         $     --         $   4,000
   Revenues from collaborative arrangements
     with related parties                                         1,958              375                --
   Product sales and other revenues                                 291              305               699
                                                            ----------------------------------------------
Total revenues                                                    9,749              680             4,699

Operating costs and expenses:
   Costs of product and other revenues                              291              265               742
   Research and development                                      12,254           11,036             7,715
   Selling, general and administrative                            3,170            1,591             1,768
                                                            ----------------------------------------------
Total operating costs and expenses                               15,715           12,892            10,225
                                                            ----------------------------------------------

Loss from operations                                            (5,966)         (12,212)           (5,526)

Interest income                                                     585              744               506
Provision for income taxes                                           10               --                --
                                                            ----------------------------------------------
Net loss                                                       $(5,391)        $(11,468)          $(5,020)
                                                            ==============================================

Net loss per share                                            $  (2.19)      $    (5.00)         $  (4.83)
                                                            ==============================================

Shares used in per share computation                          2,466,891        2,293,975         1,039,105
                                                            ==============================================



                                                  See accompanying notes.


                                                       Lynx Therapeutics, Inc.
                                           Consolidated Statement of Stockholders' Equity
                                        For the Years Ended December 31, 1994, 1995 and 1996
                                                (In thousands, except share numbers)




                                                              Preferred Stock                  Common Stock                 Notes
                                                              ---------------                  ------------             Receivable
                                                           Shares         Amount           Shares        Amount        From Officers
                                                           ----------------------          --------------------        -------------
Balance at December 31, 1993                              1,135,865      $   11,358         703,513      $    1,332      $     --
Issuance of Series B Preferred Stock for
   cash, net of issuance costs of $524                      332,288          16,091            --              --              --
Conversion of Series A Preferred Stock to
   Common Stock in September 1994                        (1,135,865)        (11,358)      1,135,865          11,358            --
Exercise of Chiron option for cash                             --              --           150,000              15            --
Exercise of employee stock options for cash                    --              --            18,513              16            --
Issuance of Common Stock for services                          --              --             2,438               2            --
Amortization of deferred compensation                          --              --              --              --              --
Net unrealized loss on securities available
   for sale                                                    --              --              --              --              --
Net loss                                                       --              --              --              --              --
                                                          --------------------------------------------------------------------------
Balance at December 31, 1994                                332,288          16,091       2,010,329          12,723               0
Issuance of Series C Preferred Stock for
   cash, net of issuance costs of $56                       123,299           6,109            --              --              --
Issuance of Series D Preferred Stock for
   cash, net of issuance costs of $11                        40,000           4,989            --              --              --
Exercise of employee stock options for cash
   and note receivable                                         --              --           324,410             675            (660)
Issuance of Common Stock for services                          --              --               812               1            --
Cash paid in lieu of fractional shares
   for reverse stock split                                     --              --            (1,027)             (5)           --
Amortization of deferred compensation                          --              --              --              --              --
Net unrealized gain on securities available
   for sale                                                    --              --              --              --              --
Net loss                                                       --              --              --              --              --
                                                          --------------------------------------------------------------------------
Balance at December 31, 1995                                495,587          27,189       2,334,524          13,394            (660)
Exercise of employee stock options for cash                    --              --             9,663              12            --
Repurchase of Common Stock                                     --              --          (157,500)           (297)            450
Issuance of Common Stock in connection
    with Lynx/Spectragen merger                                --              --           959,182           4,221            --
Issuance of Common Stock for services                          --              --             6,279              31            --
Amortization of deferred compensation                          --              --              --              --              --
Net unrealized gain on securities                              --              --              --              --              --
Net loss                                                       --              --              --              --              --
                                                          --------------------------------------------------------------------------
Balance at December 31, 1996                                495,587      $   27,189       3,152,148      $   17,361      $     (210)
                                                          ==========================================================================


                                                      See accompanying notes.


                                                                                      Unrealized
                                                                                     Gain/(Loss) on                         Total
                                                                     Deferred         Marketable       Accumulated     Stockholders'
                                                                    Compensation      Securities          Deficit          Equity
                                                                     --------          --------          --------          --------
Balance at December 31, 1993                                         $   (120)         $   --            $ (9,640)         $  2,930
Issuance of Series B Preferred Stock for
   cash, net of issuance costs of $524                                   --                --                --              16,091
Conversion of Series A Preferred Stock to
   Common Stock in September 1994                                        --                --                --                --
Exercise of Chiron option for cash                                       --                --                --                  15
Exercise of employee stock options for cash                              --                --                --                  16
Issuance of Common Stock for services                                    --                --                --                   2
Amortization of deferred compensation                                      34              --                --                  34
Net unrealized loss on securities available
   for sale                                                              --                 (24)             --                 (24)
Net loss                                                                 --                --              (5,020)           (5,020)
                                                                     ---------------------------------------------------------------
Balance at December 31, 1994                                              (86)              (24)          (14,660)           14,044
Issuance of Series C Preferred Stock for
   cash, net of issuance costs of $56                                    --                --                --               6,109
Issuance of Series D Preferred Stock for
   cash, net of issuance costs of $11                                    --                --                --               4,989
Exercise of employee stock options for cash
   and note receivable                                                   --                --                --                  15
Issuance of Common Stock for services                                    --                --                --                   1
Cash paid in lieu of fractional shares
   for reverse stock split                                               --                --                --                  (5)
Amortization of deferred compensation                                      35              --                --                  35
Net unrealized gain on securities available
   for sale                                                              --                  22              --                  22
Net loss                                                                 --                --             (11,468)          (11,468)
                                                                     ---------------------------------------------------------------
Balance at December 31, 1995                                              (51)               (2)          (26,128)           13,742
Exercise of employee stock options for cash                              --                --                --                  12
Repurchase of Common Stock                                               --                --                --                 153
Issuance of Common Stock in connection
    with Lynx/Spectragen merger                                        (2,076)             --                --               2,145
Issuance of Common Stock for services                                    --                --                --                  31
Amortization of deferred compensation                                      35              --                --                  35
Net unrealized gain on securities                                        --                   5              --                   5
Net loss                                                                 --                --              (5,391)           (5,391)
                                                                     ---------------------------------------------------------------
Balance at December 31, 1996                                         $ (2,092)         $      3          $(31,519)         $ 10,732
                                                                     ===============================================================

                                                      See accompanying notes.


                                                       Lynx Therapeutics, Inc.

                                                Consolidated Statements of Cash Flows
                                        Net increase (decrease) in cash and cash equivalents
                                                           (In thousands)


                                                                                                   Year Ended December 31,
                                                                                       ---------------------------------------------
                                                                                          1996             1995              1994
                                                                                       ---------------------------------------------
Cash flows from operating activities
Net loss                                                                               $ (5,391)         $(11,468)         $ (5,020)
Adjustments to reconcile net loss to net cash used in
     operating activities:
   Depreciation and amortization                                                            829               608               404
   Loss on disposal of fixed assets                                                        --                   6              --
   Deferred compensation                                                                     35                34                34
   Issuance of Common Stock expensed in connection with
     the Lynx/Spectragen merger                                                           2,145              --                --
   Issuance of Common Stock for services                                                     31                 1                 2
   Changes in operating assets and liabilities:
     Accounts receivable                                                                    (30)              174               (95)
     Other current assets                                                                   (79)              157                 4
     Accounts payable                                                                      (264)              334               189
     Accrued liabilities                                                                    413              (160)             (292)
     Deferred revenue from related parties                                                3,542             2,625              --
     Other noncurrent liabilities                                                            46                46                28
                                                                                       ---------------------------------------------
Net cash provided by (used in) in operating activities                                    1,277            (7,643)           (4,746)

Cash flows from investing activities
Purchases of short-term investments                                                      (6,903)             --             (12,024)
Maturities of short-term investments                                                      4,935             8,022             4,000
Purchases of property and equipment, net of retirements                                  (1,511)           (1,430)           (1,489)
Notes receivable from officers                                                              367              (524)             --
                                                                                       ---------------------------------------------
Net cash provided by (used in) investing activities                                      (3,112)            6,068            (9,513)

Cash flows from financing activities
Issuance of Preferred Stock, net of repurchases                                            --              11,098            16,091
Issuance of Common Stock, net of repurchases                                                165                10                31
                                                                                       ---------------------------------------------
Net cash provided by investing activities                                                   165            11,108            16,122
                                                                                       ---------------------------------------------

Net increase (decrease) in cash and cash equivalents                                     (1,670)            9,533             1,863
Cash and cash equivalents at beginning of period                                         13,779             4,246             2,383
                                                                                       ---------------------------------------------
Cash and cash equivalents at end of period                                             $ 12,109          $ 13,779          $  4,246
                                                                                       =============================================

Supplemental schedule of non-cash financing activities
Accounts payable for construction-in-progress                                          $   --            $   --            $   (754)
                                                                                       =============================================



                                                       See accompanying notes.

                             Lynx Therapeutics, Inc.
                   Notes to Consolidated Financial Statements

                                December 31, 1996


1.       Summary of Significant Accounting Policies and Basis of Presentation

Ownership and Basis of Presentation

         Lynx Therapeutics, Inc. ("Lynx" or the "Company"), was incorporated in February 1992 under the laws of the State of Delaware. Lynx was capitalized in June 1992 and, effective July 1, 1992, commenced operations.

         Lynx is focused on exploiting novel, proprietary DNA cloning, sequencing and synthesis technologies to identify targets for drug discovery. Foremost among the Company's proprietary assets is a set of novel cDNA cloning and sequencing technologies, collectively dubbed "massively parallel signature sequencing" ("MPSS") which is being developed to be used to identify and quantify, in a single analysis, a complete representative sampling of all the mRNA molecules present in a tissue sample. The rapidity (days, instead of months or years) of this new analytical approach, if successful, should allow for the first time the analysis of the changes in gene expression that occur during the progression of a disease. Lynx's second set of proprietary technologies is an outgrowth of the expertise on which Lynx was originally founded. This expertise relates to synthetic DNA ("oligodeoxynucleotide" or "ODN") chemistry and the manufacture and use of synthetic ODN analogues for the pursuit of their therapeutic applications. Diseases that have been targeted for the application of these potential therapeutic agents include cardiovascular diseases, cancers and leukemias, and neurovascular diseases.

         In November 1996, Lynx and its majority owned subsidiary, Spectragen, Inc. ("Spectragen"), a Delaware corporation, entered into an Agreement of
Merger, whereby Lynx acquired the outstanding 17% minority interest in Spectragen and Spectragen was merged with and into Lynx and the separate corporate existence of Spectragen ceased (the "Merger"). Each share of Spectragen Common Stock outstanding at the time of Merger was converted into 1.3 shares of Lynx Common Stock and all vested and unvested options to purchase shares of Spectragen Common Stock were assumed by Lynx and converted into options to purchase Lynx Common Stock at the same ratio.

         In February 1996, the Company filed an amendment to its Certificate of Incorporation effecting a one-for-ten reverse stock split of all outstanding Common and Preferred Stock, warrants and options to purchase Common Stock. The reverse stock split was approved by the majority of its stockholders in January 1996. All references to the number of shares and share prices throughout this document reflect post-split activity.

         The  consolidated  financial  statements  include  the  accounts of the
Company  and  its  wholly  owned  subsidiary,   LYNXNebraska.   All  significant
intercompany balances and transactions have been eliminated.

         The Company has sustained continuing operating losses and expects such losses to continue for at least the next several years. The Company plans to finance operations through equity offerings to existing and new investors and through arrangements with corporate partners. Should the financing plans contemplated by management not be consummated, the Company may have to seek alternative sources of capital or reevaluate its operating plans.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash, Cash Equivalents and Short-Term Investments

         The Company considers all investments with a remaining maturity at the date of purchase of 90 days or less as cash equivalents. Investments with remaining maturities beyond 90 days but less than one year are considered to be short-term investments. The Company's investment policy stipulates that the investment portfolio be maintained with the objectives of preserving principal, maintaining liquidity and maximizing return.

         The Company determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 1996 and 1995, the Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized gains and losses reported as a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity, which are included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income or expense. The cost of securities sold is based on the specific identification method.

Property and Equipment

         Property and equipment are stated at original cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which is generally three years. Leasehold improvements are amortized over the lessor of the useful life of the asset or the remaining term of the facility lease.

Revenue Recognition

         Payments under collaborative arrangements are recognized as revenue when earned as defined under the terms of the respective agreements. Payments received which are related to future performance are deferred until earned. Non-refundable license fees are generally recorded as revenue upon execution of the agreement. Revenues from the sales of products are recognized upon shipment.

         During 1996, revenue from three collaborative partners represented 92% of total revenue. During 1995 and 1994, revenue from one collaborative partner represented 55% and 85% of total revenue, respectively.

Net Loss per Share

         Net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options, warrants and convertible Preferred Stock are excluded from the computation as their effect is antidilutive.

Stock-Based Compensation

         As permitted by Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to account for stock options granted to employees using the intrinsic value method and, accordingly, does not recognize compensation expense for options granted to employees with exercise prices equal to the fair market value of the Company's Common Stock.

                             Lynx Therapeutics, Inc.
             Notes to Consolidated Financial Statements (continued)


2.       Investments

         The following is a summary of available-for-sale securities:

                                                                   Available-for-Sale Securities
                                                  ------------------------------------------------------------
                                                                     Gross            Gross          Estimated
                                                   Amortized      Unrealized       Unrealized          Fair
                                                     Cost            Gains           Losses            Value
                                                  ------------------------------------------------------------
                                                                           (In thousands)
         December 31, 1996
         Money market mutual funds               $     979      $     -         $      -       $        979
         Commercial paper                           12,964            3               -              12,967
                                                  ------------------------------------------------------------
                                                    13,943            3               -              13,946

         December 31, 1995
         Money market mutual funds                   4,362            -                -              4,362
         Commercial paper                            9,478            -              (2)              9,476
                                                  ------------------------------------------------------------
                                                   $13,840      $     -         $    (2)            $13,838



         During the years ended December 31, 1996 and 1995, the Company did not sell any securities. As of December 31, 1996, $11.9 million of the marketable securities were classified as cash equivalents, and the balance of $2.0 million was classified as short-term investments. As of December 31, 1995, all marketable securities were classified as cash equivalents. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

3.       Collaborative Arrangements

         In October 1996, Lynx entered into two agreements with BASF AG aimed at exploiting Lynx's proprietary MPSS technology. The first agreement commits the two companies to form a new biotechnology Joint Venture ("JV") called BASF-LYNX Bioscience AG in Heidelberg, Germany. Initial ownership of the JV will be split 51%-49% between BASF and Lynx respectively. Under the sponsorship of BASF and Lynx the JV will seek to identify novel drug targets in certain central nervous system diseases; it will attempt to determine whether the safety of chemicals can be correlated with, and anticipated by, their effects on gene expression and, finally, it will seek to optimize microorganisms used in the fermentation production of chemicals such as vitamins or amino acids. BASF will provide research funding of up to 50 Million DM (approximately $33 million at current exchange rates) over the next five years, as well as access to certain of its technologies, and Lynx will provide access to its MPSS technology for use in the JV's research programs.

         The second agreement is a service agreement through which BASF may exploit the expected power of Lynx's MPSS for its own internal and proprietary research, independently of the JV's objectives. For access to this service, which commits Lynx to provide BASF with a certain number of MPSS analyses per year, BASF agreed to pay Lynx an access fee of $5.5 million upon execution of the agreement, of which $458,000 was recognized as revenue in the year ended December 31, 1996. BASF will pay an additional access fee of $5.5 million on the achievement of a certain milestone and a subscription fee of $8 million for the first two years of the subscription agreement.

                             Lynx Therapeutics, Inc.
             Notes to Consolidated Financial Statements (continued)


3.       Collaborative Arrangements  (continued)

         In September 1996, Lynx entered into a collaboration agreement with Schwarz Pharma AG to develop and market Lynx's LR 3280 drug candidate for the European and North American markets. The agreement calls for Schwarz Pharma to pay Lynx certain sign-up and milestone fees, and for Schwarz Pharma to bear the costs of development, regulatory approval and sales in the specified territories. Schwarz Pharma will also purchase the drug from Lynx, which retains all manufacturing rights.

         In July 1996, Lynx entered into a collaboration agreement with Tanabe Seiyaku Co., Ltd. to develop and market Lynx's LR 3280 drug candidate for the Japanese and certain other Asian markets. The agreements calls for Tanabe to pay Lynx certain sign-up and milestone fees and for Tanabe to bear the costs of development, regulatory approval and sales in the specified territories. Tanabe will also purchase the drug from Lynx, which retains all manufacturing rights.

         In July and October 1996, Lynx received the sign-up fees of $3.5 and $4.0 million from the agreements with Tanabe and Schwarz Pharma, respectively. These payments were recorded as revenue in the period received. The Company could receive an additional $24.0 million in the form of milestone payments under the agreements.

         In October 1995, Lynx entered into an agreement with Hoechst AG and Hoechst Marion Roussel (collectively referred to as "Hoechst"), which provides Hoechst with access to Lynx's MPSS technology. Under the terms of the agreement, Lynx will receive funding to accelerate the development of its MPSS technology, and in return, it will clone and sequence cDNA libraries from samples of interest to Hoechst as soon as the technology is reduced to practice. This agreement allows for no more than two additional companies to access this technology for a specified period.

         In October 1995, Lynx received $3.0 million in development payments from Hoechst, of which $1.5 million and $375,000 were recognized as revenue for the years ended December 31, 1996 and 1995, respectively. In addition, the Company received $5.0 million in November 1995 relating to the closing of a private placement offering to Hoechst 40,000 shares of its Series D Preferred Stock at $125.00 per share. The Company could receive up to an additional $27.0 million through the end of 1998 in the form of milestone payments, subscription fees and additional equity investments.

4.       License Agreements

University of Nebraska

         In June 1992, Lynx entered into an agreement with the University of Nebraska under which the University agreed to fund most aspects of certain clinical trials and grant licenses to certain technology to Lynx. In exchange, Lynx issued 10,000 shares of its Common Stock, and an additional 5,000 shares upon achievement of a clinical trial milestone by the University. The costs associated with the issuance of the Common Stock were included in research and development expense and are recorded at its deemed fair market value at the date of issuance. In January 1996, this agreement was terminated.

                             Lynx Therapeutics, Inc.
             Notes to Consolidated Financial Statements (continued)

4.       License Agreements (continued)

Other

         Lynx or its predecessor, ABI, has entered into various other license agreements with other companies and academic institutions. Such agreements generally require Lynx to pay annual or semiannual license fees and are generally cancelable upon 60 to 120 days' notice.

5.      Transaction with Related Parties

        Hoechst AG and Hoechst Marion Roussel. See Note 3. Collaborative Arrangements

Notes Receivable from Officers

         In May and June 1995, the Company entered into three separate loan agreements with an officer of the Company. The first loan of $450,000 was a promissory note secured by a second mortgage on real property. The principal and interest on this loan were repaid according to the terms of the note in September 1996, upon sale of the property. The second loan of $450,000 was issued under a stock purchase agreement for the purchase of 250,000 shares of Common Stock whereby all the shares issued under the agreement were pledged as collateral. Of the 250,000 shares, 225,000 shares were subject to the Company's right of repurchase which lapsed ratably over five years. The loan agreement specified that upon termination, after the Company's right of repurchase was exercised, the remaining principal and interest on the loan were due and payable. In November 1996, the officer left the Company and the stock purchase loan was repaid in full. The third loan was a line of credit agreement whereby the officer could borrow from the Company up to $25,000 per calendar quarter during the first two years of employment. The line was secured by shares of the Company's stock owned by the officer. The principal and accrued interest due on the line of credit, an aggregate of $157,862, was forgiven upon the officer's separation from the Company.

         In October 1995, the Company entered into a loan agreement with another officer of the Company. The note receivable of $210,000 was issued under a stock purchase agreement for the purchase of 60,000 shares of Common Stock whereby all the shares issued under the agreement are pledged as collateral. The outstanding principal amount is due and payable in full on October 1, 2000, subject to an obligation to prepay under specified circumstances. Interest is payable upon the expiration or termination of the note and accrues at the rate of 6.38% per annum.

6.       Stockholders' Equity

Preferred Stock

         Each share of Series B, Series C and Series D Preferred Stock is convertible into ten shares of Common Stock at the option of the holder (subject to adjustment for certain changes in the effective conversion price). The Series B, Series C and Series D preferred shares have voting rights equal to the voting rights of the common shares issuable upon conversion. Conversion is automatic upon the earlier of (i) the closing of an underwritten public offering of Common Stock under the Securities Act of 1933 in which the Company receives at least $15,000,000 in gross proceeds and a price per share of at least $15.00 per share (subject to adjustment for stock splits or similar events), or (ii) the vote or written consent of the holders of a majority of the outstanding Series B, Series C and Series D convertible Preferred Stock. Series B, Series C and Series D stockholders are entitled to receive noncumulative dividends, amounts to be determined if and when declared by the Board of Directors. In addition, no dividend other than a stock dividend shall be paid on Common Stock unless a dividend in an equal amount per share (based on the then-current conversion rate) is first declared and paid on the Series B, Series C and Series D Preferred Stock. In the event of liquidation, holders of Series B and Series C Preferred Stock shall be entitled to receive an amount equal to $50.00 per share, and Series D Preferred Stock, $125.00 per share (all of which are subject to adjustment), plus all declared but unpaid dividends before any payments are made to holders of Common Stock.

                             Lynx Therapeutics, Inc.
             Notes to Consolidated Financial Statements (continued)


6.       Stockholders' Equity  (continued)

Common Stock

         In 1992, Lynx issued approximately 140,000 shares of Common Stock to certain employees of and consultants to the Company. These shares are subject to repurchase rights which expire ratably over a five-year period from the date of issuance. Lynx has recorded deferred compensation expense for the difference between the purchase price and the deemed value of certain of these shares for financial statement purposes. At December 31, 1996, approximately 5,083 shares were subject to repurchase at $0.10 per share.

         In November 1996, Lynx issued 959,182 shares of Lynx Common Stock to certain officers, employees and one consultant in exchange for 737,832 shares of Spectragen, Inc. Common Stock pursuant to Merger between Lynx and Spectragen (See "Note 1 of Notes to Financial Statements"). A portion of the shares are subject to repurchase rights which expire ratably through 2006. Lynx recorded compensation and consultant expense of $2.0 million and deferred compensation expense of $1.4 million for the difference between the fair market value of the Lynx stock and the deemed fair market value of the Spectragen stock on the day of acquisition.

         At December 31, 1996, Lynx has reserved 10,652,862 shares of Common Stock for issuance upon conversion of the Series B, Series C and Series D Preferred Stock, upon the achievement of certain established milestones by a research collaborator and upon the exercise of outstanding employee and nonemployee stock options.

1992 Stock Option Plan

         In July 1992, Lynx adopted the 1992 Stock Option Plan ("the Plan") under which incentive or nonqualified stock options to purchase shares of Common Stock may be granted to employees and officers of, and consultants to, the Company. In January 1995 and May 1996, the stockholders approved amendments to the 1992 Plan to increase the number of shares reserved for issuance to 1,400,000 and 2,100,000, respectively. The number of shares available for option grants has been reduced by the 140,000 shares of Common Stock which were issued to certain employees and consultants, as discussed above.

         Under the Plan, the exercise price of incentive options granted may not be less than 100% (110% in the case of options granted to a person who owns more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of Common Stock at the date of grant. Nonqualified options may be granted at not less than 85% of fair market value at the date of grant. Options generally vest over a five-year period from the date of grant and have a term of ten years (five years in the case of options granted to a person who owns more than 10% of the total combined voting power of all classes of stock of the Company).

         In November 1996, Lynx issued 524,355 options to purchase Lynx Common Stock in exchange for 403,350 options to purchase Spectragen Common Stock pursuant to the Agreement of Merger between the Company and Spectragen. In accordance with APB 25, Accounting for Stock Issued to Employees, Lynx recognized compensation costs and deferred compensation representing the difference between the exercise price of the options and the fair market value of the Company's Common Stock on the day of the grants. The Company recorded approximately $29,000 as compensation expense for the year ended December 31, 1996, for the portion of the options that had vested during fiscal year 1996, and deferred compensation of approximately $683,000 for the portion of the grants that will vest in future periods. The deferred compensation will be charged to expense over the vesting period of the grants.

                             Lynx Therapeutics, Inc.
             Notes to Consolidated Financial Statements (continued)


6.       Stockholders' Equity  (continued)


         The stock option activity under the Plan was as follows:

                                                                              Options Outstanding
                                                -----------------------------------------------------------------------
                                                                     Number of                              Weighted
                                                 Available        Shares Subject        Option Price         Average
                                                 for Grant          to Options            per Share      Exercise Price
                                                 ---------        --------------        ------------     --------------
         Balance at December 31, 1993              141,498            102,871            $0.10-$2.00           $1.11
         Options authorized                      1,000,000                 --                     --
         Options granted                         (369,500)            369,500            $1.00-$2.00            1.01
         Options exercised                              --           (18,513)            $0.10-$2.00             .98
         Options canceled                            9,157            (9,157)            $0.10-$2.00            1.36
                                                ----------         ----------
         Balance at December 31, 1994              781,155            444,701            $0.10-$2.00            1.03
         Options granted                         (678,436)            678,436            $1.00-$5.00            2.55
         Options exercised                              --          (324,410)            $1.00-$5.00            2.08
         Options canceled                           66,316           (66,316)            $1.00-$2.00            1.06
                                                ----------         ----------
         Balance at December 31, 1995              169,035            732,411            $0.10-$5.00            1.97
         Options authorized                      1,224,355                 --                     --
         Options granted                         (859,858)            859,858            $0.15-$6.00            2.75
         Options exercised                              --            (9,663)            $0.10-$6.00            1.23
         Options canceled                           64,954           (65,004)            $0.10-$6.00            2.76
                                                ----------         ----------
         Balance at December 31, 1996              598,486         1,517,602             $0.10-$6.00            2.39
                                                ==========         =========


         To date, all options granted under the Plan are nonqualified options. Options to purchase a total of 682,254 shares were exercisable under the Plan at December 31, 1996. Certain officers and employees of the Company were granted the right to exercise their options prior to vesting, subject to the Company's right of repurchase at the original issue price, which lapses ratably over five years. As of December 31, 1996, 438,384 shares were subject to repurchase.

                             Lynx Therapeutics, Inc.
             Notes to Consolidated Financial Statements (continued)


6.       Stockholders' Equity  (continued)


         The options outstanding at December 31, 1996 have been segregated into ranges for additional disclosure as follows (option amounts are recorded in thousands):


                                          Options Outstanding                                   Options Exercisable
                       --------------------------------------------------------      -------------------------------------
                                             Weighted-
                                              average                                     Options
                            Options          remaining                                   currently
                        outstanding at      contractual            Weighted-          exercisable at           Weighted-
     Range of`           December 31,          life                 average            December 31,             average
exercises prices             1996           (in years)          exercise price             1996             exercise price
----------------        ---------------   -------------         --------------       ---------------        --------------
$0.10 - 0.15                     101            4.8                  $0.13                   99                   $0.13
$0.38 - 0.77                      94            9.5                   0.39                    7                    0.39
$1.00 - 2.00                     832            8.5                   1.28                  402                    1.07
$3.50 - 6.00                     491            9.2                   5.10                  174                    4.82
                              ------                                                        ---
                               1,518            8.7                  $2.39                  682                   $1.88
                               =====                                                        ===

Pro Forma Information

         The Company has elected to follow APB 25 and related interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing stock options. Under APB 25, when the exercise price of the Company's stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

         Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model for the multiple option approach with the following weighted-average assumptions: a risk-free interest rate of 6.26% and 6.36% for 1995 and 1996 respectively, a weighted-average expected life of 4.4 years for 1995 grants and 4.1 years for 1996 grants; an expected dividend yield of zero for both years. The Company believes that due to the low trading volume of Lynx stock, particularly in 1995, the calculated volatility of the expected market price of the Company's Common Stock does not provide a representative picture of future volatility. Consequently, an industry average volatility of 73% was used in the calculations.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock options.

                             Lynx Therapeutics, Inc.
             Notes to Consolidated Financial Statements (continued)


6.       Stockholders' Equity  (continued)


         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net loss over the options' vesting period. The Company's historical and pro forma information follows (in thousands, except for net loss per share information):


                                                  Years Ended
                                                 December 31,
                                            1996              1995
                                            ----------------------
                                                 (in thousands)
Net loss
         Historical                         $5,391          $11,468
         Pro forma                          $5,940          $11,665

Net loss per share
         Historical                          $2.19            $5.00
         Pro Forma                           $2.41            $5.09

         Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, future pro forma net income and earnings/loss, per share results may be materially different from actual amounts presented.

Warrants

         As of December 31, 1996, warrants to purchase 6,300 shares of Common Stock were outstanding at an exercise price of $12.50 per share. The warrants expired on February 14, 1997.

7.       Income Taxes

         The Company accounts for income taxes under the Statement Financial Accounting Standards No. 109, "Accounting for Income Taxes." Lynx's losses through November 20, 1992 were included in the consolidated income tax returns of ABI or ABI's parent (Perkin Elmer Corporation). As a result, Lynx's net operating loss carryforwards available to offset future taxable income consist only of losses incurred after November 20, 1992.

         The provision for income taxes for 1996 in the amount of $10,000 consists entirely of alternative minimum tax.

         As of December 31, 1996, the Company has federal and state loss carryforwards of approximately $20.3 million and $1.2 million, respectively. The Company also has federal and state research and development tax credit carryforwards of approximately $634,000 and $297,000, respectively. The federal net operating loss and federal and state credit carryforwards will expire at various dates beginning in the years 2007 through 2010, if not utilized. The state net operating loss will expire in 2000, if not utilized.

         Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

         The federal net operating loss carryforwards differ from the accumulated deficit principally due to losses incurred while the Company was a division of ABI, and timing differences in the recognition of certain expense items for financial and federal tax reporting purposes, consisting primarily of certain accrued expenses that are not currently deductible for income tax purposes.

                             Lynx Therapeutics, Inc.
             Notes to Consolidated Financial Statements (continued)

7.       Income Taxes (continued)

         Deferred income taxes reflect the tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes.


         Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31 are as follows:


                                                                      1996                 1995
                                                                    ---------------------------
                                                                            (In thousands)
    Deferred tax assets:
    Net operating losses                                            $  6,980           $  6,837
    Research and development credit carryforwards                        830                669
    Capitalized research and development expenditures                  1,031              1,197
    Deferred revenue                                                   2,475                 --
    Other                                                                241                 81
    Valuation allowance                                              (11,557)            (8,784)
                                                                  ------------------------------
                                                                    $      -            $  --
                                                                  ==============================

         The change in valuation allowance was a net increase of $2.8 million and $3.2 million in 1996 and 1995, respectively.

                             Lynx Therapeutics, Inc.
             Notes to Consolidated Financial Statements (continued)


8.       Obligations under Operating Leases

         The Company entered into a noncancelable operating lease for facilities which commenced on August 1, 1993 and expires on July 31, 2003. Under the terms of the lease, rental payments commenced in the third month of the lease and increase on a graduated scale beginning with the second year of the lease as the Company occupies additional space. The Company is recognizing rent expense on a straight-line method over the lease period. The Company has the option to extend the lease for two additional periods of five years each, with payments to be determined when the option is exercised. The Company also leases equipment under various operating lease agreements subject to minimum annual lease payments.

         Minimum annual rental commitments under operating leases are as follows:

                                                               (in thousands)
                 Years ending December 31:
                 1997                                            $    578
                 1998                                                 539
                 1999                                                 560
                 2000                                                 560
                 2001                                                 561
                 Thereafter                                           783
                                                                 --------
                                                                 $  3,581
                                                                 ========

         Rent expense for facilities and equipment under operating leases was $676,000 $637,000 and $424,000 for the years ended December 31, 1996, 1995 and
1994, respectively.

9.       401(k) Plan

         In October 1992, Lynx adopted a 401(k) Plan covering all of its employees. The 401(k) Plan is intended to qualify under Section 401 of the Code so that contributions by employees or by Lynx to the 401(k) Plan are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by Lynx, if any, will be deductible by Lynx when made. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to 15% (subject to an annual limit prescribed by the Code as described below) and have the amount of such reduction contributed to the 401(k) Plan. Under limitations imposed by the Code, the maximum amount of compensation reduction a participant could elect to have contributed to the 401(k) Plan for the 1996 calendar year was $9,500. This amount is subject to annual adjustments for increases in the cost of living, as determined under Internal Revenue Service regulations. The 401(k) Plan permits, but does not require, additional contributions to the 401(k) Plan by Lynx on behalf of all participants in the 401(k) Plan.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's executive officers, directors and certain employees, and their ages as of December 31, 1996 are as follows:


                NAME                         AGE                             POSITION
      ------------------------------        ----       ---------------------------------------------------
      Sam Eletr, Ph.D.                       57        Chief Executive Officer and Chairman of the Board
      Timothy G. Geiser, Ph.D.               54        Vice President, Business Development
      Stephen C. Macevicz, Ph.D.             47        Vice President, Intellectual Property
      Karoly Nikolich, Ph.D.                 48        Vice President, Research
      Gerald Zon, Ph.D.                      51        Vice President, Medicinal Chemistry
      William K. Bowes, Jr.(2)               70        Director
      Sydney Brenner, M.B., D. Phil.         69        Director
      James C. Kitch(2)                      49        Director
      Kathleen D. La Porte(1)                35        Director
      Craig C. Taylor(1)                     46        Director and Acting Chief Financial Officer

---------------------
(1)      Member of Compensation Committee
(2)      Member of Audit Committee

         Dr. Eletr has served as Chairman of the Board of the Company since February 1992 and resumed the position of Chief Executive Officer of the Company in November 1996, a position he held from February 1992 through January 1996. In 1981, Dr. Eletr founded Applied Biosystems, Inc., ("ABI"), a manufacturer of instruments and consumables for life science research and related applications, now a wholly-owned subsidiary of Perkin Elmer Corporation, and served as Chairman of the Board of Directors and in various executive positions at ABI from its inception until March 1987. Dr. Eletr acted as a consultant to ABI from September 1990 until July 1992, during which time he undertook to assume the leadership of the Company.

         Dr. Geiser has served as Vice President, Business Development of Lynx since May 1996 and Vice President, Manufacturing and Operations from July 1992 to May 1996. Prior to that time, he was a Senior Scientist of ABI from May 1981 to July 1992 where he had earlier directed DNA chemistry and peptide chemistry R&D activities and later joined with Dr. Zon in 1987 to co-direct the establishment of the DNA Therapeutics Group which led to the formation of Lynx Therapeutics, Inc. He received his Ph.D. in Organic Chemistry from Cornell University.

         Dr. Macevicz joined the Company in September 1995, as Vice President, Intellectual Property. He was Senior Patent Attorney and chief patent counsel of ABI from 1992 to August 1995 and, prior to that, from 1986 to 1992, Patent Counsel of DNAX Research Institute of Molecular and Cellular Biology, a research subsidiary of Schering-Plough Corporation. He received his law degree from University of California, Berkeley (Boalt Hall) in 1984 and his Ph.D. in Biophysics from the University of California, Berkeley in 1979.

         Dr. Nikolich has served as Vice President, Research of the Company since November 1996 and was Vice President, Biological Research from October 1995 to November 1996. Prior to that time he was a Senior Scientist and Head of the Neuroscience Research Program at Genentech, Inc. from 1989 to 1995, and a scientist from 1985 to 1989. Dr. Nikolich established the neuroscience program at Genentech and is a widely published and recognized expert in neurotropic factor research. After receiving his doctorate from Eotvos University of Budapest, he was a postdoctoral fellow at Tulane University and a visiting scientist at the Hormone Research Laboratory, University of California, San Francisco.

         Dr. Zon has served as Vice President, Medicinal Chemistry and Head of Quality Control and Regulatory Affairs of Lynx since January 1993. Dr. Zon joined Lynx in July 1992. Prior to that time, he served as Senior Scientist at ABI from November 1986 to July 1992, and directed the Food and Drug Administration's Pharmacology Laboratory from 1981 to 1986. Dr. Zon received his Ph.D. in Organic Chemistry from Princeton University, and has over 200 publications in the areas of organic, medicinal and oligonucleotide chemistry.

         Mr. Bowes has served as a director of the Company since March 1994. He has been a general partner of U.S. Venture Partners, a venture capital partnership, since 1981. He currently serves as a director of Amgen, Inc., XOMA Corporation and a number of U.S. Venture Partners' privately owned portfolio companies.

         Dr. Brenner has served as a director of the Company since October 1993. In July 1996 he was appointed the Director and President of the Molecular Sciences Institute, a non-profit research institute in La Jolla, California. In September 1996 he retired from his position of Honorary Professor of Genetic Medicine, University of Cambridge Clinical School. From 1986 to his retirement in 1991, Dr. Brenner directed the Medical Research Council Unit of Molecular Genetics. He was a member of the Scripps Research Institute in La Jolla, California until December 1994.

         Mr. Kitch has served as a director of the Company since February 1993 and Secretary of Lynx since February 1992. He was a director of ABI, Lynx's predecessor, from August 1986 to February 1993. He is a partner at Cooley Godward LLP, a law firm which has provided legal services to the Company.

         Ms. La Porte has served as a director of the Company since March 1994. She is a general partner of the Sprout Group, the venture capital affiliate of Donaldson, Lufkin and Jenrette. From 1987 to 1993, Ms. La Porte was a principal at Asset Management Company. She currently serves as a director of Onyx Pharmaceuticals, Inc., Fem Rx, Inc. and several private companies.

         Mr. Taylor has served as a director of the Company since March 1994 and Acting Chief Financial Officer since July 1994. He has been active in venture capital since 1977 when he joined Asset Management Company. He is a general partner of AMC Partners 89 L.P., which serves as the general partner of Asset Management Associates 1989 L.P., a private venture capital partnership. He currently serves as a director of Metra BioSystems, Inc., Pharmacyclics, Inc. and several private companies.

         Pursuant to the terms of the Shareholders Agreement between Lynx and Applied Biosystems, Applied Biosystems has the right to nominate one member for election to the Board of Directors of Lynx as long as it holds at least 200,000 shares of Lynx Common Stock. No nominee of Applied Biosystems currently serves on the Board of Directors.

Compliance with the Reporting Requirements  of Section 16(a)

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Security and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, during the calendar year ended December 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were complied with, except for Mr. Taylor's acquisition of 239 shares through the exercise of a stock option which was reported late.


ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain compensation paid by the Company during the calendar year ended December 31, 1996, 1995 and 1994, to its Chief
Executive Officer and each of the four other most highly compensated executive officers whose compensation exceeded $100,000 (the "Named Executive Officers"):


                           Summary Compensation Table

                                                                                  Long Term
                                                                                Compensation
                                                                                   Awards
                                                                                -------------
                                                                                 Securities
                                                                Annual           Underlying               All Other
Name and Principal Position                      Year         Salary($)(1)       Options (#)           Compensation($)
----------------------------                     ----         ------------      -------------          ---------------
Sam Eletr, Ph.D.                                 1996         176,121                  32,500                    0
   Chief Executive Officer and                   1995         170,484                 105,000                    0
   Chairman of the Board                         1994         160,990                  80,000                    0

David W. Martin, Jr., M.D.(2)                    1996         206,229                  32,500             158,612(3)
   President and Chief                           1995         133,713(4)              250,000                 750(5)
   Executive Officer                             1994               0                       0                    0

Timothy G. Geiser, Ph.D.                         1996         153,818                       0                 750(5)
   Vice President, Business                      1995         142,674                  60,000                 750(5)
   Development                                   1994         132,176                  60,000                 750(5)

Karoly Nikolich, Ph.D.                           1996         150,210                  30,000                 750(5)
   Vice President, Research                      1995          37,085(6)               70,000                    0
                                                 1994               0                       0                    0

Gerald Zon, Ph.D.                                1996         154,168                       0                 750(5)
   Vice President, Medicinal Chemistry           1995         143,130                  60,000                 750(5)
                                                 1994         132,468                  60,000                 750(5)


(1)      Includes amounts earned but deferred at the election of the Named Executive Officer pursuant to the Company's 401(k) Plan.

(2)      Dr. Martin terminated  his  relationship  with the Company in November 1996.  The Company will continue to pay Dr. Martin's annual base salary for a period of time not to exceed (12) months pursuant to the terms of the Separation Agreement between the Company and Dr. Martin.

(3)      Includes  $157,862 in principal and accrued interest due on the line of credit that was forgiven as part of the Separation
         Agreement. Also includes $750 in contributions made by the Company to the Company's 401(k) Plan on behalf of such employee.

(4)      Dr. Martin joined the Company in May 1995.  The 1995 annual salary represents a partial year and is not comparable to 1996.

(5)      Contributions made by the Company to the Company's 401(k) Plan on behalf of such employee.

(6)      Dr. Nikolich joined the Company in October 1995.  The 1995 annual salary represents a partial year and is not comparable to
         1996.

                                      36.

         Except as disclosed above, no compensation characterized as long-term compensation, including restricted stock awards issued at a price below fair market value or long-term incentive plan payouts, were paid by the Company during the year ended December 31, 1996, to any of the Named Executive Officers.

1992 Stock Option Plan

         In June  1992,  Lynx  adopted  the 1992  Stock  Option  Plan (the "1992
Plan"), under which 400,000 shares, less any shares of Lynx's Common Stock remaining outstanding which were originally issued to employees, officers of, or consultants to Lynx pursuant to Stock Purchase Agreements approved by Lynx's Board of Directors, were initially reserved for issuance upon exercise of options granted to employees and consultants of Lynx or its affiliates. In January 1995 and May 1996, the stockholders approved amendments to the 1992 Plan to increase the number of shares reserved for issuance to 1,400,000 and 2,100,000, respectively In May 1996, the stockholders also approved an amendment to the 1992 Plan to extend the term of the Plan to March 2006. The 1992 Plan provides for the grant of both incentive stock options intended to qualify as such under Section 422 of the Internal Revenue Code of 1986 (the "Code") and nonstatutory stock options, which are options that do not qualify as incentive stock options.

         In November 1996, pursuant to the Agreement of Merger between the Company and Spectragen, options to purchase 403,350 shares of Spectragen Common Stock were assumed by the Company and converted into options to purchase 524,355 shares of Lynx Common Stock.

         The 1992 Plan is administered by the Board of Directors. Subject to the provision of the 1992 Plan, the Board has the authority to select the persons to whom grants are to be made, to designate the number of shares to be covered by each option, to determine whether an option is an incentive stock option or a nonstatutory stock option, to establish vesting schedules, to specify the type of consideration to be paid to Lynx upon exercise or purchase and, subject to certain restrictions, to specify other terms.

         The maximum term of options granted under the 1992 Plan is ten years. The aggregate fair market value of the stock with respect to which incentive stock options are first exercisable in any calendar year may not exceed $100,000. Options granted under the 1992 Plan generally are non-transferable and expire three months after the termination of any optionee's employment, directorship or consulting relationship with Lynx. However, in general, if such termination of employment is due to the optionee's permanent and total disability, such person's option may be exercised up to one year following such disability, and if such termination of employment is due to the optionee's death, such person's option may be exercised up to eighteen (18) months following death.

         The exercise price of incentive stock options must be at least the fair market value of the Common Stock on the date of grant. The exercise price of nonstatutory stock options must be at least 85% of the fair market value of the Common Stock on the date of grant. The exercise price of options granted to any person who at the time of grant owns stock possessing more than 10% of the total combined voting power of all classes of stock must be at least 110% of the fair market value of such stock on the date of grant, and the term of these options cannot exceed five years. Shares covered by currently outstanding options under the 1992 Plan typically vest over a five-year period following the date of grant.

Stock Option Grants and Exercises


Option Grants in the Year Ended December 31, 1996

         The  following  table  sets  forth,  for  each of the  Named  Executive
Officers in the Summary Compensation Table, certain information regarding options granted during the year.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                    Potential Realizable
                                                                                                      Value at Assumed
                                                                                                    Annual Rates of Stock
                                                                                                   Price Appreciation
                                                      Individual Grants                              for Option Term(4)
                                   ------------------------------------------------------------    ------------------------
                                                     % of Total
                                     Number of         Options
                                    Securities       Granted to
                                    Underlying        Employees   Exercise or
                                      Options         in Fiscal   Base Price     Expiration
         Name                        Granted (1)      Year (2)     ($/sh)(3)        Date              5%($)        10%($)
----------------------               -----------      --------     ---------    -------------      -----------     ------
Sam Eletr, Ph.D.                         32,500          3.78%       $1.54        08/06/2006        $373,463      $624,323

David W. Martin, Jr., M.D.               32,500(5)

Timothy G. Geiser, Ph.D.                     --

Karoly Nikolich, Ph.D.                   30,000          3.49%       $4.00        11/18/2006         $75,467      $191,249

Gerald Zon, Ph.D.                            --


(1)      Officers of the Company were granted the right to exercise their options prior to vesting,  subject to the Company's right of repurchase at the original issue price,  which lapses ratably over five years.  Options granted generally vest over a five-year period.  The term of the options is ten years.

(2)      Based on an aggregate of 859,858 options granted to employees of and consultants to the Company during the year ended
         December 31, 1996, including the Named Executive Officers.

(3)      The exercise price per share of each option is equal to the fair market value as determined by the Board of Directors, except for the grants pursuant to the Merger,  the exercise price is the original Spectragen grant price, as adjusted pursuant to the terms of the Agreement of Merger.

(4)      The potential  realizable  value is calculated based on the term of the option at its time of grant (ten years).  It is calculated by assuming that the fair market value of the stock as determined by the Board of Directors on the date of grant appreciated  at the  indicated  annual rate  compounded  annually  for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated  stock price.  These amounts  represent  certain assumed rates of  appreciation  only,  in  accordance  with the rules of the SEC,  and do not  reflect  the  Company's  estimate or projection of future stock price  performance.  Actual gains, if any, are dependent on the actual future performance of the
         Company's Common Stock and no gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.

(5)      Dr. Martin's shares were canceled in November 1996 due to the termination of his relationship with the Company.


                  AGGREGATED OPTION EXERCISES IN THE YEAR ENDED
                       DECEMBER 31, 1996 AND OPTION VALUES

         The  following  table  sets  forth,  for  each of the  Named  Executive
Officers in the Summary Compensation Table, the shares acquired and the value realized on each exercise of stock options during the year and number of unexercised options:

                                                                                                            Value of
                                                                                    Number of              Unexercised
                                                                                   Unexercised            In-the-Money
                                                                                     Options               Options at
                                                                                   at Year-End           Year-End ($)(1)
                                     Shares                                     -----------------        ----------------
                                   Acquired on              Value                 (Exercisable/           (Exercisable/
         Name                      Exercise(#)         Realized($)(1)           Unexercisable)(2)        Unexercisable)
---------------------------        ------------        --------------           -----------------        ----------------
Sam Eletr, Ph.D.                    130,000(3)             630,500                    217,500/0                489,950/0

David W. Martin, Jr., M.D.             --                     --                           --                       --

Timothy G. Geiser, Ph.D.               --                     --                      123,500/0                288,150/0

Karoly Nikolich, Ph.D.                 --                     --                       40,000/0                  5,000/0

Gerald Zon, Ph.D.                      --                     --                      130,750/0                311,925/0

------------------
(1)      Represents  the fair market value of the  Company's  Common Stock on the date of exercise,  as  determined  by the Board of
         Directors, minus the exercise price of the option, multiplied by the number of shares underlying the option.

(2)      Includes unvested shares from grants which allow exercises of unvested shares.

(3)      Shares exercised are subject to a Stock Purchase Agreement between the optionee and the Company.  The shares are subject to repurchase by the Company at the original  purchase price in the event of  termination  of  employment.  The shares will be released from the Company's repurchase option ratably over a five year period.

Compensation of Directors

         Directors are not compensated by the Company for service as directors.

Compensation Committee Interlocks and Insider Participation

         The Company's Compensation Committee was established in March 1994. There were no officers or employees of the Company who participated in deliberations of the Company's Compensation Committee concerning executive officer compensation during the year ended December 31, 1996.

Limitations of Liability and Indemnification

         The Company's Bylaws provide that the Company will indemnify its directors and executive officers and may indemnify its other officers, employees and other agents to the fullest extent permitted by Delaware law. The Company is also empowered under its Bylaws to enter into indemnification agreements with its directors and officers and to purchase insurance on behalf of any person whom it is required or permitted to indemnify. Pursuant to this provision, the Company has entered into indemnity agreements with each of its directors and executive officers.

         In addition, the Company's Certificate of Incorporation provides that, to the fullest extent permitted by Delaware law, the Company's directors will not be liable for monetary damages for breach of the directors' fiduciary duty of care to the Company and its stockholders. This provision in the Certificate of Incorporation does not eliminate the duty of care, and in appropriate circumstances, equitable remedies such as an injunction or other forms of nonmonetary relief would remain available under Delaware law. Each director will continue to be subject to liability for breach of the director's duty of loyalty to the Company, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for acts or omissions that the director believes to be contrary to the best interests of the Company or its stockholders, for any transaction from which the director derived an improper personal benefit, for acts or omissions involving a reckless disregard for the director's duty to the Company or its stockholders when the director was aware or should have been aware of a risk of serious injury to the Company or its stockholders, for acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director's duty to the Company or its stockholders, for improper transactions between the director and the Company and for improper distributions to stockholders and loans to directors and officers. This provision also does not affect a director's responsibilities under any other laws such as the federal securities laws or state or federal environmental laws.

         No pending material litigation or proceeding involving a director, officer, employee or other agent of the Company as to which indemnification is being sought exists, and the Company is not aware of any pending or threatened material litigation that may result in claims for indemnification by any director, officer, employee or other agent.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of each class of the Company's voting stock as of February 28, 1997, by (i) each stockholder who is known by the Company to own beneficially more than 5% of the Common Stock; Series B Preferred Stock; Series C Preferred Stock and Series D Preferred Stock; (ii) each Named Executive Officer of the Company;
(iii) each director of the Company; and (iv) all directors and executive officers of the Company as a group. All Series D Preferred Stock is held by Hoechst Marion Roussel as reflected in the Common Stock table and as noted in footnote (5).

                                                                            Series B                    Series C
                                           Common Stock(1)             Preferred Stock(1)         Preferred Stock(1)
Name and Address                      ----------------------        ----------------------      -----------------------
of Beneficial Owners                   Number      Percent(2)        Number      Percent(2)      Number      Percent(2)
--------------------                   ------      ----------        ------      ----------      ------      ----------
Entities affiliated with the
     Sprout Group(3)                      729,980      18.9%           49,999       15.0%           22,999      18.7%
     3000 Sand Hill Road
     Building 4, Suite 270
     Menlo Park, CA  94025


Entities affiliated with
     U.S. Venture Partners IV, L.P.(4)    730,000      18.9%           50,000       15.0%           23,000       18.7%
     2180 Sand Hill Road
     Suite 300
     Menlo Park, CA  94025

Cannon Street Fund Ltd.                   565,000      15.3%           40,000       12.0%           16,500       13.4%
     c/o Meridian Venture Group
     R.R. Box 272
     Charlottesville, VA  22314

Biotechnology Investments Limited         545,000      14.8%           40,000       12.0%           14,500       11.8%
     c/o Old Court Limited
     P.O. Box 58
     St. Julian's Court
     St. Peter Port
     Guernsey, Channel Islands

Singapore Bio-Innovations Pte, Ltd.       420,000      11.8%           42,000       12.6%                0          **
     250 North Bridge Road
     24-00 Raffles City Tower
     Singapore  0617

Hoechst Marion Roussel(5)                 400,000      11.3%                0          **                0          **
     9300 Ward Parkway
     Kansas City, MO  64114

Asset Management Associates               360,000      10.3%           36,000       10.8%                0          **
  1989 L.P.(6)
     2275 East Bayshore Rd., #150
     Palo Alto, CA  94303

Applied Biosystems a Division of          353,800      10.7%                0          **                0          **
  Perkin Elmer Corporation(7)
     850 Lincoln Centre Drive
     Foster City, CA  94404

Chiron Corporation                        300,000       9.6%                0          **                0          **
     4360 Horton Street
     Emeryville, CA  94608


                                                                            Series B                    Series C
                                           Common Stock(1)             Preferred Stock(1)           Preferred Stock(1)
Name and Address                          -----------------          -------------------           -------------------
of Beneficial Owners                       Number Percent(2)           Number  Percent(2)           Number  Percent(2)
----------------------------------         ------ ---------           -------- -----------         -------- ----------
Entities affiliated with
     Partech International(8)             300,000       8.7%           15,000        4.5%           15,000       12.2%
     101 California Ave., Suite 3150
     San Francisco, CA  94111

New York Life Insurance Company           270,000       7.9%           20,000        6.0%            7,000        5.7%
     51 Madison Avenue, Room 203
     New York, NY  10010

Becton Dickinson & Company                233,689       7.4%                0          **                0          **
     One Becton Drive
     Franklin Lakes,  NJ  07417

Sam Eletr, Ph.D.(9)                       413,759      12.3%                0          **                0          **

William K. Bowes, Jr.(10)                 747,721      19.3%           50,000       15.0%           23,000       18.7%

Sydney Brenner, M.D., D. Phil.(11)        275,375       8.7%                0          **                0          **

Timothy G. Geiser(12)                     160,327       4.9%                0          **                0          **

James C. Kitch(13)                         15,818         **              700          **              300          **

Kathleen D. La Porte(3)                   729,980      18.9%           49,999       15.0%           22,999       18.7%

David W. Martin, Jr., M.D.                 92,500       2.9%                0          **                0          **

Karoly Nikolich, Ph.D.(14)                100,000       3.1%                0          **                0          **

Craig C. Taylor(15)                       371,499      10.6%           36,000       10.8%                0          **

Gerald Zon, Ph.D.(16)                     160,806       4.9%                0          **                0          **

All directors and officers              3,175,303      57.0%          136,699       41.1%           46,299       37.6%
     as a group (11 persons)(17)


**Less than one percent.

(1) Except as otherwise noted, and subject to community property laws where applicable, each person or entity named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by him, her or it. Beneficial ownership of Common Stock reflects beneficial ownership of Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock as set forth in the table or, with respect to Hoechst Marion Roussel, as set forth in footnote (5).

 (2) Percentage of beneficial ownership is based on 3,140,672 shares of the Company's Common Stock, 332,288 shares of the Company's Series B
         Preferred  Stock,  123,299  shares of the Company's  Series C Preferred
         Stock and 40,000 shares of the Company's Series D Preferred Stock outstanding as of February 28, 1997, except as otherwise noted in the footnotes. The Series B, Series C and Series D Preferred Stock is convertible into Common Stock on a ten-for-one basis.

 (3) Includes 49,999 shares of Series B Preferred Stock and 22,999 shares of Series C Preferred Stock held by entities affiliated with Sprout Group. Ms. La Porte, a director of the Company, is a general partner of the Sprout Group, an entity affiliated with Sprout Capital VI, Sprout Capital VII and DLJ Capital. Ms. La Porte shares the power to vote and control the disposition of shares held by Sprout Capital VI, Sprout Capital VII and DLJ Capital and therefore may be deemed to be the beneficial owner of such shares. Ms. La Porte disclaims beneficial ownership of such shares, except to the extent of her prorata interest therein.



(4) Includes 50,000 shares of Series B Preferred Stock and 23,000 shares of Series C Preferred Stock held by entities affiliated with U.S. Venture Partners IV, L.P. ("U.S.V.P. IV") Mr. Bowes, a director of the Company, is a general partner of Presidio Management Group IV, the general partner of U.S.V.P. IV. Mr. Bowes shares the power to vote and control the disposition of shares held by U.S.V.P. IV and therefore may be deemed to be the beneficial owner of such shares. Mr. Bowes disclaims beneficial ownership of such shares, except to the extent of his prorata interest therein.

(5) Consists solely of 40,000 shares of Series D Preferred Stock, which constitutes 100% of the shares of Series D Preferred Stock outstanding.

(6) Includes 36,000 shares of Series B Preferred Stock held by Asset Management Associates 1989 L.P. ("Asset 1989 L.P."). Mr. Taylor, a director of the Company, is a general partner of AMC Partners 89, which is the general partner of Asset 1989 L.P. Mr. Taylor shares the power to vote and control the disposition of shares held by Asset 1989 L.P. and therefore may be deemed to be the beneficial owner of such shares. Mr. Taylor disclaims beneficial ownership of such shares, except to the extent of his prorata interest therein.

(7) Includes 152,400 shares of Common Stock issuable upon exercise of Lynx option held by Applied Biosystems that is exercisable immediately.

(8) Includes 15,000 shares of Series B Preferred Stock and 15,000 shares Series C Preferred Stock held by entities affiliated with Partech International.

(9) Includes 217,500 shares of Common Stock issuable upon exercise of Lynx stock options held by Dr. Eletr that are exercisable within 60 days.

(10) See Note 4 above. Common Stock amount also includes 608 shares of Common Stock issuable upon exercise of Perkin Elmer Option held by Mr. Bowes that are fully vested and exercisable.

(11) Includes 15,375 shares of Common Stock issuable upon exercise of Lynx stock options held by Sydney Brenner that are exercisable within 60 days.

(12) Includes 123,500 shares of Common Stock issuable upon exercise of Lynx stock options held by Dr. Geiser that are exercisable within 60 days. Also includes 4 shares of Common Stock held of record by Dr. Geiser's wife, to which shares Dr. Geiser disclaims beneficial ownership.

(13) Includes 700 shares of Series B Preferred Stock and 300 shares of Series C Preferred Stock held by GC&H Investments, an investment partnership of which Mr. Kitch is a general partner. Also includes 3,833 shares of Common Stock issuable upon the exercise of Lynx stock option held by Mr. Kitch on behalf of GC&H Investments. Mr. Kitch shares the power to vote and control the disposition of such shares and therefore may be deemed to be the beneficial owner of such shares. Mr. Kitch disclaims beneficial ownership of such shares, except to the extent of his prorata interest therein.

(14) Includes 40,000 shares of Common Stock issuable upon exercise of Lynx stock options held by Dr. Nikolich that are exercisable within 60 days.

(15) See Note 6 above. Common Stock amount also includes 1,000 shares of Series C Preferred Stock held by Mr. Taylor and 369 shares of Common Stock issuable upon exercise of Perkin Elmer Option that are fully vested and exercisable.

(16) Includes 130,750 shares of Common Stock issuable upon exercise of Lynx stock options held by Dr. Zon that are exercisable within 60 days. Also includes 105 shares of Common Stock held of record by Dr. Zon's wife and 64 shares of Common Stock issuable upon exercise of Perkin Elmer Options held by Dr.



         Zon's wife that are fully vested and exercisable, as to which shares Dr. Zon disclaims beneficial ownership.

(17) Common Stock amount includes 1,839,980 shares of Series B and Series C Preferred Stock (common equivalent) held by entities affiliated with certain directors and 585,999 shares of Common Stock issuable upon exercise of the Company's stock options and Perkin Elmer Options held by directors and officers that are exercisable within 60 days. See Notes 9 through 16 above.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Corporate  Collaborations

         See Item 1. Business and Note 3. of the Notes to Consolidated Financial Statements.

         In 1992, ABI distributed all but an aggregate of 299,800 shares of the Lynx Common Stock it held to its shareholders (the "Distribution"). In connection with this transaction, Lynx granted ABI an option to purchase up to 215,900 shares of Lynx Common Stock at $0.10 per share which, prior to October 1996, may only be exercised by ABI in connection with the distribution by ABI of Lynx stock to its option holders upon the exercise of ABI stock options outstanding as of the date of the Distribution. Thereafter, through the termination of the option in September 1997, ABI may exercise such option provided that it promptly sells or otherwise disposes of any shares received upon such exercise. At December 31, 1996, there were 152,400 shares available for exercise.

Transactions with Directors and Executive Officers

         In November 1996, Lynx and its majority owned subsidiary, Spectragen, Inc. ("Spectragen"), a Delaware corporation, entered into an Agreement of Merger pursuant to which Spectragen was merged with and into Lynx and the separate corporate existence of Spectragen ceased (the "Merger"). Each share of Spectragen Common Stock outstanding at the time of Merger was converted into 1.3 shares of Lynx Common Stock and all vested and unvested options to purchase shares of Spectragen Common Stock were assumed by Lynx and converted into options to purchase Lynx Common Stock at the same ratio. Dr. Eletr, a former stockholder and optionholder of Spectragen, received 130,000 shares of Lynx Common Stock and an option to purchase 32,500 shares of Lynx Common Stock as a result of the merger. Dr. Brenner, a former stockholder and optionholder of Spectragen, received 260,000 shares of Lynx Common Stock and an option to purchase 65,000 shares of Lynx Common Stock as a result of the merger.

         In May and June 1995, the Company entered into three separate loan agreements with David W. Martin, Jr., M.D., who was then the Company's President. The first loan of $450,000 was a promissory note secured by a second mortgage on real property. The principal and interest on this loan were repaid according to the terms of the note in September 1996, upon sale of the property. The second loan of $450,000 was issued under a Stock Purchase Agreement for the purchase of 250,000 shares of Common Stock whereby all the shares issued under the agreement were pledged as collateral. Of the 250,000 shares, 225,000 shares were subject to the Company's right of repurchase which lapsed ratably over five years. The loan agreement specified that upon termination, after the Company's right of repurchase was exercised, the remaining principal and interest on the loan were due and payable. In November 1996, the officer left the Company and the stock purchase loan was repaid in full. The third loan was a line of credit agreement whereby Dr. Martin could borrow from the Company up to $25,000 per calendar quarter during the first two years of employment. The line was secured by shares of the Company's Common Stock owned by Dr. Martin. The principal and accrued interest due on the line of credit, an aggregate of $157,862, was forgiven upon Dr. Martin's separation from the Company.

         In October 1995, the Company entered into a loan agreement with another officer of the Company. The note receivable of $210,000 was issued under a Stock Purchase Agreement for the purchase of 60,000 shares of Common Stock whereby all the shares issued under the agreement are pledged as collateral. The outstanding principal amount is due and payable in full on October 1, 2000, subject to an obligation to prepay under specified circumstances. Interest is payable upon the expiration or termination of the note and accrues at the rate of

6.38% per annum. As of February 28, 1997, the outstanding principal and accrued interest under the note was $228,906.

         The Company currently has no other employment contracts with any Named Executive Officers, and the Company has no other compensatory plan or arrangement with Named Executive Officers where the amounts to be paid exceed $100,000 and which are activated upon resignation, termination or retirement of any such executive officer or upon a change in control of the Company.

         For legal services rendered during the calendar year ended December 31, 1996, the Company paid approximately $468,937 to Cooley Godward LLP, the Company's counsel, of which Mr. Kitch, a director of the Company, is a partner.

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a) (1) The following index, Report of Ernst & Young LLP, Independent Auditors and financial statements are set forth on pages 18 through 22 of this report:

         (i)    Report of Ernst & Young LLP, Independent Auditors.

         (ii)   Consolidated Balance Sheets as of December 31, 1996 and 1995.

         (iii) Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

         (iv) Consolidated Statement of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.

         (v) Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

         (vi)   Notes to Consolidated Financial Statements.

     (2) All  schedules  are  omitted  because  they are not  required,  are not
         applicable,   or  the  information  is  included  in  the  consolidated
         financial statement or notes thereto.

     (3) The following documents are filed as Exhibits to this report:

EXHIBIT
NUMBER                               DESCRIPTION OF DOCUMENT
--------                             -----------------------

3.1.1 Certificate of Amendment of Certificate of the Amended and Restated Certificate of Incorporation of the Company.

3.2 Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Registrant's Statement Form 10 (File No. 0-22570), as amended.

3.3 Certificate of Designation of Preferences of Series B Convertible Preferred Stock of the Company, incorporated by reference to the indicated exhibit of the Registrant's Form 10-K for the transition period ended December 31, 1993.

3.4 Certificate of Amendment of Certificate of Designation of Preferences of Series B Convertible Preferred Stock of the Company, incorporated by reference to the indicated exhibit of the Registrant's Form 10-Q for the period ended March 31, 1995.

3.4.1 Certificate of Amendment to Certificate of Designation of Preferences of Series B Convertible Preferred Stock of the Company.

3.5 Certificate of Designation of Preferences of Series C Convertible Preferred Stock, incorporated by reference to the indicated exhibit of the Registrant's Form 10-Q for the period ended March 31, 1995.

3.5.1 Certificate of Amendment to Certificate of Designation of Preferences of Series C Convertible Preferred Stock of the Company.

3.6 Certificate of Amendment to Certificate of Designation of Preferences of Series D Convertible Preferred Stock of the Company.

4.1 Shareholders Agreement, dated as of October 1, 1992, by and among the Company, Applied Biosystems, Inc. ("ABI") and Chiron Corporation ("Chiron"), incorporated by reference to the indicated exhibit of the Registrant's Statement Form 10 (File No. 0-22570), as amended.

4.2 Form of Common Stock Certificate, incorporated by reference to the indicated exhibit of the Registrant's Statement Form 10 (File No. 0-22570), as amended.

4.3       Form  of  Series  B  Preferred  Stock  Certificate,   incorporated  by
          reference to Exhibit 4.4 of the Registrant's Form 10-K for the transition period ended December 31, 1993.

4.4       Form  of  Series  C  Preferred  Stock  Certificate,   incorporated  by
          reference to Exhibit 4.5 of the Registrant's Form 10-K for the period ended December 31, 1995.

4.5       Form  of  Series  D  Preferred  Stock  Certificate,   incorporated  by
          reference to Exhibit 4.6 of the Registrant's Form 10-K for the period ended December 31, 1995.

10.1 Preferred Stock Purchase Agreement, dated as of October 1, 1992, between the Company and ABI, incorporated by reference to the indicated exhibit of the Registrant's Statement Form 10 (File No. 0-22570), as amended.

10.2 Stock Purchase Agreement, dated as of June 30, 1992, between the Company and Timothy Geiser, incorporated by reference to the indicated exhibit of the Registrant's Statement Form 10 (File No. 0-22570), as amended.

10.3 Stock Purchase Agreement, dated as of June 30, 1992, between the Company and Gerald Zon, incorporated by reference to the indicated exhibit of the Registrant's Statement Form 10 (File No. 0-22570), as amended.

10.4 Stock Purchase Agreement, dated as of August 25, 1992, between the Company and Sam Eletr, incorporated by reference to Exhibit 10.6 of the Registrant's Statement Form 10 (File No. 0-22570), as amended.

10.5 Form of Indemnity Agreement entered into between the Company and its directors and officers, incorporated by reference to Exhibit 10.7 of the Registrant's Statement Form 10 (File No. 0-22570), as amended.

10.6+     The  Company's  1992 Stock  Option  Plan (the  "Stock  Option  Plan"),
          incorporated  by  reference  to  Exhibit  10.8  of  the   Registrant's
          Statement Form 10 (File No. 0-22570), as amended.

10.7+     Form of  Incentive  Stock  Option  Grant under the Stock  Option Plan,
          incorporated  by  reference  to  Exhibit  10.9  of  the   Registrant's
          Statement Form 10 (File No. 0-22570), as amended.

10.8+ Form of Nonstatutory Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.10 of the Registrant's Statement Form 10 (File No. 0-22570), as amended.

10.9 Agreement of Assignment and License of Intellectual Property Rights, dated June 30, 1992, between the Company and ABI, incorporated by reference to Exhibit 10.11 of the Registrant's Statement Form 10 (File No. 0-22570), as amended.

10.10 Lease, dated as of June 28, 1993, by and between the Company and Spieker-Singleton #87, Limited Partnership, incorporated by reference to Exhibit 10.14 of the Registrant's Statement Form 10 (File No. 0-22570), as amended.

10.11 Series B Convertible Preferred Stock Purchase Agreement, dated as of February 15, 1994, between the Company and the Purchasers, incorporated by reference to the Exhibit 10.16 of the Registrant's Form 10-K for the transition period ended December 31, 1993.

10.12 Investor Rights Agreement, dated as of February 15, 1994, between the Company and the Purchasers, incorporated by reference to the Exhibit
          10.17 of the Registrant's Form 10-K for the transition period ended December 31, 1993.

10.13 Series C Convertible Preferred Stock Purchase Agreement, dated as of March 24, 1995, incorporated by reference to Exhibit 10.19 of the Registrant's Form 10-K for the period ended December 31, 1995.

10.14 Investors Rights Agreement, dated as of March 24, 1995, incorporated by reference to Exhibit 10.20 of the Registrant's Form 10-K for the period ended December 31, 1995.

10.15     Spectragen   Formation   Agreement,   dated  as  of  March  24,  1995,
          incorporated by reference to Exhibit 10.21 of the Registrant's Form 10-Q for the period ended March 31, 1996.

10.16+ Spectragen Stockholder's Agreement, dated as of August 21, 1995, incorporated by reference to Exhibit 10.22 of the Registrant's Form 10-Q for the period ended March 31, 1996.

10.17+ Employment Agreement, dated as of May 1, 1995 between the Company and David W. Martin, Jr., M.D., incorporated by reference to Exhibit 10.23 of the Registrant's Form 10-K for the period ended December 31, 1995.

10.18+ Stock Purchase Agreement dated as of May 1, 1995, between the Company and David W. Martin, Jr. M.D., incorporated by reference to Exhibit
          10.24 of the Registrant's Form 10-K for the period ended December 31, 1995.

10.19+    Loan Agreement, dated as of May 1, 1995, between the Company and David
          W. Martin, Jr., M.D. incorporated by reference to Exhibit 10.25 of the Registrant's Form 10-K for the period ended December 31, 1995.

10.20+ Promissory Note Secured by Mortgage, dated as of June 12, 1995, to the Company by David W. and Kathleen M. Martin Revocable Trust, incorporated by reference to Exhibit 10.26 of the Registrant's Form 10-K for the period ended December 31, 1995.

10.21+ Stock Purchase Agreement dated as of October 2, 1995, between the Company and Karoly Nikolich, incorporated by reference to Exhibit
          10.27 of the Registrant's Form 10-K for the period ended December 31, 1995.

10.22 Technology Development and Services Agreement, dated as of October 2, 1995, between the Company and Hoechst Aktiengesellschaft and its subsidiary, Hoechst Marion Roussel, incorporated by reference to
          Exhibit 10.28 of the Registrant's Form 10-K for the period ended December 31, 1995.

10.23 Series D. Convertible Preferred Stock Purchase Agreement, dated as of October 2, 1995, incorporated by reference to Exhibit 10.29 of the Registrant's Form 10-K for the period ended December 31, 1995.

10.24     Amended and Restated Investor Rights  Agreement,  dated as of November
          1,  1995,   incorporated   by  reference  to  Exhibit   10.30  of  the
          Registrant's Form 10-K for the period ended December 31, 1995.

10.25+ Stock Purchase Agreement, dated as of June 13, 1996, between Spectragen, Inc. and Sam Eletr. (The Stock Purchase Agreement was assumed by the Company pursuant to the Agreement of Merger between the Company and Spectragen, Inc.

10.26 Collaboration Agreement , dated as of July 9, 1996, between the Company and Tanabe Seiyaku Co., Ltd., incorporated by reference to
          Exhibit 10.31 of the Registrant's Form 10-Q for the period ended June 30, 1996.

10.27 Collaboration Agreement , dated as of September 30, 1996, between the Company and Schwarz Pharma AG., incorporated by reference to Exhibit
          10.32 of the Registrant's Form 10-Q for the period ended September 20, 1996.

10.28 Technology Services Agreement, dated October 23, 1996, between the Company and BASF Aktiengesellschaft.**

10.29 Joint Venture Agreement, dated as of October 23, 1996, between the Company and BASF Aktiengesellschaft.**

10.30 Agreement of Merger, dated as of October 23, 1996, between the Company and Spectragen, Inc.


10.31+ Separation Agreement, dated as of November 1, 1996, between the Company and David W. Martin, Jr., M.D.

21.1       Subsidiaries of the Company.

23.1       Consent of Ernst & Young LLP, Independent Auditors.

24.1       Power of Attorney.  Reference is made to page 49.

------------------
(+)        Management contract or compensatory plan or arrangement.
** Portions of this agreement have been deleted pursuant to our request for confidential treatment.

(b)        Reports on Form 8-K
           N/A

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) Securities Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March 1997.

                             LYNX THERAPEUTICS, INC.


                                     By:  /s/  Sam Eletr
                                         ------------------------------
                                                Sam Eletr, Ph.D.
                                              Chairman of the Board


                                POWER OF ATTORNEY

         Each person whose signature  appears below constitutes and appoints Sam
Eletr and James C. Kitch his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments (including post-effective amendments) to the Registration Statement on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and of the capacities and on the dates indicated.


              Signature                                              Title                                   Date
              ---------                                              -----                                   ----
         /s/  Sam Eletr                                   Chief Executive Officer and                      March 24, 1997
------------------------------------------                   Chairman of the Board
         Sam Eletr                                       (Principal Executive Officer)


         /s/  William K. Bowes, Jr.                                Director                                March 24, 1997
------------------------------------------
         William K. Bowes, Jr.

         /s/  Sydney Brenner                                       Director                                March 24, 1997
------------------------------------------
         Sydney Brenner

         /s/  James C. Kitch                                       Director                                March 24, 1997
------------------------------------------
         James C. Kitch

         /s/  Kathleen D. La Porte                                 Director                                March 24, 1997
------------------------------------------
         Kathleen D. La Porte


         /s/  Craig C. Taylor                     Director and Acting Chief Financial Officer              March 24, 1997
------------------------------------------       (Principal Financial and Accounting Officer)
         Craig C. Taylor                                            Officer
