Form 10-Q/A
period 1996-09-30
LYNX THERAPEUTICS INC
filed 1997-04-14
CIK 913275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QA



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

Item 4.       Submission of Matters to a Vote of Security Holders
                  None

Item 5.       Other Information
                  None

Item 6.       Exhibits and Reports on Form 8-K.
              (a)     Exhibits
                      The following documents are filed as Exhibits to this report:

              Exhibit
              Number                Description
              -------               -----------

              10.32 Collaboration Agreement dated as of September 30, 1996, by and among the Company and Schwarz Pharma AG**

              11.0        Statement re: Computation of Earnings Per Share

              27.1        Financial Data Schedule

----------

** Portions of this agreement have been deleted pursuant to our request for confidential treatment.

              (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          LYNX THERAPEUTICS, INC.

                          /s/ Sam Eletr
                          ------------------------------------------------------
                          By:       Sam Eletr, Ph.D.
                                    Chief Executive Officer
                          Date:     November 15, 1996


                          /s/ Craig C. Taylor
                          ------------------------------------------------------
                          By:       Craig C. Taylor
                                    Acting Chief Financial Officer
                                    (Principal Financial and Accounting Officer)
                          Date:     November 15, 1996

                  (d) No Violation. Neither Schwarz Pharma nor any of its Affiliates is a party to, subject to, or bound by an agreement or judgment, award, order or writ, injunction or decree of any court, governmental body or arbitrator which would conflict with or be breached by the execution, delivery or performance of this Agreement and there is (a) no action, suit, dispute or governmental, administrative, arbitration or regulatory proceeding pending or threatened nor (b) any investigation pending or threatened against or relating to Schwarz Pharma which, in each case, could prevent Schwarz Pharma from carrying out its obligations under this Agreement.

13.      TERM OF AGREEMENT AND TERMINATION.

         13.1 Term.  Unless  terminated  in  accordance  with this Article 13 or
Section 3.4, this Agreement shall expire upon the later of (i) 10 years after commencement of marketing the Product in a Major Country or (ii) expiration of the last to expire of the Lynx Patents issued in the Territory. The Parties agree that at least two (2) years prior to the expiration of this Agreement under this Section 13.1 the Parties will meet, discuss in good faith and attempt to reach mutually acceptable agreement to provide for Lynx's continuing supply to Schwarz Pharma of Product and economic terms for such supply. Schwarz Pharma shall be obligated to continue to purchase Product from Lynx under such agreement so long as Lynx is able to supply the Product at prices comparable to those available on the market and in appropriate quantities and quality. As used herein, "comparable" means within [REDACTED] of the price of supply available on the market. If Lynx is unable to meet such requirements, then under the terms of such agreement Schwarz Pharma may thereafter purchase the Product from a Third Party or manufacture it itself.

         13.2 Termination For Material Breach. Each Party shall have the right to terminate this Agreement after written notice to the other that the other is in material breach of this Agreement, unless the other Party cures the breach before the expiration of 90 days after such written notice. Notwithstanding the foregoing, Lynx may terminate this Agreement in the event Schwarz Pharma breaches a payment obligation hereunder and thereafter fails to make full payment of amounts due Lynx within 30 days after written notice from Lynx to Schwarz Pharma, provided, however, that Schwarz Pharma may withhold a particular payment for so long as Schwarz Pharma is pursuing in good faith a claim that Lynx has not performed the specific tasks necessary to earn such payment. Any failure by Lynx to terminate this Agreement for late payments shall not be deemed a waiver of its right to terminate this Agreement in the future for a future late payment by Schwarz Pharma.

         13.3 Termination without Cause. Schwarz Pharma shall have the right to terminate the Agreement at any time without the requirement of showing cause, upon [REDACTED]


                        CONFIDENTIAL TREATMENT REQUESTED
                                      44.