Form 10-Q
period 1997-03-31
LYNX THERAPEUTICS INC
filed 1997-05-09
CIK 913275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


  X      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
-----    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

                                       OR

         TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_______TO_______.


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

                                            Yes  X  No
                                               -----  -----


The number of shares of Common Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock outstanding as of March 31, 1997, were 3,140,672, 332,288, 123,299 and 40,000, respectively. The Series B, Series C and Series D Preferred Stock are convertible into Common Stock on a ten-for-one basis. Information regarding the aggregate market value of the Registrant's voting stock is not included because there is currently no established public trading market for the Company's voting stock.

                             Lynx Therapeutics, Inc.

                                      INDEX


PART I       FINANCIAL INFORMATION                                                Page

Item 1.      Condensed Consolidated Balance Sheets - March 31, 1997
                 and December 31, 1996...........................................    3

             Condensed Consolidated Statements of Operations - three months
                  ended March 31, 1997 and 1996..................................    4

             Condensed Consolidated Statements of Cash Flows - three months
                 ended March 31, 1997 and 1996...................................    5

             Notes to Condensed Consolidated Financial Statements................    6

Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations...................    7


PART II      OTHER INFORMATION

Item 1.      Legal Proceedings...................................................    9

Item 2.      Changes in Securities...............................................    9

Item 3.      Defaults Upon Senior Securities.....................................    9

Item 4.      Submission of Matters to a Vote of Security Holders.................    9

Item 5.      Other Information...................................................    9

Item 6.      Exhibits and Reports on Form 8-K....................................    9

Signatures   ....................................................................    9

PART I            FINANCIAL INFORMATION
Item 1.           Financial Statements

                                              Lynx Therapeutics, Inc.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (In thousands)
                                                             March 31,           December 31,
                                                               1997                 1996*
                                                             --------------------------------
                                                             Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                  $  10,409            $  12,109
   Short-term investments                                            --                1,973
   Accounts receivable                                               72                  118
   Other current assets                                              91                  158
                                                             --------------------------------
Total current assets                                             10,572               14,358

Property and equipment:
   Leasehold improvements                                         3,810                3,193
   Laboratory and other equipment                                 3,224                2,976
                                                             --------------------------------
                                                                  7,034                6,169
   Less accumulated depreciation and amortization                (2,590)              (2,290)
                                                             --------------------------------
Net property and equipment                                        4,444                3,879

Notes receivable from employees                                     180                  175
                                                             --------------------------------
                                                             $   15,196           $   18,412
                                                             ================================
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                          $      503           $      429
   Accrued compensation and vacation                                365                  394
   Accrued professional fees                                        125                  169
   Deferred revenue from related parties - current                3,500                3,875
   Other accrued liabilities                                        255                  373
                                                             --------------------------------
Total current liabilities                                         4,748                5,240

Deferred revenue from related parties - long-term                 1,604                2,292
Other noncurrent liabilities                                        156                  148

Stockholders' equity:
   Preferred stock                                               27,189               27,189
   Common stock                                                  17,329               17,361
   Notes receivable from stockholders                              (210)                (210)
   Deferred compensation                                         (1,912)              (2,092)
   Unrealized gain on marketable securities                           5                    3
   Accumulated deficit                                          (33,713)             (31,519)
                                                             --------------------------------
Total stockholders' equity                                        8,688               10,732
                                                             --------------------------------
                                                             $   15,196           $   18,412
                                                             ================================

*The Balance Sheet amounts at December 31, 1996 have been derived from audited financial statements at that date but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                              See accompanying notes.

                             Lynx Therapeutics, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                        Three Months Ended
                                                           March 31,
                                                     --------------------------
                                                       1997             1996
                                                       ----             ----
Net revenues:
   Revenues from collaborative arrangements with      $  1,063        $    375
      related parties
   Other revenues                                           72             117
                                                     --------------------------
Total revenues                                           1,135             492

Operating  expenses:
   Research and development                              3,075           2,405
   General and administrative                              425             544
                                                     --------------------------
Total operating  expenses                                3,500           2,949
                                                     --------------------------

Loss from operations                                    (2,365)         (2,457)

Interest income                                            171             187
                                                     --------------------------
Net loss                                              $ (2,194)       $ (2,270)
                                                     ==========================

Net loss per share                                     $ (0.70)        $ (0.97)
                                                     ==========================

Shares used in per share computation                 3,144,627       2,334,826
                                                     ==========================


                             See accompanying notes.

                                              Lynx Therapeutics, Inc.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)
                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                     -------------------------
                                                                                       1997             1996
                                                                                       ----             ----
Cash flows from operating activities
Net loss                                                                             $  (2,194)      $ (2,270)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                         300            216
     Deferred compensation                                                                 180             --
     Changes in operating assets and liabilities:
         Accounts receivable                                                                46            (29)
         Other current assets                                                               67           (147)
         Accounts payable                                                                   74           (432)
         Accrued liabilities                                                              (191)           (24)
         Deferred revenue from related party                                            (1,063)          (375)
         Other noncurrent liabilities                                                        8             15
                                                                                     -------------------------
Net cash used in operating activities                                                   (2,773)        (3,046)

Cash flows from investing activities
Purchases of short-term investments                                                         --           (994)
Maturities of short-term investments                                                     1,975             --
Purchases of property and equipment                                                       (865)          (318)
Notes receivable from employees                                                             (5)          (190)
                                                                                     -------------------------
Net cash provided by (used in) investing activities                                      1,105         (1,502)

Cash flows from financing activities
Issuance (repurchase) of common stock                                                      (32)             7
                                                                                     -------------------------
Net cash provided by (used in) financing activities                                        (32)             7
                                                                                     -------------------------

Net decrease in cash and cash equivalents                                               (1,700)        (4,541)
Cash and cash equivalents at beginning of period                                        12,109         13,779
                                                                                     -------------------------
Cash and cash equivalents at end of period                                           $  10,409       $  9,238
                                                                                     =========================

                                              See accompanying notes.

                             Lynx Therapeutics, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997
                                   (Unaudited)


1.       Ownership and nature of business

         Lynx was formed to discover and target inappropriate gene expression in disease. The Company's early efforts relied on academic collaborations for the discovery and understanding of altered or inappropriate gene function and on its own expertise in synthetic DNA ("oligodeoxynucleotide" or "ODN") chemistry for the development of compounds aimed at modulating undesirable gene expression. These early collaborations resulted in a number of compounds aimed at the prevention of restenosis following balloon angioplasty and certain leukemias and cancers. The Company has recently initiated an internal biology-based drug discovery program designed around in vitro and in vivo models of acute biological stress or injury. This program is currently focused on models relevant to diseases resulting from brain and spinal cord injuries. Its aim is to better define and characterize gene function and inappropriate gene expression in diseases of interest. The Company has also established a group to focus on the development of new and proprietary DNA sequencing technologies that would be capable of accelerating the discovery and validation of targets for drug discovery. Foremost among these are the Massively Parallel Signature Sequencing ("MPSS") and the Massively Parallel Genomic Sequencing ("MPGS") technologies. The first is designed to enable researchers to identify a majority of the genes expressed by living cells whether in culture or in a tissue of interest. The second is designed to enable the simultaneous sequencing of up to a million genomic fragments in order to arrive rapidly at genomic sequences. The Company is currently refining various aspects of the biochemistries and instrumentation needed to implement these technologies.

2.       Basis of presentation

         The accompanying condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). Certain prior year amounts have been reclassified to conform with current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Commission rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the quarter ended March 31, 1997, are not necessarily indicative of the results for the full year.

         The unaudited condensed consolidated financial statements include all accounts of the Company. Lynx has dissolved its majority owned subsidiary, LYNXNebraska, Inc., with no consequent impact on the financial statements of Lynx.

         These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company's year ended December 31, 1996.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the Company's annual report (Form 10-K) filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1996.

Overview

         Since its inception in July 1989 (as a division of Applied Biosystems, Inc. or "ABI"), Lynx has devoted its efforts toward research, drug discovery, and development programs. Lynx has been unprofitable since its inception and may incur substantial losses for the next several years, due primarily to the expansion of its research and development programs, including development of its phosphoramidate chemistry, MPSS and MPGS technologies, as well as preclinical studies and clinical trials. Lynx may generate revenues based on its agreements with collaborative partners as a result of achievement of the milestones defined in the agreements. However, there is no guarantee that the milestones will be achieved or that the technologies will be proven successful. Lynx does not anticipate that it will generate significant revenues and profits, if any, from the commercial sale of its products and services for several years if not longer. There can be no assurance that Lynx will ever successfully develop and market any of its proposed products or that it will ever be able to achieve or sustain profitability.

         Lynx's business is subject to significant risks, including the risks inherent in its research and development efforts, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process, and possible competition from other products. The MPSS program is dependent upon the successful integration of independent technologies, each of which has its own development risks. In addition, Lynx's MPSS and MPGS technologies could face competition from the development of similarly efficient, or better, combinations of novel cloning and sequencing techniques. Even if Lynx's therapeutic compounds appear promising at an early stage of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to, the possibilities that the compounds are found to be toxic or ineffective during clinical trials, the failure to receive necessary regulatory approvals, the difficulty to manufacture on a large scale, or the inability to market a compound due to proprietary rights of third parties.

Results of Operations

Revenue

         Lynx had total revenues of approximately $1.1 million and $492,000 for the quarters ended March 31, 1997 and 1996 respectively. The 1997 revenue was comprised of $1,063,000 earned under collaborative agreements with corporate partners and $72,000 earned from a government grant. The 1996 revenue was comprised of $375,000 earned under a collaborative agreement with a corporate partner and $117,000 earned from a government grant. Revenue will continue to fluctuate based on activity with current and potential corporate partners, achievement of milestones, and timing of government grant funding.

Operating Expenses

         Research and development expenses were $3.1 million and $2.4 million in the quarters ended March 31, 1997 and 1996, respectively. The increase was due to the costs associated with increased research staffing, the amortization of deferred compensation recorded in conjunction with the Agreement of Merger between Lynx and its majority owned subsidiary, Spectragen, Inc. in November

1996, and clinical trial costs associated with the LR-3280 compound. Lynx expects to incur substantial and increasing research and development expenses due to planned spending for ongoing research and development activities and new research applications.

         General and administrative expenses were $425,000 for the quarter ended March 31, 1997, compared to $544,000 for the quarter ended March 31, 1996. The decrease was due to lower investor relations costs compared to the first quarter of 1996 in which the costs of the reverse stock split were reflected, and to lower headcount-related costs. Lynx expects to continue to incur substantial administrative expenses in support of its research and corporate development efforts.

Interest Income

         Interest income was $171,000 and $187,000 for the quarters ended March 31, 1997 and 1996 respectively.

Liquidity and Capital Resources

         Since commencing operations as an independent Company, Lynx has obtained funding for its operations through sales of Preferred and Common Stock to venture capital investors and collaborative partners, revenue from collaborative research and development arrangements, interest income, product sales, and government grants. Lynx may receive additional collaborative research payments from its existing partners (Hoechst, Tanabe, Schwarz Pharma and BASF) and an equity investment from Hoechst, subject to achieving the milestones set forth in the various agreements.

         Net cash used in operating activities of $2.8 million for the quarter ended March 31, 1997, differs from the net loss for the same period primarily due to current period recognition of a portion of previously deferred revenue, depreciation and amortization, and deferred compensation expense. Net cash provided by investing activities related to maturities of short-term investments partially offset by costs associated with the expansion of laboratory facilities and purchases of capital equipment. Lynx expects that future capital expenditures will be commensurate with growth in the employee base. Cash and equivalents were $10.4 million at March 31, 1997.

         Lynx is currently utilizing its available funds for supporting development of its MPSS technology, funding preclinical research and clinical trials and the planned growth in Lynx's internal efforts toward research, drug discovery, and development programs. Pending such uses as described above, Lynx intends to invest its excess cash in short-term, investment grade, interest-bearing securities or certificates of deposit.

         The timing and amount of funds required for specific uses by Lynx cannot be precisely determined at this time and will be based upon Lynx's progress in its research and development, the scope and results of preclinical research and clinical trials, the cost and timing of regulatory approvals, administrative and legal costs, the establishment of corporate partnerships and the availability of alternate methods of financing. Lynx believes that its current capital resources and interest income thereon will enable it to maintain its current and planned operations through at least 1997. From time to time, Lynx may seek to raise additional funding through the sale of its equity securities or through corporate collaborations with existing or potential corporate partners. There can be no assurance that any additional financing required by Lynx will be available or, if available, will be on terms favorable to Lynx.

PART II           OTHER INFORMATION

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

                      None

Item 5.           Other Information

                      None

Item 6.           Exhibits and Reports on Form 8-K.

                      a) Exhibits - The following document is filed as an Exhibit to this report:

                           Exhibit
                           Number                Description
                           ------                -----------
                           27.1                  Financial Data Table

                      b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           LYNX THERAPEUTICS, INC.


                                           /s/  Sam Eletr
                                           -------------------------------------
                                           By:      Sam Eletr, Ph.D.
                                                    Chief Executive Officer and
                                                    Chairman of the Board
                                           Date:    May 9, 1997


                                           /s/  Edward C. Albini
                                           -------------------------------------
                                           By:      Edward C. Albini
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)
                                           Date:    May 9, 1997