Form 10-Q/A
period 1996-09-30
LYNX THERAPEUTICS INC
filed 1997-05-27
CIK 913275

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

         13.3 Termination without Cause. Schwarz Pharma shall have the right to terminate the Agreement at any time without the requirement of showing cause, upon 90


                        CONFIDENTIAL TREATMENT REQUESTED
                                      44.

days prior written notice if given prior to achieving Regulatory Approval, and upon 120 days prior written notice thereafter.

                  (a) If Schwarz  Pharma elects to terminate  under this Section
13.3 prior to Regulatory Approval, and such termination is not due to serious safety or toxicity concerns regarding the Licensed Compound when used in the Field (as such phrase is defined in subsection (c) below), then Schwarz Pharma shall pay Lynx the following amounts: (i) if the termination occurs prior to completion of the Multi-Dose Efficacy Studies, Schwarz Pharma shall pay Lynx all costs and expenses of completing such studies according to the agreed Protocols and budgets for such studies; (ii) if the termination occurs during ongoing Phase III (or foreign equivalent) studies, Schwarz Pharma shall pay Lynx an amount equivalent to all costs and expenses that Schwarz Pharma would incur in terminating such studies, and also will loan to Lynx an amount (the "Loan") equal to the costs and expenses of conducting such studies according to the agreed Protocols and budgets for such studies for the [REDACTED] period following termination of the Agreement, but subject to a maximum of $[REDACTED] million. Such Loan will be interest free for the first [REDACTED] months and thereafter will bear interest at the Prime Rate as established by Citibank. The Loan will be repaid within [REDACTED] years of Schwarz Pharma providing the loan, but may be converted at any time in such period at Schwarz Pharma's election into the common stock of Lynx at the then current market price, as established by a national market quotation system, if Lynx stock is so traded, or if not as determined by Lynx's Board of Directors in good faith.

                  (b) If termination under this Section is due to serious safety or toxicity concerns, then Schwarz Pharma shall not be responsible for making the foregoing payments but will be responsible for all costs and expenses of terminating any ongoing clinical trials. After any termination under this Section, Schwarz Pharma covenants that neither it nor its Affiliates or Sublicensees will make, use or sell Licensed Compounds or Products. It is agreed that if Lynx, after termination by Schwarz Pharma under this Section, enters into a license agreement with a Third Party granting such Third Party the right to develop, market or sell the Licensed Compound as a product for use in the Field, then Lynx will repay to Schwarz Pharma, out of the revenues received from such Third Party under such Agreement, any amounts paid to Lynx by Schwarz Pharma under this Section 13.3 (excluding the Loan if repaid or converted to equity). Such repayment shall be made at a rate limited to [REDACTED] of any amounts of such revenues actually received by Lynx. Lynx grants Schwarz Pharma a security interest in such revenues to secure repayment of the Loan in accordance with the terms hereof, and consents to the filing of an appropriate financing statement to perfect the security interest.

                  (c) As used in this Section, the phrase "serious safety or toxicity concerns" means that the Safety Monitoring Board for the applicable clinical trial conducted hereunder has determined that a safety or toxicity issue with respect to the