Form 10-Q
period 1997-06-30
LYNX THERAPEUTICS INC
filed 1997-08-11
CIK 913275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     X       QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

                                       OR

              TRANSITION   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
---------     SECURITIES  EXCHANGE  ACT OF 1934 FOR THE  TRANSITION  PERIOD FROM
                    TO       .
              ------   -----


                         Commission File Number 0-22570


                             Lynx Therapeutics, Inc.
             (Exact name of registrant as specified in its charter)


                Delaware                               94-3161073
      (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)


          3832 Bay Center Place
                 Hayward, CA                             94545
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

                          Yes     X      No
                             -----------   -----------


The number of shares of Common Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock outstanding as of July 31, 1997, were: 3,207,670; 332,288; 123,299; and 40,000, respectively. The Series B,
Series C and Series D Preferred Stock are convertible into Common Stock on a ten-for-one basis. Information regarding the aggregate market value of the Registrant's voting stock is not included because there is currently no established public trading market for the Company's voting stock.



                                              Lynx Therapeutics, Inc.



                                                       INDEX



PART I            FINANCIAL INFORMATION                                                                        Page

Item 1.           Condensed Consolidated Balance Sheets - June 30, 1997
                      and December 31, 1996...............................................................        3

                  Condensed Consolidated Statements of Operations - three and six  months
                       ended June 30, 1997 and 1996.......................................................        4

                  Condensed Consolidated Statements of Cash Flows - six  months
                      ended June 30, 1997 and 1996........................................................        5

                  Notes to Condensed Consolidated Financial Statements....................................        6

Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.......................................        7


PART II           OTHER INFORMATION

Item 1.           Legal Proceedings.......................................................................       10

Item 2.           Changes in Securities...................................................................       10

Item 3.           Defaults Upon Senior Securities.........................................................       10

Item 4.           Submission of Matters to a Vote of Security Holders.....................................       10

Item 5.           Other Information.......................................................................       10

Item 6.           Exhibits and Reports on Form 8-K........................................................       10

Signatures        ........................................................................................       11




                                                                                                       Page 2 of 11

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements

                                              Lynx Therapeutics, Inc.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (In thousands)

                                                                                June 30,            December 31,
                                                                                  1997                 1996*
                                                                       ---------------------------------------------
                                                                              (Unaudited)

Assets
Current assets:
   Cash and cash equivalents                                                 $    6,718                $   12,109
   Short-term investments                                                            --                     1,973
   Accounts receivable                                                              191                       118
   Other current assets                                                              67                       158
                                                                       ---------------------------------------------
Total current assets                                                              6,976                    14,358

Property and equipment:
   Leasehold improvements                                                         3,749                     3,193
   Laboratory and other equipment                                                 3,663                     2,976
                                                                       ---------------------------------------------
                                                                                  7,412                     6,169
   Less accumulated depreciation and amortization                                (2,921)                   (2,290)
                                                                       ---------------------------------------------
Net property and equipment                                                        4,491                     3,879

Notes receivable from employees                                                     189                       175
                                                                       ---------------------------------------------
                                                                             $   11,656                $   18,412
                                                                       =============================================
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                          $      349                $      429
   Accrued compensation and vacation                                                311                       394
   Accrued professional fees                                                        107                       169
   Deferred revenue from related parties - current                                3,125                     3,875
   Other accrued liabilities                                                        365                       373
                                                                       ---------------------------------------------
Total current liabilities                                                         4,257                     5,240

Deferred revenue from related parties - long-term                                   916                     2,292
Other noncurrent liabilities                                                        164                       148

Stockholders' equity:
   Preferred stock                                                               27,189                    27,189
   Common stock                                                                  17,469                    17,361
   Notes receivable from stockholders                                              (460)                     (210)
   Deferred compensation                                                         (1,650)                   (2,092)
   Unrealized gain/(loss) on marketable securities                                   (2)                        3
   Accumulated deficit                                                          (36,227)                  (31,519)
                                                                       ---------------------------------------------
Total stockholders' equity                                                        6,319                    10,732
                                                                       ---------------------------------------------
                                                                             $   11,656                $   18,412
                                                                       =============================================

*The Balance Sheet amounts at December 31, 1996 have been derived from audited financial statements at that date but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



                                               See accompanying notes.


                                                                                                        Page 3 of 11


                                              Lynx Therapeutics, Inc.
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands, except share and per share amounts)
                                                    (Unaudited)


                                                           Three Months Ended                 Six Months Ended
                                                                June 30,                          June 30,
                                                    -------------------------------------------------------------------

                                                             1997            1996            1997           1996
                                                             ----            ----            ----           ----

Net revenues:
   Revenues from collaborative arrangements
     with related parties                                   1,224             375           2,287            750
   Other revenues                                              98              87             170            204
                                                    -------------------------------------------------------------------
Total revenues                                              1,322             462           2,457            954

Operating  expenses:
   Research and development                                 3,377           2,929           6,452          5,334
   General and administrative                                 591             628           1,017          1,167
                                                    -------------------------------------------------------------------
Total operating  expenses                                   3,968           3,557           7,469          6,501
                                                    -------------------------------------------------------------------

Loss from operations                                       (2,646)         (3,095)         (5,012)        (5,547)

Interest income                                               133             143             304            330
                                                    -------------------------------------------------------------------
Net loss                                                   (2,513)         (2,952)         (4,708)        (5,217)
                                                    ===================================================================

Net loss per share                                          (0.79)          (1.26)          (1.49)         (2.23)
                                                    ===================================================================

Shares used in per share computation                    3,198,205       2,338,815       3,171,416      2,336,820
                                                    ===================================================================




                                              See accompanying notes.



                                                                                                           Page 4 of 11


                                              Lynx Therapeutics, Inc.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)



                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                   ---------------------------------
                                                                                             1997            1996
                                                                                             ----            ----
Cash flows from operating activities

Net loss                                                                                $  (4,708)       $ (5,217)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                            631             457
     Deferred compensation                                                                    293             ---
     Changes in operating assets and liabilities:
         Accounts receivable                                                                  (73)            (12)
         Other current assets                                                                  91            (145)
         Accounts payable                                                                     (80)            (65)
         Accrued liabilities                                                                 (153)            246
         Deferred revenue from related parties                                             (2,126)           (750)
         Other noncurrent liabilities                                                          16              29
                                                                                   ---------------------------------
Net cash used in operating activities                                                      (6,109)         (5,457)

Cash flows from investing activities
Purchases of short-term investments                                                            --            (995)
Maturities of short-term investments                                                        1,968             994
Purchases of property and equipment                                                        (1,243)         (1,006)
Notes receivable from employees                                                              (264)           (230)
                                                                                   ---------------------------------
Net cash provided by (used in) investing activities                                           461          (1,237)

Cash flows from financing activities
Issuance of common stock                                                                      257              13
                                                                                   ---------------------------------
Net cash provided by  financing activities                                                    257              13
                                                                                   ---------------------------------

Net decrease in cash and cash equivalents                                                  (5,391)         (6,681)
Cash and cash equivalents at beginning of period                                           12,109          13,779
                                                                                   ---------------------------------
Cash and cash equivalents at end of period                                              $   6,718        $  7,098
                                                                                   =================================



                                              See accompanying notes.

                                                                                                        Page 5 of 11

                             Lynx Therapeutics, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1997
                                   (Unaudited)


1.       Company Overview

         Lynx has developed a unique, proprietary technology for the analysis of DNA called Massively Parallel Signature Sequencing, or MPSS. MPSS, the Company believes, is the only technology available today that can analyze and identify, simultaneously, very large numbers of DNA molecules or fragments from a single biological sample. Lynx's technology has three major applications and each of these can be applied to the genomes of man, pathogenic organisms and commercially important plants and animals. These three major applications are gene expression analysis, genomic sequencing and high resolution genomic maps.

         In 1995, Lynx launched an internal biology-based drug discovery program to establish the concepts, strategies and techniques necessary for the identification of drug targets based on the analysis of differential gene expression. This program is designed to capitalize eventually on the power of MPSS but in its early phase it is utilizing know-how and intermediate technologies currently resident within Lynx. The initial projects are centered on the medically important field of neurovascular diseases that are particularly well suited to analyses with the Company's gene sequencing and target discovery
(MPSS) technologies.

         Lynx was originally formed in late 1992 to target inappropriate gene expression in disease with synthetic DNA fragments designed to bind to, and functionally block, genes whose inappropriate expression could be correlated with disease. Lynx's early efforts at identifying and targeting gene function in disease were based on the research of academic collaborators using conventional techniques. The research efforts have resulted in a compound (LR-3280) now in Phase II clinical trials for the prevention of coronary artery restenosis. Lynx's early efforts in this area have formed the foundation and understanding for the development of its new genetic technologies.

2.       Basis of presentation

         The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). Certain prior year amounts have been reclassified to conform with current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Commission rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements include all accounts of the Company and, in the opinion of management, contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim periods presented. The results of operations for the three and six months ended June 30, 1997, are not necessarily indicative of the results for the full year.

         These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company's year ended December 31, 1996.

3.       Net loss per share

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" ("EPS"). SFAS 128 requires that companies present two measures of earnings per share, basic and diluted. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period, while diluted EPS reflects the potential dilution of securities that could share in the earnings of the company. SFAS 128 is effective for interim and annual periods ending after December 15, 1997. The Company does not believe the adoption of SFAS 128 will have a material impact on its loss per share calculations.


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

Overview

         Lynx has been unprofitable since its inception and may incur substantial losses for the next several years, due primarily to the expansion of its research and development programs, including additional development of its MPSS technology. Lynx may generate revenues based on its agreements with collaborative partners as a result of achievement of the milestones defined in the agreements. However, there is no guarantee that the milestones will be achieved or that the technologies will be proven successful. Lynx does not anticipate that it will generate significant revenues and profits, if any, from the commercial sale of its products and services for several years, if not longer. There can be no assurance that Lynx will ever successfully develop and market any of its proposed products or that it will ever be able to achieve or sustain profitability.

         Lynx's business is subject to significant risks, including the risks inherent in its research and development efforts, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process, and possible competition from other products. The MPSS program is dependent upon the successful integration of independent technologies, each of which has its own development risks. In addition, Lynx's MPSS technology could face competition from the development of similarly efficient, or better, combinations of novel cloning and sequencing techniques. Even if Lynx's therapeutic compounds appear promising at an early stage of development, they may not reach the market for a number of reasons. Such reasons include but are not limited to the possibilities that the compounds are found to be toxic or ineffective during clinical trials, the failure to receive necessary regulatory approvals, the difficulty to manufacture on a large scale, or the inability to market a compound due to proprietary rights of third parties.

Results of Operations

Revenue

         Lynx had total revenues of approximately $1.3 million and $462,000 for the quarters ended June 30, 1997 and 1996, respectively. The 1997 revenue was comprised of approximately $1.2 million earned under collaborative agreements with corporate partners, $85,000 in product revenue and $13,000 earned under a government grant. The 1996 revenue was comprised of $375,000 earned under a collaborative agreement with a corporate partner and $87,000 earned from a government grant.

         Lynx had revenues of approximately $2.5 million and $954,000 in the six months ended June 30, 1997 and 1996, respectively. The 1997 revenue consisted of approximately $2.3 million in collaborative revenue, $85,000 in product revenue and $85,000 in grant revenue. The 1996 revenue was comprised of $750,000 in collaborative revenue and $204,000 earned from a government grant.

         Revenue will  continue to fluctuate  based on activity with current and
potential  corporate  partners,   achievement  of  milestones,   and  timing  of
government grant funding.

Operating Expenses

         Research and development expenses were $3.4 million and $2.9 million in the three months ended June 30, 1997 and 1996, respectively. For the six-month periods ending on June 30, 1997 and 1996, research and development expenses were $6.5 million and $5.3 million, respectively. The increases were due to the costs associated with increased levels of research and development personnel, and the amortization of deferred compensation recorded in conjunction with the Agreement of Merger between Lynx and its majority owned subsidiary, Spectragen, Inc. in November 1996. The increases were partially offset by reduced company-funded sponsored research. Lynx expects to incur substantial and increasing research and development expenses due to planned spending for ongoing research and development activities and new research applications.

         General and administrative expenses were $591,000 for the quarter ended June 30, 1997, compared to $628,000 for the quarter ended June 30, 1996. The decrease was due to lower outside professional fees, and slightly lower headcount-related expenses.

         General and administrative expenses were $1.0 million for the six months ended June 30, 1997, compared to $1.2 million for the six months ended June 30, 1996. The decrease was due to lower headcount-related expenses and to lower investor relations costs compared to 1996. Investor relations costs in 1996 reflected the costs of the reverse stock split. Lynx expects to continue to incur substantial administrative expenses in support of its research and development efforts.

Interest Income

         Interest income was $133,000 and $143,000 for the three months ended June 30, 1997 and 1996, respectively. For the six months ended June 30, 1997 and 1996, interest income was $304,000 and $330,000, respectively.

Liquidity and Capital Resources

         Net cash used in operating activities of approximately $6.1 million for the six months ended June 30, 1997 differs from the net loss for the same period primarily due to current period recognition of a portion of previously deferred revenue, offset in part by depreciation and amortization, and deferred compensation expense. Net cash provided by investing activities related to maturities of short-term investments partially offset by costs associated with purchases of capital equipment and the expansion of laboratory facilities. Lynx expects that future capital expenditures will be commensurate with growth in the employee base and the development of its MPSS and other technologies. At June 30, 1997, Lynx's cash and cash equivalents were $6.7 million.

         Lynx is currently utilizing its available funds to support development of its MPSS and other technologies, and to fund preclinical research and clinical trials. Pending such uses as described above, Lynx intends to invest its excess cash in short-term, investment grade, interest-bearing securities or certificates of deposit.

         Since commencing operations as an independent company, Lynx has obtained funding for its operations through sales of preferred and common stock to venture capital investors and collaborative partners, revenue from collaborative research and development arrangements, interest income, product sales, and government grants. The cost, timing and amount of funds required for specific uses by Lynx cannot be precisely determined at this time and will be based upon Lynx's progress in its research and development, the scope and results of preclinical research and clinical trials, the cost and timing of regulatory approvals, administrative and legal costs, the establishment of corporate collaborations and other arrangements, and the availability of alternate methods of financing. Lynx may receive additional collaborative research payments from its existing partners (Hoechst, Tanabe, Schwarz Pharma and BASF) and equity investments from Hoechst, subject to achieving the milestones set forth in the various agreements. Lynx may also seek to raise additional funding through the sale of its equity securities or through corporate collaborations and other arrangements with existing or potential corporate partners. There can be no assurance that any additional financing required by Lynx will be available or, if available, will be on terms favorable to Lynx. The failure to obtain such financing may cause the Company to seek other sources of capital or reevaluate its operating plans. Lynx believes that its current cash and cash equivalents and interest income thereon will enable it to maintain its current operations through the end of 1997.

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings

                      None

Item 2.           Changes in Securities

                      None

Item 3.           Defaults upon Senior Securities

                      None

Item 4.           Submission of Matters to a Vote of Security Holders

                  At the annual meeting of shareholders held May 13, 1997, shareholders voted on the following:


                  (1) Election of Directors:

                      Nominee                       For             Withheld
                      -------                       ---             --------

                      Sam Eletr                  1,942,842          133,610
                      Sydney Brenner             1,942,893           95,844
                      Kathleen D. La Porte       1,942,893           95,653
                      William K. Bowes           1,942,842           95,704
                      James C. Kitch             1,937,007          101,539
                      Craig C. Taylor            1,942,902           95,644

                  (2) Ratification of Selection of Independent Auditors:

                      For              Against           Non-Vote
                      ---              -------           --------

                      2,036,025           1,303            --

Item 5.           Other Information

                      None


Item 6.           Exhibits and Reports on Form 8-K.

                      a) Exhibits - The following document is filed as an Exhibit to this report:

                           Exhibit
                           Number                Description
                           -------               -----------

                           27.1                  Financial Data Table

                      b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                         LYNX THERAPEUTICS, INC.


                                            /s/   Sam Eletr
                                            ------------------------------------
                                            By:      Sam Eletr, Ph.D.
                                                     Chief Executive Officer and
                                                     Chairman of the Board
                                            Date:    August 12, 1997


                                            /s/  Edward C. Albini
                                            ------------------------------------
                                            By:      Edward C. Albini
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)
                                            Date:    August 12, 1997