Form 10-Q
period 1997-09-30
LYNX THERAPEUTICS INC
filed 1997-11-14
CIK 913275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


  X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
-----   EXCHANGE  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

                                                        OR

        TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
-----   EXCHANGE  ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO         .
                                                            --------  ----------


                         Commission File Number 0-22570


                             Lynx Therapeutics, Inc.
             (Exact name of registrant as specified in its charter)


              Delaware                                           94-3161073
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                            Identification No.)


        3832 Bay Center Place
               Hayward, CA                                         94545
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

The number of shares of Common Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock outstanding as of October 31, 1997, were: 5,889,853; 332,288; 123,299; and 40,000, respectively. The Series B,
Series C and Series D Preferred Stock are convertible into Common Stock on a ten-for-one basis. Information regarding the aggregate market value of the Registrant's voting stock is not included because there is currently no established public trading market for the Company's voting stock.


                                              Lynx Therapeutics, Inc.


                                                       INDEX



PART I            FINANCIAL INFORMATION                                                                        Page

Item 1.           Condensed Consolidated Balance Sheets - September 30, 1997
                      and December 31, 1996...............................................................        3

                  Condensed Consolidated Statements of Operations - three and nine months
                       ended September 30, 1997 and 1996..................................................        4

                  Condensed Consolidated Statements of Cash Flows - nine months
                      ended September 30, 1997 and 1996...................................................        5

                  Notes to Condensed Consolidated Financial Statements....................................        6

Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.......................................        7


PART II           OTHER INFORMATION

Item 1.           Legal Proceedings.......................................................................       10

Item 2.           Changes in Securities...................................................................       10


Item 3.           Defaults Upon Senior Securities.........................................................       10

Item 4.           Submission of Matters to a Vote of Security Holders.....................................       10

Item 5.           Other Information.......................................................................       10


Item 6.           Exhibits and Reports on Form 8-K........................................................       10

Signatures        ........................................................................................       11

                                  Page 2 of 17

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                             Lynx Therapeutics, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                      September 30, December 31,
                                                           1997         1996*
                                                          ----------------------
                                                        (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                               $  3,418    $ 12,109
   Short-term investments                                      --         1,973
   Accounts receivable                                          156         118
   Other current assets                                          98         158
                                                           --------------------
Total current assets                                          3,672      14,358

Property and equipment:
   Leasehold improvements                                     3,795       3,193
   Laboratory and other equipment                             3,434       2,976
                                                           --------------------
                                                              7,229       6,169
   Less accumulated depreciation and amortization            (3,254)     (2,290)
                                                           --------------------
Net property and equipment                                    3,975       3,879

Notes receivable from employees                                 199         175
                                                           --------------------
                                                           $  7,846    $ 18,412
                                                           ====================
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                        $    353    $    429
   Accrued compensation                                         240         394
   Accrued professional fees                                    117         169
   Deferred revenue from related parties - current            2,750       3,875
   Other accrued liabilities                                    570         373
                                                           --------------------
Total current liabilities                                     4,030       5,240

Deferred revenue from related parties - long-term               229       2,292
Other noncurrent liabilities                                    171         148

Stockholders' equity:
   Preferred stock                                           27,189      27,189
   Common stock                                              17,478      17,361
   Notes receivable from stockholders                          (460)       (210)
   Deferred compensation                                     (1,514)     (2,092)
   Unrealized gain on marketable securities                       1           3
   Accumulated deficit                                      (39,278)    (31,519)
                                                           --------------------
Total stockholders' equity                                    3,416      10,732
                                                           --------------------
                                                           $  7,846    $ 18,412
                                                           ====================

* The Balance Sheet amounts at December 31, 1996, have been derived from audited financial statements at that date but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.
                                                                    Page 3 of 17

                             Lynx Therapeutics, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                               Three Months Ended       Nine Months Ended
                                                 September 30,             September 30,
                                              -------------------------------------------
                                                 1997        1996       1997       1996
                                                 ----        ----       ----       ----

Net revenues:
   Revenues from collaborative arrangements
     with related parties                     $  1,124    $  7,875   $  3,411    $  8,625
   Other revenues                                  100          40        270         244
                                              -------------------------------------------
Total revenues                                   1,224       7,915      3,681       8,869

Operating  expenses:
   Research and development                      3,930       2,546     10,382       7,880
   General and administrative                      427         833      1,444       2,000
                                              -------------------------------------------
Total operating  expenses                        4,357       3,379     11,826       9,880
                                              -------------------------------------------

Income/(loss) from operations                   (3,133)      4,536     (8,145)     (1,011)

Interest income                                     82         132        386         462
                                              -------------------------------------------
Net income/(loss)                             $ (3,051)   $  4,668   $ (7,759)   $   (549)
                                              ===========================================

Net income/(loss) per share                   $  (0.95)   $   0.61   $  (2.44)   $  (0.23)
                                              ===========================================

Shares used in per share computation             3,208       7,700      3,184       2,339
                                              ===========================================

                             See accompanying notes.

                                                                    Page 4 of 17

                             Lynx Therapeutics, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                              --------------------
                                                                                 1997       1996
                                                                                 ----       ----
Cash flows from operating activities
Net loss                                                                      $ (7,759)   $   (549)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                 964         725
     Deferred compensation                                                         429          30
     Changes in operating assets and liabilities:
         Accounts receivable                                                       (38)     (3,952)
         Other current assets                                                       60         (79)
         Accounts payable                                                          (76)       (465)
         Accrued liabilities                                                        (9)        (24)
         Advance from collaborative partner                                       --            97
         Deferred revenue from related parties                                  (3,188)     (1,125)
         Other noncurrent liabilities                                               23          43
                                                                              --------------------
Net cash used in operating activities                                           (9,594)     (5,299)

Cash flows from investing activities
Purchases of short-term investments                                               --       (25,957)
Maturities of short-term investments                                             1,971      23,000
Purchases of property and equipment                                             (1,060)     (1,297)
Notes receivable from employees                                                   (274)        188
                                                                              --------------------
Net cash provided by/(used in) investing activities                                637      (4,066)

Cash flows from financing activities
Issuance of common stock                                                           266          47
                                                                              --------------------
Net cash provided by  financing activities                                         266          47
                                                                              --------------------

Net decrease in cash and cash equivalents                                       (8,691)     (9,318)
Cash and cash equivalents at beginning of period                                12,109      13,779
                                                                              --------------------
Cash and cash equivalents at end of period                                    $  3,418    $  4,461
                                                                              ====================

                             See accompanying notes.

                                  Page 5 of 17

                             Lynx Therapeutics, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997
                                   (Unaudited)


1.       Basis of presentation

         The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). Certain prior year amounts have been reclassified to conform with current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Commission rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements include all accounts of the Company and, in the opinion of management, contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim periods presented. The results of operations for the three and nine months ended September 30, 1997, are not necessarily indicative of the results for the full year.

         These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company's year ended December 31, 1996.

2.       Net loss per share

         Net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and convertible Preferred Stock are excluded from the computation as their effect is antidilutive. In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" ("EPS"). SFAS 128 requires that companies present two measures of earnings per share, basic and diluted. Basic earnings per share is computed by dividing income or loss applicable to common shareholders by the weighted-average number of common shares outstanding for the period, while diluted EPS reflects the potential dilution of securities that could share in the earnings of the company. SFAS 128 is effective for interim and annual periods ending after December 15, 1997. The Company does not believe the adoption of SFAS 128 will have a material impact on its loss per share calculations.

3.       Collaborative Arrangements

         The Technology Development and Services Agreement, dated October 2, 1995, between Lynx and Hoechst Marion Roussel, Inc. was amended on September 1, 1997. The amendment modifies the technology milestone included in the original agreement and extends the date by which such milestone must be achieved under the contract. If the subject milestone is not met by such date, then Hoechst may either terminate the agreement or extend the technology milestone date.

4.       Subsequent Event

         On October 1, 1997, Lynx closed a private placement of common stock at $10 per share, resulting in gross proceeds of $26.8 million. Proceeds of the financing will be used both to continue development of the Company's Massively Parallel Signature Sequencing technology and to build capacity for its early commercial uses.

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

Overview

         Lynx has developed a unique, proprietary technology for the analysis of DNA called Massively Parallel Signature Sequencing. Massively Parallel Signature Sequencing, the Company believes, is the only technology available today that can analyze and identify, simultaneously, very large numbers of DNA molecules or fragments from a single biological sample. Lynx's technology has several major applications and each of these can be applied to the genomes of man, pathogenic organisms, and commercially important plants and animals. These major applications include gene expression analysis, gene expression databases, genomic sequencing and high resolution genomic maps.

         In 1995, Lynx launched an internal biology-based drug discovery program to establish the concepts, strategies and techniques necessary for the identification of drug targets based on the analysis of differential gene expression. This program is ultimately designed to capitalize on the power of Massively Parallel Signature Sequencing, but in its early phase it is utilizing know-how and intermediate technologies currently resident within Lynx. The initial projects are centered on the medically important field of neurovascular diseases that are particularly well suited to analyses with the Company's gene sequencing and target discovery technologies.

         Lynx was originally formed in 1992 to target inappropriate gene expression in disease with synthetic DNA fragments designed to bind to, and functionally block, genes whose inappropriate expression could be correlated with disease. Lynx's early efforts in this area formed the foundation and understanding for the development of its new genetic technologies. The research efforts have resulted in a compound (LR-3280) for the prevention of coronary artery restenosis. The acute safety segment of its Phase II study on the LR-3280 has recently been completed. Certain follow-up measurements and analyses from the clinical trial are expected to be completed early next year. Two pharmaceutical companies have purchased the rights to market that compound and have also committed to bear the costs of its continued development.

         Lynx has been unprofitable since its inception and may incur substantial losses for the next several years, due primarily to the expansion of its research and development programs, including additional development of its Massively Parallel Signature Sequencing technology. Lynx may generate revenues based on its agreements with collaborative partners as a result of achievement of the milestones defined in the agreements. However, there is no guarantee that the milestones will be achieved or that the technologies will be proven successful. Lynx does not anticipate that it will generate significant revenues and profits, if any, from the commercial sale of its products and services for several years, if not longer. There can be no assurance that Lynx will ever successfully develop and market any of its proposed products or that it will ever be able to achieve or sustain profitability.

         Lynx's business is subject to significant risks, including the risks inherent in its research and development efforts, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process, and possible competition from other products. The Massively Parallel Signature Sequencing program is dependent upon the successful integration of independent technologies, each of which has its own development risks. In addition, the technology could face competition from the development of similarly efficient, or better, combinations of novel cloning and sequencing techniques. Lynx's therapeutic compounds may not reach the market for a number of reasons even if they appear promising at early stages of development. Such reasons include, but are not limited to, the possibilities that the compounds are found to be toxic or ineffective during clinical trials, the failure to receive necessary regulatory approvals, the difficulty to manufacture on a large scale, or the inability to market a compound due to proprietary rights of third parties.

Results of Operations

Revenue

         Lynx had total revenues of approximately $1.2 million and $7.9 million for the quarters ended September 30, 1997, and 1996, respectively. The 1997 revenue was comprised of approximately $1.1 million earned under collaborative agreements with corporate partners, $60,000 in product revenue and $40,000 earned under a government grant. The 1996 revenue was comprised of approximately $7.5 million in initial license fees under collaborative agreements with Tanabe Seiyaku Co., Ltd and Schwarz Pharma AG; $375,000 earned under a collaborative agreement with Hoechst Marion Roussel; and $40,000 from a government grant.

         Lynx had revenues of approximately $3.7 million and $8.9 million in the nine months ended September 30, 1997, and 1996, respectively. The 1997 revenue consisted of approximately $3.4 million in collaborative revenue, $145,000 in product revenue and $125,000 in grant revenue. The 1996 revenue was comprised of approximately $7.5 million in initial license fees, $1.1 million in collaborative revenue and $244,000 earned from a government grant.

         Revenue will  continue to fluctuate  based on activity with current and
potential  corporate  partners,   achievement  of  milestones,   and  timing  of
government grant funding.

Operating Expenses

         Research and development expenses were $3.9 million and $2.5 million in the three months ended September 30, 1997, and 1996, respectively. For the nine month periods ended September 30, 1997, and 1996, research and development expenses were approximately $10.4 million and $7.9 million, respectively. In both the three and nine month periods, the increases were primarily due to the costs associated with increased levels of research and development personnel, and the amortization of deferred compensation recorded in conjunction with the Agreement of Merger between Lynx and its majority owned subsidiary, Spectragen, Inc. Lynx expects its research and development expenses to increase due to planned spending for ongoing research and technology development activities and new applications.

         General and administrative expenses were approximately $427,000 for the quarter ended September 30, 1997, and $833,000 for the quarter ended September 30, 1996. The decrease was due to lower corporate development and legal expenses in the third quarter of 1997 as compared to the third quarter of 1996, which reflected the costs associated with the signing of two corporate collaborative agreements. General and administrative expenses were approximately $1.4 million for the nine months ended September 30, 1997, compared to approximately $2.0 million for the nine months ended September 30, 1996. As in the three-month period, the decrease was due to lower corporate development and legal expenses, as well as slightly lower headcount related expenses. Lynx expects to continue to incur substantial administrative expenses in support of its research and development efforts.

Interest Income

         Interest income was approximately $82,000 and $132,000 for the three months ended September 30, 1997, and 1996, respectively. For the nine months ended September 30, 1997, and 1996, interest income was approximately $386,000 and $462,000, respectively. The decrease was due to lower average cash balances in the three and nine-month periods in 1997 as compared to the same periods in 1996.

Liquidity and Capital Resources

         The net cash used in operating activities of approximately $9.6 million for the nine months ended September 30, 1997, differs from the net loss for the same period primarily due to current period recognition of a portion of previously deferred revenue, offset in part by depreciation and amortization, and deferred compensation expense. Net cash provided by investing activities resulted from maturities of short-term investments partially offset by costs associated with purchases of capital equipment and the expansion of laboratory facilities. Lynx expects that future capital expenditures will be commensurate with growth in the employee base and the development of its Massively Parallel Signature Sequencing and other technologies. At September 30, 1997, Lynx's cash and cash equivalents were approximately $3.4 million.

         On October 1, 1997, Lynx closed a private placement of common stock at $10 per share, resulting in gross proceeds of $26.8 million. Lynx plans to use the funds to continue development of its Massively Parallel Signature Sequencing technology and to build capacity for its early commercial uses. Pending such uses as described above, Lynx intends to invest its excess cash in short-term, investment grade, interest-bearing securities or certificates of deposit.

         Since commencing operations as an independent company, Lynx has obtained funding for its operations through sales of preferred and common stock to venture capital investors, institutional investors, and collaborative partners; revenue from collaborative research and development arrangements; interest income; product sales; and government grants. The cost, timing and amount of funds required for specific uses by Lynx cannot be precisely determined at this time and will be based upon Lynx's progress in its research and development, the scope and results of preclinical research and clinical trials, the cost and timing of regulatory approvals, administrative and legal costs, the establishment of corporate collaborations and other arrangements, and the availability of alternate methods of financing.

         Lynx expects to incur substantial and increasing research and development expenses and intends to seek additional financing, as needed, through debt or equity offerings and from collaborative research and development agreements with corporate partners. There can be no assurance that any additional financing required by Lynx will be available or, if available, will be on terms favorable to Lynx. The Company believes that, at current spending levels, its existing capital resources and interest income thereon will enable it to maintain its current and planned operations through mid 1999.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

             None

Item 2.  Changes in Securities

             None

Item 3.  Defaults upon Senior Securities

             None

Item 4.  Submission of Matters to a Vote of Security Holders

             None

Item 5.  Other Information

             None

Item 6.  Exhibits and Reports on Form 8-K.

           a) Exhibits - The following documents are filed as Exhibits to this report:

              Exhibit
              Number     Description
              ------     -----------
              10.32      First Amendment to Technology Development and Services
                         Agreement, dated September 1, 1997, between the Company and Hoechst Aktiengesellschaft and its Subsidiary, Hoechst Marion Roussel.**

              27.1       Financial Data Schedule

           b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.


**Portions of this agreement have been deleted pursuant to our request for confidential treatment.

                                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        LYNX THERAPEUTICS, INC.


                                        /s/   Sam Eletr
                                        ------------------------------------
                                        By:      Sam Eletr, Ph.D.
                                                 Chief Executive Officer and
                                                 Chairman of the Board
                                        Date:    November 14, 1997


                                        /s/  Edward C. Albini
                                        ------------------------------------
                                        By:      Edward C. Albini
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)
                                        Date:    November 14, 1997