Form 10-K405
period 1997-12-31
LYNX THERAPEUTICS INC
filed 1998-03-30
CIK 913275

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended                      December 31, 1997
                    ------------------------------------------------------------

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

Securities registered pursuant to Section 12(g) of the Act:
                                                   Common Stock, $.001 Par Value


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The number of shares of common stock, Series B preferred stock, Series C preferred stock and Series D preferred stock of the Registrant outstanding as of February 28, 1998, was 5,940,269, 332,288, 123,299 and 40,000, respectively.
The Series B, Series C and Series D preferred stock are convertible into common stock on a ten-for-one basis. The aggregate market value of the common stock of the Registrant held by non-affiliates as of February 28, 1998 was $49,777,060.

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

         Lynx has spent the last several years developing unique, proprietary massively parallel cloning, arraying, and sequencing technologies designed to enable the simultaneous identification and analysis of all (or nearly all) the DNA molecules or fragments in a single biological sample. Lynx has recently demonstrated that these technologies can be reduced to practice, which should enable the Company to derive revenue from their uses. At the same time, the Company's business model continues to evolve as Lynx identifies new applications for its technologies and evaluates alternative approaches to their potential commercialization.

         Lynx initially proposed to exploit its technologies in two ways. First, in the short term, by selling access to its technologies, i.e., by analyzing biological samples, and then, later, by selling access to databases to pharmaceutical and biotechnology companies. The Company now believes that the range of genetic and genomic information its technologies can access may be too broad to be addressed simultaneously by the Company alone, even if it is successful in funding these efforts with the expected revenue from contract analyses. Consequently, the Company is currently evaluating whether it should seek alliances with other genomic, pharmaceutical, and biotechnology companies whose complementary expertises may enable earlier and more efficient exploitation of Lynx's technologies.

         Pharmaceutical companies recognized early the potential of Lynx's technologies. As a result, the Company was able to enter into agreements involving access to its technologies with Hoechst AG and Hoechst Marion Roussel (collectively referred to as "Hoechst") and BASF AG ("BASF").

INDUSTRY BACKGROUND

Genomics

         A human consists of many trillions of cells. The nucleus of each cell contains the same DNA material comprising the same set of genes. This full complement of genes that is present in each cell is referred to as the "genome." The many different types of cells in a single human differ not in their genomes but in which genes of the genome are active or expressed (i.e., transcribed into messenger RNA molecules which are in turn translated into specific protein molecules) in order to meet the requirements of that particular cell and its function. Proteins play a central role in nearly every aspect of human metabolism and physiology. Most human diseases result from the inappropriate performance of specific protein molecules or their production. Most drugs today are either compounds designed to interact with proteins, or are proteins themselves (such as insulin). Proteins are difficult to purify and analyze, but it is possible to access their composition (amino acid sequences) by analyzing the genetic code (base sequence) of the genes that specify them. Advances in techniques for analyzing gene sequences to discover new gene products and understand gene function, have generated expectations that more effective therapies could result from finding the genes or the messenger RNAs responsible for disease.

DNA Composition (Sequence)

         The DNA material that makes up the genome contains within its composition the coded information for life's functions. DNA molecules (or DNA fragments) are double stranded long chains made up of very large numbers of building blocks, called nucleotides, strung together. There are only four such nucleotides commonly referred to as the four bases, adenine ("A"), guanine ("G"), cytosine ("C"), or thymine ("T"). The single most important determinant of a particular DNA molecule or fragment is the sequence of bases that make up the chains. Analyzing such a molecule or fragment for the specific sequence of As, Gs, Cs and Ts that make it up, is called sequencing.

Gene Expression

         The process of converting the genetic information encoded in the double-stranded DNA of a gene into messenger or mRNA (transcription) and subsequently into a specific protein molecule (translation) is referred to as "gene expression." At any one time, the transcribing and translating machinery of any particular human cell expresses some tens of thousands of genes (out of some 100,000 total genes in the human genome). Each mRNA type will be present at different copy numbers (abundances) depending upon the particular cell, its function, and its environmental conditions at the time. A cell will thus contain, at any one time, perhaps as many as one million mRNA molecules of tens of thousands of different types.

Regulation of Gene Expression

         The regulation of gene expression is highly complex, differing not only between the various cell types within the organism, but also differing within each cell during growth, development and aging, as well as during the organism's response to various stimuli from the environment. Higher organisms, such as humans, include in their makeup genetically programmed responses (to intrinsic and extrinsic stimulations or insults) that have evolved to protect them from injury. These protective responses require, in turn, biochemical sensors (such as receptors) that are coupled to the cellular mechanisms controlling gene expression through changes in the amounts of specific mRNA molecules within the cell.

Disease

         Many diseases spring from a failure of the host's genetically programmed, protective response to an insult such as trauma, infection, stress, or an inherited mutant gene. That failure may mean that the insult is followed by inadequate, misguided, or exaggerated gene expression(s). These then unfold a complex pathogenic process which may resolve itself, linger chronically, or evolve with increasingly destructive effects in a manner quite removed from, and even independent of, the original insult.

The Genome and the Search for Therapeutics

         Genomic approaches to therapeutics begin with a search for genes connected to the origin of disease, or for genes whose expression differentiates diseased cells from healthy ones. In either case the searches are laborious and involve a very large amount of DNA sequencing to identify genes or gene fragments. Still, laborious as it is to obtain, this knowledge of genes is a first step only. While it does set the stage for understanding either the predispositions to a disease or its eventual characteristics, and thus paves the way for the development of better diagnostics, it doesn't necessarily lead to a therapy. For example, while a particular gene, or absence of a gene, may predispose to a cancer, the full-blown tumor and its metastases are likely governed by entirely different genes. Hence, the more recent realization is that in addition to understanding disease causes, it is equally important, if not more so, to understand gene function in both health and disease in order to identify the optimal target for therapy.

Gene Function and Gene Expression

         Elucidation of gene function is not simply a matter of looking up which genes are expressed in a healthy or diseased tissue. One needs to understand which of the altered gene expressions are causative and which are consequences. Ideally, one would want to follow the full gene expression of a cell or tissue all along the evolution of a disease, from the healthy state to the point when therapy would begin. One would then also want to apply specific and successive biological and/or chemical modulations of specific gene expressions in order to gain insight into cause and effect. This is obviously not practical, or even possible, in human disease. And, while theoretically possible in in-vitro or in-vivo model systems, it is not practical, or cost effective, because of the limitations of current technologies. At this time, only the most abundantly expressed genes (the top 3% to 5% amongst the 10,000 to 30,000 expressed in any one sample) are accessible using current gene identification technologies. Also, because the latter are all dependent on separating and cloning double stranded copies of each individual mRNA (cDNA) prior to analysis, the process is quite cumbersome and onerous.

LYNX'S MASSIVELY PARALLEL TECHNOLOGIES

         Lynx's novel, proprietary technologies are designed to identify hundreds of thousands, perhaps even a million or more, fragments of DNA simultaneously from a single sample preparation. The Company is presently testing three prototype instruments, each potentially capable of analyzing one such sample per week. Second generation instruments, of which two have been built and eight are under construction, are designed eventually to analyze each up to eight samples simultaneously in less than three days. This contrasts dramatically with instruments based on current technology that can only analyze several dozen individually prepared fragments in an instrument run.

         Massively Parallel Solid Phase Cloning. Central to Lynx's proprietary technologies is the ability to amplify, simultaneously, a million or more DNA molecules or fragments present in a given sample, and then to direct and bind the amplified copies of each fragment to one of a million or more beads. These bead libraries enable a number of previously unavailable analyses. They can be probed to count the number of beads that carry a particular sequence, thereby determining the number of copies of that sequence that were present in the original sample. They can be compared to one another in competitive hybridization experiments and then sorted to isolate those beads that carry genes equally, or differentially, expressed in both samples. They can also be arrayed and immobilized in a reaction cell where they are all subjected simultaneously to biochemical processes designed to probe for various pieces of information.

         Massively Parallel Hybridization Arrays or "Chips." Unlike arrays, or gene chips, constructed with other technologies, arrays constructed with Lynx beads can include any gene, from any species, whether already known or not. With Lynx technologies, it is possible to construct an array or chip that includes any identifiable subset, or all, of the genes involved in a particular disease or disease model. Genes arrayed in a Lynx device are identified after isolation, cloning, and arraying, using a biochemical process proprietary to Lynx.

         Massively Parallel Sequencing. In this proprietary process, the DNA fragments bound to each bead are probed to determine the bases at the free ends of the fragments. The process is then applied repetitively to determine the sequence carried by each bead. Because DNA is made up of four types of bases, a sequence of 24 is sufficiently long to uniquely identify the fragments and thus to provide unique "signatures" for the fragments, thereby characterizing the genes or sequences that make up the array.

         Utilizing these massively parallel technologies, Lynx expects eventually to probe for genetic and genomic information in a much more efficient manner than allowed by current sequencing technology. Lynx eventually expects to be able to obtain over a million signatures with only one sample preparation, and one machine run (a few days). In contrast, one commercial DNA sequencing instrument from the current market leader will yield at best a thousand or so signatures from several runs in the same time interval, provided, however, that the thousand samples are prepared individually beforehand. The savings in sample preparation, the lower number of runs, and the savings in the use of reagents due to the massive parallelism should translate into significant economic advantages. The cost of sequencing a base utilizing Lynx's technology is expected to be significantly lower than using conventional technology.

TECHNICAL APPLICATIONS OF LYNX'S MASSIVELY PARALLEL TECHNOLOGIES

         Lynx technologies have a number of major applications and each of these can be applied to the genomes of man, pathogenic organisms and commercially important plants and animals.

         Gene Expression Analysis. Cells in the human body contain the same set of 100,000 or so genes. However, in any given cell, only an estimated 10,000-30,000 may be active, or expressed, at any given time. Gene expression varies, not only as a function of different cell types, but also as a result of disease. Thus, by examining the levels and changes of gene expression during a disease process, or as a result of experimental treatments, pharmaceutical companies can better identify new targets for drug screening. In addition, gene expression analysis can be applied to pathogenic organisms to help determine the genes that cause virulence or antibiotic resistance. Lynx's technologies are expected to enable more rapid, and deeper, analyses of gene expression than is currently possible, capturing in these analyses genes that are rarely expressed and hence are missed when conventional technologies are used. This is because with conventional technology one must, after amplifying the genetic messages in a sample, sort them out and separate them to sequence them. Since the separation procedures favor the most abundant messages, i.e. those present in high copy numbers, it is very difficult to detect the less abundant messages. This means that conventional technology will miss detecting genes expressed at lower levels. But such genes are believed responsible for many important control functions in a cell and, as a consequence, they may represent important drug targets. Since Lynx's technologies associate each copy of an expressed gene to a particular bead, only very rarely expressed genes may, on occasion, be missed. Since each copy of a gene is associated with a bead, the levels of gene expression are readily quantified: the more abundantly expressed genes will occupy proportionately more beads than genes expressed at lower levels.

         High Resolution Genomic Maps. Another application of Lynx's technologies is the construction of high resolution maps of the human and other genomes. Genomic maps are used by researchers in academic institutions and companies undertaking positional cloning studies to find genes that cause specific diseases. Currently available maps have resolutions on the order of hundreds of thousands of bases (i.e., identifiable markers, spaced with 100,000 or more DNA bases between them). Newer maps are under development in industry and academia that will have resolutions of 50,000.

         Lynx's technologies can, in principle, efficiently analyze any genome for a particular subset of signatures and also construct a physical map of these at the same time. For example, a 1 kilobase resolution map (1 signature every 1,000 bases) of the entire human genome could be derived by determining 12 million signatures and mapping them. Lynx believes that its technologies can be used to make maps with a resolution of about 500 to 1,000 bases with a manageable number of runs once such runs are able to routinely process 500,000 signatures.

         Such high-resolution maps should have wide utility. First, all human DNA sequence databases could be examined for the presence of these signatures, and any fragment containing a known signature sequence could instantly be placed on the map. This should also apply to the gene expression signatures described earlier, and should allow the production of expression maps for the entire human genome well in advance of determining the entire genome sequence or, for that matter, the sequences of all cDNAs.

         The possession of such maps, together with the capacity for the technology to handle large numbers of DNA fragments in parallel, should have profound implications for human genetics. First, positional cloning of genes located by genetic mapping techniques in family studies could be carried out very easily without the need to perform large amounts of sequencing to identify candidate genes. For example, there may already be cDNAs located by their signatures in the region. In addition, the signatures themselves can be used as Polymerase Chain Reaction ("PCR") primer pairs to amplify selected regions, thus bypassing the laborious screening of libraries of cloned DNA fragments.

         Maps could be constructed for the mouse or rat in the same way, and the signature data bases could be cross-referenced simply through the known genetic concordance of the human with rodent genomes. The cross-referencing could be extended to the genomes of other mammals of economic importance such as the pig or the cow.

         Maps could also be constructed for economically important crops such as wheat, corn, and rice, thus allowing plant geneticists much more efficient studies and manipulations of these very large genomes.

OTHER LYNX PROGRAMS

Biology-based Target Discovery Programs

         In 1995, the Company launched a program to establish the concepts, strategies and techniques necessary for the identification of drug targets based on the analysis of differential gene expression. This program was designed to capitalize eventually on the power of the Company's massively parallel technologies but, in its early phase, was built on know-how and intermediate technologies currently resident within Lynx. These include existing differential molecular techniques, as well as hybridization-based techniques for the analysis of specific disease paradigms. The initial projects were centered on the medically important field of neurovascular diseases, in areas for which good in vitro and in vivo models exist, and that are particularly well suited to analyses with the Company's technologies.

         Early results from these programs formed one of the bases for the biotechnology joint venture company formed in partnership with BASF, and called BASF-LYNX Bioscience AG.

Therapeutic Program

         Lynx was originally formed in 1992 to target inappropriate gene expression in disease with synthetic DNA fragments designed to bind to, and functionally block, genes whose inappropriate expression could be correlated with disease. Lynx's early efforts in this area formed the foundation and understanding for the development of its massively parallel technologies. The research efforts have resulted in a compound ("LR-3280") for the prevention of coronary artery restenosis. The acute safety segment of its Phase II study on LR-3280 has recently been completed. Certain follow-up measurements and analyses from the clinical trial are expected to be completed during the next quarter. Two pharmaceutical companies, Schwarz Pharma AG ("Schwarz") and Tanabe Seiyaku Co., Ltd. ("Tanabe"), have purchased the rights to market the compound and have also committed to bear the costs of its continued clinical development.

         In March 1998, Lynx sold its portfolio of phosphorothioate antisense patents and licenses (which includes LR-3280), and its therapeutic oligonucleotide manufacturing facility, to Inex Pharmaceuticals Corporation ("Inex") of Vancouver, Canada. Lynx received $3 million in cash and will receive
1.2  million  shares of Inex  common  stock  and  royalties  on future  sales of phosphorothioate antisense products. In addition, Lynx has agreed to a royalty-bearing license to Inex for its phosphoroamidate chemistry for certain therapeutic applications in the fields of cancer and inflammation that will be defined later.

         Under the agreement, Inex will assume responsibility of manufacturing LR-3280 for Schwarz and Tanabe. Lynx retains the right to collect, if and when earned, the next milestone payments, totaling $7 million, under the Schwarz and Tanabe agreements, as well as 50% of all future milestone payments and gross profits associated with the success in the development and sale of the compound.

Corporate Collaborations

     o In October 1996, Lynx entered into two agreements with BASF AG aimed at exploiting Lynx's proprietary massively parallel technologies. The first agreement commits the two companies to form a new biotechnology Joint Venture ("JV") called BASF-LYNX Bioscience AG in Heidelberg, Germany, which will be governed by a detailed operating agreement developed jointly between the Company and BASF. Initial ownership of the JV will be split 51%-49% between BASF and Lynx, respectively. Under the sponsorship of BASF and Lynx the JV will be focused primarily on the identification of novel drug targets in certain central nervous system diseases. BASF will provide research funding of up to 50 million DM (approximately $27 million at current exchange rates) over a five year period, as well as access to certain of its technologies, and Lynx will provide access to its massively parallel technologies for use in the JV's research programs.

         The second agreement is a service agreement which provides BASF access to Lynx's massively parallel technologies for its own internal and proprietary research, independent of the JV's objectives. For access to this service, which commits Lynx to provide BASF with a certain number of analyses per year, BASF paid Lynx an access fee of $5.5 million on execution of the agreement. Also, upon the achievement of a certain milestone, BASF agreed to pay an additional fee of $5.5 million and a subscription fee of $4 million for each year of a two-year subscription period for the analyses.

         o In October 1995, Lynx entered into an agreement with Hoechst, which provides Hoechst with access to Lynx's massively parallel technologies. Under the terms of the agreement, Hoechst paid Lynx an access fee of $3 million on execution of the agreement, and upon the achievement of a certain milestone, agreed to pay an additional fee of $8 million and a subscription fee of $4 million for a one year subscription under the agreement. In return, Lynx will provide Hoechst with a certain number of analyses per year. This agreement allows for no more than two additional companies to access this technology for a specified period. In addition, the Company received $5 million in November 1995, relating to the closing of a private placement offering to Hoechst of 40,000 shares of its Series D preferred stock at $125.00 per share.

         In September 1997, the agreement between Hoechst and Lynx was amended. The amendment modified the technology milestone included in the original agreement and extended the date by which such milestone must be achieved under the contract. If the subject milestone is not met by such date, then Hoechst may either terminate the agreement or extend the technology milestone date.

Research and Development Expenditures

         Lynx has devoted its efforts primarily to research and development. Research and development expenses were $14.2 million for the year ended December 31, 1997, $12.5 million for the year ended December 31, 1996 and $11.3 million for the year ended December 31, 1995.

Scientific Advisors

         The following are Lynx's principal scientific advisors:

         Sydney Brenner, M.B., D. Phil. Director and President of The Molecular Sciences Institute, a non-profit research institute in Berkeley, California. Until his retirement in 1996, Dr. Brenner was Honorary Professor of Genetic
Medicine, University of Cambridge School of Clinical Medicine, Cambridge, England. Dr. Brenner is known for his work on the genetic code and information transfer from genes to proteins, and for his pioneering research on the genetics and development of the nematode. Dr. Brenner is a Fellow of the Royal Society
(1955) and a Foreign Associate of the U.S. National Academy of Sciences (1977) and has received numerous awards of recognition, including the Albert Lasker Medical Research Award (1991), the Genetics Society of America Medal (1987), and the Kyoto Prize (1990).

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

         Peter H. Seeburg, Ph.D., D.Sc. Professor, University of Heidelberg, Germany. Dr. Seeburg is an internationally recognized pioneer in molecular biology who developed several essential molecular biological techniques and was the sixth most cited scientific author of the 1980's. He was also a principal scientist in the early phase of Genentech, Inc. In recent years, Dr. Seeburg has made seminal discoveries in molecular neuroscience. In 1996, he assumed the directorship of the department of Molecular Neurobiology at Max Planck Institute of Heidelberg.

         Paul F. Worley, M.D. Associate Professor, Department of Neuroscience and Neurology at Johns Hopkins University Medical School. Dr. Worley, a neurologist and molecular biologist, is a pioneer in applying differential cloning techniques to understand the molecular basis of neuronal plasticity.

Employees

         As of December 31, 1997, Lynx employed 73 full-time employees, of which 59 were engaged in research and development activities and 14 in finance and administrative activities. Lynx believes that it has been successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intense. None of Lynx's employees are covered by collective bargaining agreements, and management considers relations with its employees to be good.

Business Risks

         Technology Uncertainty and Product Development Risk. The Company's strategy of using its massively parallel technologies for gene sequencing for the purpose of rapidly identifying genes, defining and characterizing gene function, and enabling high-resolution genomic mapping is unproven. While certain other companies have similar technology or have adopted a similar strategy, the application of these technologies and strategies is in too early a stage to determine whether it can be successfully implemented. These technologies are new and unproven approaches and are based on the assumption that information about gene expression and gene sequences may enable scientists to understand better complex disease processes. Generally, there is limited understanding of the roles of genes in these diseases, and relatively few therapeutic products based on gene discoveries have been developed and commercialized. There can be no assurance that the Company's technologies will enable it or its strategic partners to identify genes, drug targets and drug leads useful for the discovery and development of therapeutic and diagnostic products. To date, no drug targets or drug leads have been identified based on the Company's technologies, and the Company has not commercialized any therapeutic or diagnostic products either alone or in conjunction with its strategic partners.

         The Company's genomic database subscription business and the use of its products to assist in and improve the efficiency of the traditional drug discovery process is in too early a stage to determine whether it can be successful. There can be no assurance that companies will accept the usefulness of the Company's products and related services. In addition, the Company has limited experience in providing software-based database products or services. The Company's ability to achieve profitability depends on attracting customers for its database and sequencing products and services. The nature of the Company's products and services are such that there is a limited number of large pharmaceutical companies that are potential customers for such products and services, two of which have signed agreements with the Company to date. There can be no assurance that any of the Company's product development efforts will be successfully completed or that the Company's products will gain market acceptance.

         Early Stage of Development; Limited Operating History; Profitability Uncertainty. Lynx is at an early stage of development and must be evaluated in light of the uncertainties and complications present in an early stage genomics company. All of Lynx's products and services are in research or development, and have not generated significant revenues. The massively parallel technologies are in the development stage and are dependent upon the successful integration of independent technologies, each of which has its own development risks. The development of the Company's technologies and their application to the discovery of genes, genomic mapping, drug targets and drug leads will require significant additional research and development and investment, including testing to further validate performance and demonstrate cost effectiveness. There can be no assurance that the Company's technologies will continue to be successfully developed, or that any therapeutic or diagnostic products discovered or developed through their utilization will prove to be commercially useful, meet applicable regulatory standards in a timely manner or at all, compete with other technologies and products, avoid infringing the proprietary rights of others, be manufactured in sufficient quantities or at reasonable costs or be marketed successfully. The Company may that it will be a number of years, if ever, before the Company will recognize revenue from therapeutic or diagnostic product sales or royalties. There can be no assurance that these technologies will be successfully developed or, if they are, that they can be integrated successfully.

         The Company has a limited history of operations and has experienced significant operating losses since its inception in 1992, including net losses of approximately $10.8 million during the year ended December 31, 1997. The Company had an accumulated deficit of approximately $42.3 million through December 31, 1997. The Company expects to incur additional losses for at least the next several years and that such losses may increase as the Company expands its research and development activities. The Company's losses to date have resulted principally from costs incurred in research and development and from general and administrative costs associated with the Company's operations. To date, substantially all of the Company's revenues have been derived from payments from strategic alliances and licensing arrangements, and the Company expects that substantially all of its revenues for the foreseeable future will result from payments from strategic alliances and licensing arrangements and interest income. There can be no assurance that the Company will receive additional revenues under existing strategic alliances or that the Company will be successful in entering into any new strategic alliance that results in revenues. The Company's ability to generate revenues and achieve profitability is dependent in large part on the Company's ability to enter into additional strategic alliances, and on the ability of the Company and its strategic partners to discover genes and drug targets associated with particular diseases and, thereafter, utilize such discoveries to identify drug leads, develop therapeutic and diagnostic products, conduct preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture, introduce and market such products. In addition, to the extent that the Company relies upon others for these research, development and commercialization activities, the Company's ability to achieve profitability will be dependent in part upon the success of such outside parties. The time required to reach profitability is highly uncertain and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all. Failure to achieve significant revenue or profitability would have a material adverse effect on the Company's business, financial condition and results of operations.

         Intense Competition; Rapid Technological Change. There are a finite number of genes in the human genome. The race amongst competitors in the genomics field is not just to identify these genes by their sequences, but also to determine gene function, particularly gene function in disease. Competition among entities attempting to identify genes associated with specific diseases and to develop products based on such discoveries is intense. Even when all genes are known, and their sequences determined, the hunt for functional information in the wide variety of diseases and disease conditions will continue, and characterization of genes (by their sequences) in various samples will still be needed. While Lynx believes that it contributes a uniquely efficient gene analysis technique to that hunt, other companies have substantially greater research and product development capabilities and financial, scientific, and marketing resources than the Company.

         The Company faces, and will continue to face, competition from pharmaceutical, biotechnology and diagnostic companies, academic and research institutions and government agencies, both in the United States and abroad. Several entities are attempting to identify and patent randomly sequenced genes and gene fragments, while others are pursuing a gene identification, characterization and product development strategy based on positional cloning. The Company is aware that certain entities are utilizing a variety of different gene expression analysis methodologies, including the use of chip-based systems, to attempt to identify disease-related genes. In addition, numerous pharmaceutical companies are developing genomic research programs, either alone or in partnership with the Company's competitors. Competition among such entities is intense and is expected to increase. In order to compete against existing and future technologies, the Company will need to demonstrate to potential customers that its technologies and capabilities are superior to competing technologies.

         Many of the Company's competitors have substantially greater capital resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than the Company. These competitors may discover, characterize or develop important genes, drug targets or drug leads in advance of Lynx which could have a material adverse effect on any similar Lynx program. Moreover, there can be no assurance that the Company's competitors will not obtain patent protection or other intellectual property rights that would limit the Company's or its strategic partners' ability to use the Company's high resolution genomic mapping technologies or drug discovery technologies or commercialize therapeutic or diagnostic products, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company also faces competition from these and other entities in gaining access to relevant samples used in its discovery programs.

         While Lynx, at this time, is not aware of technologies equivalent or superior to its massively parallel technologies, there are other companies that provide data or access to data similar to that which Lynx intends to offer. There can be no assurance that research and development efforts by others will not render any of the Company's potential products and services noncompetitive.

         Future competition will come from existing competitors as well as other companies seeking to develop new technologies for drug discovery based on gene sequencing, gene expression analysis, bioinformatics and related technologies. In addition, certain pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet such needs. Genomic technologies have undergone and are expected to continue to undergo rapid and significant change. The Company's future success will depend in large part on its maintaining a competitive position in the genomics field. Rapid technological development by the Company or others may result in products or technologies becoming obsolete before the Company recovers the expenses it incurs in connection with their development. Products offered by the Company could be made obsolete by less expensive or more effective drug target and drug lead technologies, including technologies which may be unrelated to genomics. There can be no assurance that the Company will be able to make the enhancements to its technologies necessary to compete successfully with newly emerging technologies.

         Patents and Proprietary Rights; Third Party Rights. Lynx's success will depend on its ability to obtain patents for its technologies and products, maintain trade secrets and operate without infringing on the proprietary rights of others, both in the United States and in other countries. Patent matters in biotechnology are highly uncertain and involve complex legal and factual questions. Accordingly, the availability of and breadth of claims allowed in biotechnology and pharmaceutical patents cannot be predicted. Lynx has filed and will continue to file applications, as appropriate, for patents covering both its products and processes and has licensed a number of patents and patent applications covering certain of its technologies, processes and compounds. No assurance can be given that patents will issue from any of the pending applications or that, if patents do issue, the claims allowed will be sufficiently broad to protect Lynx's technologies. In addition, patent law relating to the scope of claims in the technology field in which the Company operates is still evolving. The degree of future protection for the Company's proprietary rights, therefore, is uncertain. Furthermore, there can be no assurance that others will not independently develop similar or alternative technologies, duplicate any of the Company's technologies, or, if patents are licensed or issued to the Company, design around the patented technologies licensed to or developed by the Company. In addition, the Company could incur substantial costs in litigation if it is required to defend itself in patent suits brought by third parties or if it initiates such suits.

         The Company is aware of a number of United States patents and patent applications and corresponding foreign patents and patent applications owned by third parties relating to the analysis of gene expression or the manufacture and use of DNA chips. There can be no assurance that these or other technologies will not provide third parties with competitive advantages over the Company and will not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, certain third party patent applications contain broad claims, and it is not possible to determine whether or not such claims will be narrowed during prosecution and/or will be allowed and issued as patents, even if such claims appear to cover the prior art or have other defects. There can be no assurance that an owner or licensee of a patent in the field will not threaten or file an infringement action or that the Company would prevail in any such action. There can be no assurance that the cost of defending an infringement action would not be substantial and would not have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that any required licenses would be made available on commercially viable terms, if at all. Failure to obtain any required license could prevent the Company from utilizing or commercializing one or more of its technologies and could have a material adverse effect on the Company's business, financial condition and results of operations.

         In general, the Company intends to continue to apply for patent protection for methods relating to gene expression and to apply for patent protection for the individual disease genes and drug targets it discovers. Such patents may include claims relating to novel genes and gene fragments and to novel uses for known genes or gene fragments identified through its discovery programs. There can be no assurance that the Company will be able to obtain meaningful patent protection for its discoveries; even if patents are issued, the scope of the coverage or protection afforded thereby is uncertain. Failure to secure such meaningful patent protection could have a material adverse effect on the Company's business, financial condition and results of operations.

         Several groups are attempting to identify and patent gene fragments and full-length genes, the functions of which have not been characterized, as well as fully characterized genes. There is substantial uncertainty regarding the possible patent protection for gene fragments or genes without known function or correlation with specific diseases. To the extent any patents issue to other parties on such partial or full-length genes, the risk increases that the potential products and processes of the Company or its strategic partners may give rise to claims of patent infringement. The public availability of partial or full sequence information or the existence of patent applications related thereto, even if not accompanied by relevant function or disease association, prior to the time the Company applies for patent protection on a corresponding gene could adversely affect the Company's ability to obtain patent protection with respect to such gene or related expression patterns. Furthermore, others may have filed, and in the future are likely to file, patent applications covering genes or gene products that are similar or identical to any for which the Company may seek patent protection. No assurance can be given that any such patent application will not have priority over patent applications filed by the Company. Any legal action against the Company or its strategic partners claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting the Company to potential liability for damages, require the Company or its strategic partners to obtain a license in order to continue to manufacture or market the affected products and processes. There can be no assurance that the Company or its strategic partners would prevail in any such action or that any license required under any such patent would be made available on commercially acceptable terms, if at all. The Company believes that there is likely to be significant litigation in the industry regarding patent and other intellectual property rights. If the Company becomes involved in such litigation, it could consume a substantial portion of the Company's managerial and financial resources and have a material adverse effect on the Company's business, financial condition and results of operations.

         Enactment of legislation implementing the General Agreement on Tariffs and Trade has resulted in certain changes to United States patent laws that became effective on June 8, 1995. Most notably, the term of patent protection for patent applications filed on or after June 8, 1995 is no longer a period of 17 years from the date of grant. The new term of United States patents will commence on the date of issuance and terminate 20 years from the earliest effective filing date of the application. Because the time from filing to issuance of biotechnology patent applications is often more than three years, a 20-year term from the effective date of filing may result in a substantially shortened period of patent protection which may adversely affect the Company's patent position. If this change results in a shorter period of patent coverage, the Company's business could be adversely affected to the extent that the duration and level of the royalties it is entitled to receive from its strategic partners are based on the existence of a valid patent covering the product subject to the royalty obligation.

         Lynx also relies on trade secrets and proprietary know-how, which it seeks to protect in part by confidentiality agreements with its collaborators, employees and consultants. There can be no assurance that these agreements will not be breached, that Lynx would have adequate remedies for any breach or that its trade secrets will not otherwise become known or be independently developed by competitors. To the extent that the Company or its consultants or research collaborators use intellectual property owned by others in their work for the Company, disputes may also arise as to the rights in related or resulting know-how and inventions.

         Need to Establish Collaborative Relationships; Dependence on Partners. Lynx's business strategy includes entering into subscription arrangements, strategic alliances or licensing arrangements with corporate partners, primarily pharmaceutical, biotechnology and genomic companies, relating to the development and commercialization of certain of its potential technologies, databases and products. There can be no assurance that Lynx will be able to negotiate attractive collaborative arrangements or that such collaborations will be available to Lynx on acceptable terms so that any such relationships, once established, will be scientifically or commercially successful. Lynx currently has two corporate agreements for its massively parallel DNA cloning and sequencing technologies, with Hoechst and BASF.

         There can be no assurance that Hoechst or BASF or any other future collaborator will not pursue their existing or alternative technologies in preference to those being developed in collaboration with the Company. Furthermore, there can be no assurance that the Company will be able to negotiate additional collaborative arrangements on acceptable terms, if at all, or that such collaborations will be successful. To the extent that the Company chooses not to or is unable to establish such arrangements, it would require substantially greater capital to undertake research and development of certain of its potential technologies, data bases and products at its own expense.

         Absence of Sales and Marketing Experience. Lynx has no experience in the sales, marketing or distribution of pharmaceutical products or services. To market the products or services of its massively parallel technologies, Lynx must define the particular products and services that it will offer and develop a sales and marketing group with the appropriate technical expertise. Lynx does not plan to market any future pharmaceutical products directly. There can be no assurance that Lynx will be able to build such a sales force or that its direct sales and marketing efforts will be successful.

         Use of Hazardous Materials. Lynx's research and development may involve the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although Lynx believes that its safety procedures for handling and disposing of such materials will comply with the standards prescribed by state, federal and local regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, Lynx could be held liable for any damages that result, and any such liability could exceed the resources of Lynx.

         Dependence Upon Key Personnel. Lynx is highly dependent on the principal members of its management and scientific staff, the loss of whose services could significantly delay or prevent the achievement of research, development and business objectives, thus having a material adverse effect on Lynx. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will be critical to Lynx's success. Although Lynx believes it will be successful in attracting and retaining skilled and experienced scientific personnel, there can be no assurance that Lynx will be able to attract and retain such personnel on acceptable terms, given the competition among numerous pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. The Company is dependent on its Chairman and Chief Executive Officer, Sam Eletr, Ph.D., the loss of whose services would have a material adverse effect on the Company. The Company has recently applied for key-man life insurance on Dr. Eletr. The Company has not entered into an employment agreement with him.

         Potential Volatility of Stock Price; Limited Market for Stock. The Company qualified its common stock to trade on The Nasdaq Stock Market ("Nasdaq") on December 30, 1997. There can be no assurance that a sufficient trading market will develop. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The market prices of the common stock of many publicly held, early stage biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new commercial products by the Company or its competitors, release of reports by securities analysts, developments or disputes concerning patent or proprietary rights, developments in the Company's relationships with current or future collaborative partners, if any, and general market conditions may have a significant and adverse impact on the market price of the common stock.

         Future Capital Requirements; Uncertainty Of Access To Additional Funding. The Company has invested significant capital in its infrastructure and in its scientific and business development activities and expects capital and operating expenditures to increase over the next several years as it expands its operations. The Company's actual future capital requirements and the adequacy of its available funds will depend on many factors, including the number, breadth and progress of its programs, the ability of the Company to establish and maintain strategic alliance and licensing arrangements and the progress of the development and commercialization efforts of the Company's strategic partners. These factors also include the level of the Company's activities relating to competing technological and market developments, the costs associated with obtaining access to tissue samples and related information and the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

         The Company expects that it will require significant additional funding in the future, which it may seek through public or private equity offerings, debt financings or additional strategic alliance and licensing arrangements. No assurance can be given that additional financing or strategic alliance and licensing arrangements will be available when needed, or that, if available, such financing will be obtained on terms favorable to the Company or its stockholders. To the extent the Company raises additional capital by issuing equity or convertible debt securities, ownership dilution to stockholders will result. If adequate funds are not available when needed, the Company may be required to curtail operations significantly or to obtain funds by entering into strategic alliances and licensing arrangements, in which case the Company may be required to relinquish rights to certain of its technologies, discoveries or potential products, or to grant licenses on terms that are not favorable to the Company, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In the event that adequate funds are not available, the Company's business would be adversely affected.

         Ethical, Legal And Social Implications Of Gene-Based Diagnostics. The Company and its partners may seek to develop diagnostic products based on genes it discovers. The prospect of broadly available gene-based diagnostic tests raises issues regarding their appropriate utilization and the confidentiality of the information provided by such testing. It is possible that discrimination by third party payors, based on the results of such testing, could lead to the increase of premiums by such payors to prohibitive levels, outright cancellation of insurance or unwillingness to provide coverage to individuals showing unfavorable gene expression profiles. Similarly, employers could discriminate against employees with gene expression profiles indicative of the potential for high disease-related costs and lost employment time. Finally, government authorities could, for social or other purposes, limit or prohibit the use of such tests under certain circumstances. There can be no assurance that such ethical and social factors or concerns about genetic testing and target identification will not have a material adverse effect on market acceptance of the Company's technologies and products.

ITEM 2.           PROPERTIES

         Lynx's corporate headquarters and principal research and development facilities are located in Hayward, California, in a building totaling approximately 44,000 square feet. The building is leased through July 2003, and the Company has options to renew the lease for two additional periods of five years each.

         In February 1998, the Company entered into a lease for additional facilities space of approximately 111,000 square feet in two buildings in Hayward, California. The term of the lease is ten years and commences on December 15, 1998. Lynx intends to relocate its corporate headquarters and research and development facilities to, and to construct its production facilities in, this space. The space will be developed and occupied in phases, depending on the growth of the Company. Lynx has the option to extend the lease for an additional five year period, subject to certain conditions. The Company has an option to lease additional space, as needed, for expansion purposes. Lynx believes it is positioned to obtain the space needed to accommodate its anticipated growth on commercially reasonable terms.

         In connection with the aforementioned transaction with Inex, the Company has entered into an agreement to sublease to Inex approximately 6,300 square feet of its existing facilities under lease. The term of the sublease to Inex is twenty-four months, commencing on March 10, 1998. Inex has the option to extend the term of sublease through July 2003, subject to certain conditions. The Company intends to seek additional sublessees for the remaining portion of its existing facilities.


ITEM 3.           LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders in the quarter ended December 31, 1997.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On December 30, 1997, the Company listed its common stock on The Nasdaq Stock Market. Prior to December 30, 1997, there was no established public trading market for the Company's voting stock.

         The Company also has outstanding Series B, Series C and Series D preferred stock, the shares of which will convert into common stock on a ten-for-one basis (i.e., ten shares of common stock for each share of preferred stock) on March 31, 1998. The Company's Series B, Series C and Series D preferred stock has not been registered pursuant to the Securities and Exchange Act of 1934, as amended, and has not been listed on any exchange or on The Nasdaq Stock Market. There is currently no established trading market for the Company's preferred stock.

         As of February 28, 1998, there were approximately 2,900 stockholders of record of the Company's common stock, 26 stockholders of record of the Company's Series B preferred stock, 28 stockholders of record of the Company's Series C preferred stock and 1 stockholder of record of the Company's Series D preferred stock. On March 23, 1998, the last sale price reported on The Nasdaq Stock Market for the Company's common stock was $12.50.

         The Company has not paid any dividends on its common stock or preferred stock and does not anticipate the payment of dividends in the foreseeable future. The Company expects that any future earnings will be retained and applied toward the development of the Company's business.


ITEM 6.           SELECTED FINANCIAL DATA


                                                                                                             Six-Month   Fiscal Year
                                                                                                           Period Ended     Ended
                                                                          Year Ended December 31,           December 31,   June 30,
                                                          -----------------------------------------------     --------     --------
                                                            1997          1996        1995         1994        1993(1)       1993
                                                          --------     --------     --------     --------     --------     --------
Consolidated Statements of Operations
(in thousands, except per share data)

Revenues                                                  $  4,582     $  9,749     $    680     $  4,699     $    183     $  1,238

Operating costs and expenses:

     Research and development                               14,226       12,545       11,301        8,457        3,431        6,196

     Selling, general and administrative                     1,930        3,170        1,591        1,768          650        1,102
                                                          --------     --------     --------     --------     --------     --------

Total operating costs and expenses                          16,156       15,715       12,892       10,225        4,081        7,298
                                                          --------     --------     --------     --------     --------     --------

Interest income                                                753          585          744          506           75          243

Provision for income taxes                                    --             10         --           --           --           --
                                                          --------     --------     --------     --------     --------     --------

Net loss                                                  $(10,821)    $ (5,391)    $(11,468)    $ (5,020)    $ (3,823)    $ (5,817)
                                                          ========     ========     ========     ========     ========     ========

Basic and diluted net loss per share (2)                  $  (3.09)    $  (2.45)    $  (5.66)    $  (4.87)    $  (5.69)    $  (8.40)
                                                          ========     ========     ========     ========     ========     ========

Shares used in per share computation                         3,501        2,197        2,026        1,031          672          692




                                                                              December 31,
                                                     ------------------------------------------------------------
                                                          1997         1996       1995         1994       1993(1)
                                                     ------------------------------------------------------------
Consolidated Balance Sheet Data
(in thousands)

Cash, cash equivalents and short-term investments        $24,930     $14,082     $13,779      $12,246     $2,383

Working capital                                           21,875       9,118      12,730       11,702        891

Total assets                                              29,267      18,412      17,685       15,142      4,857

Stockholders' equity                                      25,590      10,732      13,742       14,044      2,930

(1) In July 1993, the Company changed its fiscal year end from a year ending June 30 to a calendar year.

(2) The net loss per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of net loss per share and the impact of Statement No. 128, see the Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Item 1. Business--Business Risks."

Overview

         Lynx has spent the last several years developing unique, proprietary technologies designed to enable the simultaneous identification and analysis of all (or nearly all) the DNA molecules or fragments in a single biological sample. Utilizing its massively parallel solid phase cloning, massively parallel hybridization arrays, and massively parallel sequencing technologies, Lynx expects eventually to probe for genetic and genomic information in a much more efficient manner than current technologies. The proposed applications of Lynx's massively parallel technologies include gene discovery, gene expression, high resolution genome mapping and the identification of genetic variations. Lynx expects its technologies will be applicable to the genomes of man, pathogenic organisms, and commercially important plants and animals. Lynx believes that its technologies will open new avenues to understanding genetics and the relationships between gene function and the various states from health to disease.

         In 1995, Lynx launched an internal biology-based drug discovery program to establish the concepts, strategies and techniques necessary for the identification of drug targets based on the analysis of differential gene expression. This program is ultimately designed to capitalize on the power of Lynx's massively parallel technologies, but in its early phase is utilizing know-how and intermediate technologies currently resident within Lynx. The projects are centered on the medically important field of neurovascular diseases that are particularly well suited to analyses with the Company's technologies.

         Lynx was originally formed in 1992 to target inappropriate gene expression in disease with synthetic DNA fragments designed to bind to, and functionally block, genes whose inappropriate expression could be correlated with disease. Lynx's early efforts in this area formed the foundation and understanding for the development of its massively parallel technologies. The research efforts have resulted in a compound ("LR-3280") for the prevention of coronary artery restenosis. The acute safety segment of its Phase II study on LR-3280 has recently been completed. Certain follow-up measurements and analyses from the clinical trial are expected to be completed during the next quarter. Two pharmaceutical companies, Schwarz Pharma AG ("Schwarz") and Tanabe Seiyaku Co., Ltd. ("Tanabe"), have purchased the rights to market the compound and have also committed to bear the costs of its continued clinical development.

         In March 1998, Lynx sold its portfolio of phosphorothioate antisense patents and licenses (which includes LR-3280), and its therapeutic oligonucleotide manufacturing facility, to Inex Pharmaceuticals Corporation ("Inex") of Vancouver, Canada. Lynx received $3 million in cash and will receive
1.2  million  shares of Inex  common  stock  and  royalties  on future  sales of phosphorothioate antisense products. In addition, Lynx has agreed to a royalty-bearing license to Inex for its phosphoroamidate chemistry for certain therapeutic applications in the fields of cancer and inflammation that will be defined later.

         Under the agreement, Inex will assume responsibility of manufacturing LR-3280 for Schwarz and Tanabe. Lynx retains the right to collect, if and when earned, the next milestone payments, totaling $7 million, under the Schwarz and Tanabe agreements, as well as 50% of all future milestone payments and gross profits associated with the continued success in the development and sale of the compound.

         Lynx has been unprofitable since its inception and may incur substantial losses for the next several years, due primarily to the expansion of its research and development programs, including additional development of its massively parallel technologies. Lynx may generate revenues based on its agreements with collaborative partners as a result of achievement of the milestones defined in the agreements. However, there is no guarantee that the milestones will be achieved or that the technologies will be proven commercially successful. Lynx does not anticipate that it will generate significant revenues and profits, if any, from the commercial sale of its products and services for several years, if not longer. There can be no assurance that Lynx will ever successfully develop and market any of its proposed products or that it will ever be able to achieve or sustain profitability.

         Lynx's business is subject to significant risks, including the risks inherent in its research and development efforts, uncertainties associated with obtaining and enforcing patents, and possible competition from other products. Lynx's massively parallel technologies could face competition from the development of similarly efficient, or better, combinations of cloning and sequencing techniques.

         On March 31, 1998, the Series B, Series C and Series D preferred stock will convert to common stock on a ten-for-one basis. The inclusion of these shares in both the basic and diluted earnings per share, will have a significant impact on the earnings per share amounts in 1998 and subsequent years.

Results of Operations

Years Ended December 31, 1997 and 1996

Revenue

         Lynx had total revenues of $4.6 million and $9.7 million for the years ended December 31, 1997 and 1996, respectively. Revenues for 1997 included $3.9 million earned under agreements with Hoechst and BASF for access to gene expression analysis services to be performed by Lynx. The 1997 revenue also included approximately $400,000 in sales of LR-3280 for use in clinical trials, and approximately $162,000 in grant revenue and other product sales. The 1996 revenue included $7.5 million in up-front fees under the agreements related to LR-3280 with Schwarz and Tanabe, approximately $1.9 million earned under the agreements with Hoechst and BASF, and approximately $291,000 earned from a government grant.

Operating Expenses

         Research and development expenses were $14.2 million and $12.5 million in the years ended December 31, 1997 and 1996, respectively. The increase was primarily due to costs associated with increased levels of research and development personnel, and increased patent and licensing activity. Lynx expects to continue to incur substantial research and development expenses due to planned spending for ongoing technology development and implementation, and new research applications.

         General and administrative expenses were $1.9 million for the year ended December 31, 1997 compared to $3.2 million for the year ended December 31, 1996. The decrease is primarily attributable to lower corporate development and legal expenses in 1997 than in 1996, which reflected the costs associated with the signing of several corporate collaborative agreements. Headcount related expenses were also slightly lower in 1997 than in 1996 due to the expiration of the settlement agreement associated with the termination of a corporate officer in 1996. Lynx expects to continue to incur substantial general and administrative expenses in support of its research and development and corporate development efforts.

Other

         Interest income was $753,000 and $585,000 in the years ended December 31, 1997 and 1996, respectively. The increase was due to higher average cash balances in 1997 than in 1996, particularly in the fourth quarter.

Income Taxes

         Due to operating losses and the inability to recognize an income tax benefit therefrom, there is no provision for income taxes for 1997. The provision for income taxes of approximately $10,000 for 1996 consists entirely of alternative minimum tax.

Years Ended December 31, 1996 and 1995

Revenue

         Lynx had total revenues of $9.7 million and $680,000 for the years ended December 31, 1996 and 1995, respectively. The 1996 revenue included $7.5 million in sign-up fees under the Tanabe and Schwarz Pharma agreements, approximately $1.9 million earned under the agreements with Hoechst and BASF, and approximately $291,000 from a government grant. The 1995 revenue included $375,000 of revenue earned under the agreement with Hoechst and approximately $305,000 generated from product sales and grant revenue.

Operating Expenses

         Research and development expenses were $12.5 million for the year ended December 31, 1996 compared to $11.3 million for the year ended December 31, 1995. The increase was due to expenses associated with the issuance of Lynx common stock and stock options to certain employees and one consultant pursuant to the Agreement of Merger between Lynx and its majority-owned subsidiary, Spectragen Inc., increased spending in support of clinical trials for LR-3280, and higher depreciation on lab equipment. A portion of this increase was offset by reduced funding to various laboratories under collaborative research agreements and lower patent and related legal expense.

         General and administrative expenses were $3.2 million for the year ended December 31, 1996, compared to $1.6 million for the year ended December 31, 1995. The increase is primarily attributable to higher corporate development and legal expenses in 1996, which reflected the costs associated with the signing of several corporate collaborative agreements, higher salary expense related to increased headcount and the settlement agreement associated with the termination of a corporate officer.

Other

         Interest income was $585,000 for the year ended December 31, 1996 compared to $744,000 for the year ended December 31, 1995. The decrease was due primarily to slightly lower interest rates despite modestly higher average cash balances during the year ended December 31, 1996 as compared to the prior fiscal year.

Income Taxes

         The provision for income taxes of approximately $10,000 for 1996 consists entirely of alternative minimum tax. Due to operating losses and the inability to recognize an income tax benefit therefrom, there is no provision for income taxes for 1995.

Liquidity and Capital Resources

         Net cash used in operating activities of $13.1 million for the year ended December 31, 1997 differs from the net loss for the same period due to the current year recognition of a portion of previously deferred revenue, depreciation and amortization of fixed assets and leasehold improvements, amortization of deferred compensation, and changes in working capital. Net cash used in investing activities of $15.3 million for the year ended December 31, 1997, was primarily due to the purchase of short-term investments and capital equipment purchases. Net cash provided by financing activities in 1997 consisted primarily of $25.1 million raised in the private placement of common stock at $10 per share, net of financing costs of $1.7 million. Cash and cash equivalents were $8.8 million at December 31, 1997.

         Lynx plans to use available funds for the development and implementation of its massively parallel technologies and to build capacity for their early commercial uses. Pending such uses as described above, Lynx intends to invest its excess cash in short-term, investment grade, interest-bearing securities or certificates of deposit.

         Since commencing operations as an independent company, Lynx has obtained funding for its operations through sales of preferred and common stock to venture capital investors, institutional investors, and collaborative partners; revenue from collaborative research and development arrangements; interest income; product sales; and government grants. The cost, timing, and amount of funds required for specific uses by Lynx cannot be precisely determined at this time and will be based upon Lynx's progress in its research and development, administrative and legal costs, the establishment of corporate collaborations and other arrangements, and the availability of alternate methods of financing.

         Lynx expects to incur substantial and increasing research and development expenses and intends to seek additional financing, as needed, through contractual arrangements with corporate partners and equity or debt offerings. There can be no assurance that any additional financing required by Lynx will be available or, if available, will be on terms favorable to Lynx. The Company believes that, at current spending levels, its existing capital resources and interest income thereon will enable it to maintain its current and planned operations at least through 1998.

Impact of Year 2000

         The Company has completed an assessment of its computer operating systems and related software and, with only a few minor exceptions, has found them to be Year 2000 compliant. The Company's exposure is limited due to the fact that most of its computers and software were acquired within the past five years and were Year 2000 compliant at purchase. The Company plans to replace the operating systems on the few non-compliant computers before 2000 and expects that the cost will be immaterial. The Company believes that even if such modifications are not made, there will be no adverse impact on operations. However, Year 2000 problems may affect the computer systems of the Company's business partners, vendors, customers, and financial service organizations with which the Company interacts. The Compnay is in the process of developing a plan to determine the impact that third parties which are not Year 2000 compliant may have on the operations of the Company. There can be no assurance that such plan will be able to address fully, or at all, the "Year 2000 issue" which could have a material adverse effect upon the Company's business financial condition and results of operations.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                             Lynx Therapeutics, Inc.

                   Index to Consolidated Financial Statements


Report of Ernst & Young LLP, Independent Auditors..........................   22

Audited Consolidated Financial Statements:

Consolidated Balance Sheets................................................   23
Consolidated Statements of Operations......................................   24
Consolidated Statements of Stockholders' Equity............................   25
Consolidated Statements of Cash Flows......................................   26
Notes to Consolidated Financial Statements.................................   27

                Report of Ernst & Young LLP, Independent Auditors



The Board of Directors and Stockholders
Lynx Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Lynx Therapeutics, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lynx Therapeutics, Inc. at December 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                             /s/ ERNST & YOUNG LLP

Palo Alto, California
January 30, 1998


                                              Lynx Therapeutics, Inc.

                                            Consolidated Balance Sheets
                                 (In thousands, except share and per share amounts)

                                                                                                                December 31,
                                                                                                          1997             1996
                                                                                                       -----------      -----------
Assets
Current assets:
   Cash and cash equivalents                                                                           $     8,798      $    12,109
   Short-term investments                                                                                   16,132            1,973
   Accounts receivable                                                                                         244              118
   Other current assets                                                                                        199              158
                                                                                                       -----------      -----------
Total current assets                                                                                        25,373           14,358

Property and equipment:
   Leasehold improvements                                                                                    3,795            3,193
   Laboratory and other equipment                                                                            3,562            2,976
                                                                                                       -----------      -----------
                                                                                                             7,357            6,169
   Less accumulated depreciation                                                                            (3,588)          (2,290)
                                                                                                       -----------      -----------
Net property and equipment                                                                                   3,769            3,879

Notes receivable from officers and employees                                                                   125              175
                                                                                                       -----------      -----------
                                                                                                       $    29,267      $    18,412
                                                                                                       ===========      ===========
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                                                    $       210      $       429
   Accrued compensation                                                                                        289              394
   Accrued professional fees                                                                                   179              169
   Deferred revenue from related parties                                                                     2,292            3,875
   Other accrued liabilities                                                                                   528              373
                                                                                                       -----------      -----------
Total current liabilities                                                                                    3,498            5,240

Deferred revenue from related parties                                                                         --              2,292
Other noncurrent liabilities                                                                                   179              148

Stockholders' equity:
   Preferred  stock,  issuable  in  series,  $.001 par value; 2,000,000 shares authorized, all shares designated represent convertible preferred stock:
   Series B, 332,288 shares designated, issued, and outstanding at December 31, 1997
     and 1996; aggregate liquidation value of $16,614 at December 31, 1997                                  16,091           16,091
   Series C, 123,299 shares designated, issued, and outstanding at December 31, 1997
     and 1996; aggregate liquidation value of $6,165 at December 31, 1997                                    6,109            6,109
   Series D, 40,000 shares designated, issued, and outstanding at December 31, 1997
     and 1996; aggregate liquidation value of $5,000 at December 31, 1997                                    4,989            4,989
   Common stock, $.001 par value; 20,000,000 shares authorized, 5,892,353 and
     3,152,148 shares issued and outstanding at December 31, 1997 and 1996, respectively                    46,640           17,361
   Notes receivable from stockholders                                                                         (460)            (210)
   Deferred compensation                                                                                    (5,394)          (2,092)
   Unrealized gain/(loss) on marketable securities                                                             (45)               3
   Accumulated deficit                                                                                     (42,340)         (31,519)
                                                                                                       -----------      -----------
Total stockholders' equity                                                                                  25,590           10,732
                                                                                                       -----------      -----------
                                                                                                       $    29,267      $    18,412
                                                                                                       ===========      ===========

                                              See accompanying notes.

                                                       23.


                                           Lynx Therapeutics, Inc.

                                    Consolidated Statements of Operations
                                   (In thousands, except per share amounts)


                                                                                                  Year Ended December 31,
                                                                                     ----------------------------------------------
                                                                                       1997               1996               1995
                                                                                     --------           --------           --------
Net revenues:
   License fees                                                                      $   --             $  7,500           $   --
   Revenues from collaborative arrangements
     with related parties                                                               4,420              1,958                375
   Product sales and other revenues                                                       162                291                305
                                                                                     --------           --------           --------
Total revenues                                                                          4,582              9,749                680

Operating costs and expenses:
   Research and development                                                            14,226             12,545             11,301
   Selling, general and administrative                                                  1,930              3,170              1,591
                                                                                     --------           --------           --------
Total operating costs and expenses                                                     16,156             15,715             12,892
                                                                                     --------           --------           --------

Loss from operations                                                                  (11,574)            (5,966)           (12,212)

Interest income                                                                           753                585                744
Provision for income taxes                                                               --                   10               --
                                                                                     --------           --------           --------
Net loss                                                                             $(10,821)          $ (5,391)          $(11,468)
                                                                                     ========           ========           ========

Basic and diluted net loss per share (Note 1)                                        $  (3.09)          $  (2.45)          $  (5.66)
                                                                                     ========           ========           ========

Shares used in basic and diluted per share computation                                  3,501              2,197              2,026
                                                                                     ========           ========           ========


                                              See accompanying notes.




                                                                                 Lynx Therapeutics, Inc.
                                                                     Consolidated Statements of Stockholders' Equity
                                                                  For the Years Ended December 31, 1995, 1996 and 1997
                                                                          (In thousands, except share numbers)


                                                         Preferred Stock            Common Stock              Notes
                                                         ---------------            ------------            Receivable    Deferred
                                                         Shares       Amount    Shares       Amount       From Officers Compensation
                                                       --------------------     -------------------       ------------- ------------
Balance at December 31, 1994                            332,288   $   16,091    2,010,329    $   12,723    $        0    $      (86)
Issuance of Series C preferred stock for
   cash, net of issuance costs of $56                   123,299        6,109         --            --            --            --
Issuance of Series D preferred stock for
   cash, net of issuance costs of $11                    40,000        4,989         --            --            --            --
Exercise of employee stock options for cash
   and note receivable                                     --           --        324,410           675          (660)         --
Issuance of common stock for services                      --           --            812             1          --            --
Cash paid in lieu of fractional shares
   for reverse stock split                                 --           --         (1,027)           (5)         --            --
Amortization of deferred compensation                      --           --           --            --            --              35
Net unrealized gain on securities available
   for sale                                                --           --           --            --            --            --
Net loss                                                   --           --           --            --            --            --
                                                       ----------------------------------------------------------------------------
Balance at December 31, 1995                            495,587       27,189    2,334,524        13,394          (660)          (51)
Exercise of employee stock options for cash                --           --          9,663            12          --            --
Repurchase of common stock                                 --           --       (157,500)         (297)          450          --
Issuance of common stock in connection
   with Lynx/Spectragen merger                             --           --        959,182         4,221          --          (2,076)
Issuance of common stock for services                      --           --          6,279            31          --            --
Amortization of deferred compensation                      --           --           --            --            --              35
Net unrealized gain on securities                          --           --           --            --            --            --
Net loss                                                   --           --           --            --            --            --
                                                       ----------------------------------------------------------------------------
Balance at December 31, 1996                            495,587       27,189    3,152,148        17,361          (210)       (2,092)
Exercise of employee stock options for cash
  and note receivable                                      --           --         76,181           287          (250)         --
Repurchase of common stock                                 --           --        (11,476)         (198)         --             197
Issuance of common stock for cash, net of
   issuance costs of $1,685                                --           --      2,675,500        25,070          --            --
Amortization of deferred compensation                      --           --           --            --            --             621
Recognition of deferred compensation on
   employee stock options                                  --           --           --           4,120          --          (4,120)
Net unrealized loss on securities                          --           --           --            --            --            --
Net loss                                                   --           --           --            --            --            --
                                                       ----------------------------------------------------------------------------
Balance at December 31, 1997                            495,587   $   27,189    5,892,353    $   46,640    $     (460)   $   (5,394)
                                                       ----------------------------------------------------------------------------


                                                      See accompanying notes.



                                                Unrealized
                                             Gain/(Loss) on                              Total
                                               Marketable          Accumulated        Stockholders'
                                               Securities           Deficit            Equity
                                               ------------       ----------         ---------
Balance at December 31, 1994                   $    (24)          $(14,660)          $ 14,044
Issuance of Series C preferred stock for
   cash, net of issuance costs of $56              --                 --                6,109
Issuance of Series D preferred stock for
   cash, net of issuance costs of $11              --                 --                4,989
Exercise of employee stock options for cash
   and note receivable                             --                 --                   15
Issuance of common stock for services              --                 --                    1
Cash paid in lieu of fractional shares
   for reverse stock split                         --                 --                   (5)
Amortization of deferred compensation              --                 --                   35
Net unrealized gain on securities available
   for sale                                          22                                    22
Net loss                                           --              (11,468)           (11,468)
                                               ------------       ----------         ---------
Balance at December 31, 1995                         (2)           (26,128)            13,742
Exercise of employee stock options for cash        --                 --                   12
Repurchase of common stock                         --                 --                  153
Issuance of common stock in connection
   with Lynx/Spectragen merger                     --                 --                2,145
Issuance of common stock for services              --                 --                   31
Amortization of deferred compensation              --                 --                   35
Net unrealized gain on securities                     5               --                    5
Net loss                                           --               (5,391)            (5,391)
                                               ------------       ----------         ---------
Balance at December 31, 1996                          3            (31,519)            10,732
Exercise of employee stock options for cash
  and note receivable                              --                 --                   37
Repurchase of common stock                         --                 --                   (1)
Issuance of common stock for cash, net of
   issuance costs of $1,685                        --                 --               25,070
Amortization of deferred compensation              --                 --                  621
Recognition of deferred compensation on
   employee stock options                          --                 --                 --
Net unrealized loss on securities                   (48)              --                  (48)
Net loss                                           --              (10,821)           (10,821)
                                               ------------       ----------         ---------
Balance at December 31, 1997                   $    (45)          $(42,340)          $ 25,590
                                               ------------       ----------         ---------

                                                      25.


                                       Lynx Therapeutics, Inc.

                                Consolidated Statements of Cash Flows
                        Net increase (decrease) in cash and cash equivalents
                                           (In thousands)


                                                                                   Year Ended December 31,
                                                                       -----------------------------------------
                                                                          1997              1996           1995
                                                                       -----------------------------------------
Cash flows from operating activities
Net loss                                                                $(10,821)        $ (5,391)      $(11,468)
Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
   Depreciation and amortization of fixed assets and
     leasehold improvements                                                1,298              829            608
   Issuance of common stock expensed in connection
     with the Lynx/Spectragen merger                                          --            2,145             --
   Amortization of deferred compensation                                     621               35             35
   Other                                                                      --               31              7
Changes in operating assets and liabilities:
   Accounts receivable                                                      (126)             (30)           174
   Other current assets                                                      (41)             (79)           157
   Accounts payable                                                         (219)            (264)           334
   Accrued liabilities                                                        60              413           (160)
   Deferred revenue from related parties                                  (3,875)           3,542          2,625
   Other noncurrent liabilities                                               31               46             45
                                                                       -----------------------------------------
Net cash provided by (used in) in operating activities                   (13,072)           1,277         (7,643)

Cash flows from investing activities
Purchases of short-term investments                                      (16,180)          (6,903)            --
Maturities of short-term investments                                       1,973            4,935          8,022
Purchases of property and equipment, net of retirements                   (1,188)          (1,511)        (1,430)
Notes receivable from officers and employees                                  50              367           (524)
                                                                       ------------------------------------------
Net cash provided by (used in) investing activities                      (15,345)          (3,112)         6,068

Cash flows from financing activities
Issuance of preferred stock, net of repurchases                               --               --         11,098
Issuance of common stock, net of repurchases                              25,106              165             10
                                                                       -----------------------------------------
Net cash provided by financing activities                                 25,106              165         11,108
                                                                       -----------------------------------------

Net increase (decrease) in cash and cash equivalents                      (3,311)          (1,670)         9,533
Cash and cash equivalents at beginning of year                            12,109           13,779          4,246
                                                                       -----------------------------------------
Cash and cash equivalents at end of year                               $   8,798          $12,109        $13,779
                                                                       =========================================

 Supplemental disclosures of cash flow information:
   Income tax paid                                                     $   --            $     10        $    --
                                                                       =========================================

                                                 See accompanying notes.

                                                  26.

                             Lynx Therapeutics, Inc.
                   Notes to Consolidated Financial Statements

                                December 31, 1997

1.       Summary of Significant Accounting Policies and Basis of Presentation

Ownership and Basis of Presentation

         Lynx Therapeutics, Inc. ("Lynx" or the "Company"), was incorporated in February 1992 under the laws of the State of Delaware. Lynx has spent the last several years developing unique, proprietary technologies designed to enable the simultaneous identification and analysis of all (or nearly all) the DNA molecules or fragments in a single biological sample. Utilizing its massively parallel solid phase cloning, massively parallel hybridization arrays, and massively parallel sequencing technologies, Lynx expects eventually to probe for genetic and genomic information in a much more efficient manner than current technologies. The proposed applications of Lynx's massively parallel technologies include gene discovery, gene expression, high resolution genome mapping and the identification of genetic variations. Lynx expects its technologies will be applicable to the genomes of man, pathogenic organisms, and commercially important plants and animals. Lynx believes that its technologies will open new avenues to understanding genetics and the relationships between gene function and the various states from health to disease.

         In October 1997, Lynx completed a $26.8 million private placement of common stock. The net proceeds of the financing are being used for the development and implementation of the Company's novel technologies, and to build production capacity for early commercial uses. Lynx common stock began trading on The Nasdaq Stock Market on December 30, 1997.

         The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Lynx GmbH, formed under the laws of the Federal Republic of Germany. In November 1996, Lynx and its majority owned subsidiary, Spectragen, Inc. ("Spectragen"), a Delaware corporation, entered into an Agreement of Merger, whereby Lynx acquired the outstanding minority interest in Spectragen, and Spectragen was merged with and into Lynx and the separate corporate existence of Spectragen ceased. Additionally, the Company has dissolved its wholly owned subsidiary, LYNXNebraska, Inc., with no consequent impact on the consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

         The Company has sustained continuing operating losses and expects such losses to continue for at least the next several years. The Company plans to finance operations through contractual arrangements with corporate partners and through equity or debt offerings.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash, Cash Equivalents and Short-Term Investments

         The Company considers all investments with an original maturity at the date of purchase of 90 days or less as cash equivalents. Investments with original maturities beyond 90 days but less than one year are considered to be short-term investments. The Company's investment policy stipulates that the investment portfolio be maintained with the objectives of preserving principal, maintaining liquidity and maximizing return.

                             Lynx Therapeutics, Inc.
             Notes to Consolidated Financial Statements (continued)


1. Summary of Significant Accounting Policies and Basis of Presentation (continued)

Cash, Cash Equivalents and Short-Term Investments  (continued)

         The Company determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 1997 and 1996, the Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized gains and losses reported as a separate component of stockholders'
equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity, which are included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities, if any, are included in interest income or expense. The cost of securities sold is based on the specific identification method.

Property and Equipment

         Property and equipment are stated at original cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which is generally three years. Leasehold improvements are amortized over the lesser of the useful life of the asset or the remaining term of the facility lease.

Revenue Recognition

         Payments under collaborative arrangements are recognized as revenue as research services are performed pursuant to the terms of the respective agreements. Payments received which are related to future performance are deferred until earned. Non-refundable license fees are generally recorded as revenue upon execution of the agreement. Milestone payments are recognized as revenue upon the achievement of the related milestone. Revenues from the sales of products are recognized upon shipment.

         During 1997 and 1996, revenue from three collaborative partners represented 60%, 25% and 11%, and 15%, 36% and 30% of total revenue, respectively. During 1995, revenue from one collaborative partner represented 55% of total revenue.

Net Loss per Share

         In 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" ("EPS"), effective for periods ending after December 15, 1997. SFAS 128 requires that companies present two measures of earnings per share, basic and diluted. Basic earnings per share is computed by dividing income or loss applicable to common shareholders by the weighted-average number of common shares outstanding for the period, while diluted EPS reflects the potential dilution of securities that could share in the earnings of the company, to the extent such securities are dilutive.

         The Company has adopted SFAS 128 for annual and interim financial statements issued after December 15, 1997, and has calculated and restated EPS in accordance with SFAS 128 for each prior period in which an income statement is reported. Basic loss per share is calculated based on the weighted average number of common shares outstanding, net of certain common shares outstanding which are subject to continued vesting and the Company's right of repurchase. Basic and diluted loss per share are equivalent for all periods presented herein due to the Company's net loss. The following have been excluded from the calculation of loss per share because the effect of inclusion would be antidilutive: approximately 300,000 common shares which are outstanding but are subject to the Company's right of repurchase which expires ratably over five years; approximately 500,000 shares of Series B, C, and D preferred stock which will be converted on March 31, 1998, into common stock on a ten-for-one basis; and options to purchase approximately 1,600,000 shares of common stock at a weighted average price of $3.22 per

                             Lynx Therapeutics, Inc.
             Notes to Consolidated Financial Statements (continued)


1. Summary of Significant Accounting Policies and Basis of Presentation (continued)

Net Loss per Share  (continued)

share. The preferred stock will be included in the loss per share calculations for all periods subsequent to conversion. The repurchasable shares and options will be included in the calculation at such time as the effect is no longer antidilutive, as calculated using the treasury stock method.

         For additional disclosure regarding the preferred stock, common stock and stock option plan, refer to Note 6.

Stock-Based Compensation

         As permitted by Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to account for stock options granted to employees using the intrinsic value method and, accordingly, does not recognize compensation expense for options granted to employees with exercise prices equal to the fair market value of the Company's common stock on the grant date.

Recent Accounting Pronouncements

         In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income," and No. 131 (SFAS
131), "Disclosures About Segments of an Enterprise and Related Information." The Company will be required to comply with the provisions of these statements in fiscal 1998. The Company believes that the adoption of these statements will not have a material effect on its results of operations or financial position, but may require additional disclosure.

2.       Investments

         The following is a summary of available-for-sale securities:

                                                                                          Available-for-Sale Securities
                                                              ----------------------------------------------------------------------
                                                                                   Gross                Gross             Estimated
                                                               Amortized         Unrealized          Unrealized             Fair
                                                                 Cost              Gains               Losses               Value
                                                              ----------------------------------------------------------------------
                                                                                        (In thousands)
December 31, 1997
Money market mutual funds                                     $  3,280            $   --               $   --            $  3,280
Commercial paper                                                 7,904                --                     (6)            7,898
Government notes                                                 6,902                --                    (35)            6,867
Mutual funds                                                     1,000                --                   --               1,000
Corporate bonds and notes                                        5,809                --                     (4)            5,805
                                                              -------------------------------------------------------------------
                                                              $ 24,895            $   --               $    (45)         $ 24,850
                                                              ===================================================================

December 31, 1996
Money market mutual funds                                     $    979            $   --               $   --            $    979
Commercial paper                                                12,964                   3                 --              12,967
                                                              -------------------------------------------------------------------
                                                              $ 13,943            $      3             $   --            $ 13,946
                                                              ===================================================================


                             Lynx Therapeutics, Inc.
             Notes to Consolidated Financial Statements (continued)


2.       Investments  (continued)

         During the years ended December 31, 1997, 1996 and 1995, the Company did not sell any securities. As of December 31, 1997, $8.8 million of the marketable securities were classified as cash equivalents, and the balance of $16.1 million was classified as short-term investments. As of December 31, 1996, $11.9 million of the marketable securities were classified as cash equivalents, with the remaining $2.0 million classified as short-term investments. All short-term investments have maturities of less than one year. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

3.       Collaborative Arrangements

         In October 1996, Lynx entered into two agreements with BASF AG aimed at exploiting Lynx's proprietary massively parallel technologies. The first agreement commits the two companies to form a new biotechnology Joint Venture ("JV") called BASF-LYNX Bioscience AG in Heidelberg, Germany, which will be governed by a detailed operating agreement to be developed jointly between the Company and BASF. Initial ownership of the JV will be split 51%-49% between BASF and Lynx, respectively. Under the sponsorship of BASF and Lynx the JV will be focused primarily on the identification of novel drug targets in certain central nervous system diseases. BASF will provide research funding of up to 50 million DM (approximately $27 million at current exchange rates) over a five year period, as well as access to certain of its technologies, and Lynx will provide access to its massively parallel technologies for use in the JV's research programs. The Company is accounting for its interest in the JV under the equity method.

         The second agreement is a service agreement which provides BASF access to Lynx's massively parallel technologies for its own internal and proprietary research, independent of the JV's objectives. For access to this service, which commits Lynx to provide BASF with a certain number of analyses per year, BASF paid Lynx an access fee of $5.5 million on execution of the agreement. Also, upon the achievement of a certain milestone, BASF agreed to make a milestone payment of $5.5 million and to pay a subscription fee of $4 million for each year of a two year subscription period for the analyses. The access fee of $5.5 million paid by BASF to Lynx is being recognized ratably over a two year period from the commencement of the agreement. Approximately $2.8 million and $0.5 million was recognized as revenue in the years ended December 31, 1997 and 1996, respectively.

         In October 1995, Lynx entered into an agreement with Hoechst AG and Hoechst Marion Roussel (collectively referred to as "Hoechst"), which provides Hoechst with access to Lynx's massively parallel technologies. Under the terms of the agreement, Hoechst paid Lynx an access fee of $3 million on execution of the agreement. Also, upon the achievement of a certain milestone, Hoechst agreed to make a milestone payment of $8 million and to pay a subscription fee of $4 million for a one year subscription under the agreement. In return, Lynx will provide Hoechst with a certain number of analyses per year. The $3 million access fee Lynx received from Hoechst was recognized ratably over a two year period from the commencement of the agreement, in amounts of $1.125 million, $1.5 million and $375,000 in the years ended December 31, 1997, 1996 and 1995, respectively. This agreement allows for no more than two additional companies to access this technology for a specified period. In addition, the Company received $5 million in November 1995, relating to the closing of a private placement offering to Hoechst of 40,000 shares of its Series D preferred stock at $125.00 per share.

         In September 1997, the agreement between Hoechst and Lynx was amended. The amendment modified the technology milestone included in the original agreement and extended the date by which such milestone must be achieved under the contract. If the subject milestone is not met by such date, then Hoechst may either terminate the agreement or extend the technology milestone date.

                             Lynx Therapeutics, Inc.
             Notes to Consolidated Financial Statements (continued)


4.       License Agreements

         Lynx has entered into various license agreements with companies and academic institutions. Such agreements generally require Lynx to pay annual or semiannual license fees and are generally cancelable upon 60 to 120 days' notice. The expenses associated with such licenses were approximately $314,000, $242,000, and $138,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

5.       Notes Receivable from Officers

         In October 1995, the Company entered into a full-recourse loan agreement with Karoly Nikolich, an officer of the Company. A note receivable of $210,000 was issued under a stock purchase agreement for the purchase of 60,000 shares of common stock whereby all the shares issued under the agreement are pledged as collateral. The outstanding principal amount is due and payable in full in October 2000, subject to an obligation to prepay under specified circumstances. Interest is payable upon the expiration or termination of the note and accrues at the rate of 6.38% per annum.

         In April 1997, the Company entered into a full-recourse loan agreement with Edward C. Albini, an officer of the Company. A note receivable of $250,000 was issued under a stock purchase agreement for the purchase of 50,000 shares of common stock whereby all the shares issued under the agreement are pledged as collateral. The outstanding principal amount is due and payable in full in April 2002, subject to an obligation to prepay under specified circumstances. Interest is payable upon the expiration or termination of the note and accrues at the rate of 6.49% per annum.

6.       Stockholders' Equity

Preferred Stock

         Each share of Series B, Series C and Series D preferred stock is convertible into ten shares of common stock and has voting rights equal to the voting rights of the common shares issuable upon conversion. In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of each share of Series B, Series C and Series D preferred stock then outstanding shall be entitled to be paid out of the assets of the Company legally available for distribution to its stockholders, before any payment to be made in respect of the common stock, until such time as the holders of Series B and Series C preferred stock shall have received an aggregate of $50.00 per share and the holders of Series D preferred stock shall have received an aggregate of $125.00 per share, adjusted for any combinations, consolidations, or stock distributions or stock dividends with respect to such shares (a "Recapitalization Event"), plus all declared but unpaid dividends thereon, if any, to the date fixed for distribution. If upon any liquidation, dissolution or winding up of the Company, the assets of the Company available for distribution to its stockholders shall be insufficient to pay the holders of shares of Series B, Series C, and Series D preferred stockholders in full, then such holders shall share ratably in any distribution of assets in proportion to the full amount to which they would otherwise be respectively entitled.

         Pursuant to the Amended and Restated Certificate of Designation, dated September 30, 1997, the Series B, Series C and Series D preferred stock will convert to common stock on a ten-for-one basis on March 31, 1998.

                             Lynx Therapeutics, Inc.
             Notes to Consolidated Financial Statements (continued)


6.       Stockholders' Equity  (continued)

Common Stock

         In November 1996, Lynx issued 959,182 shares of Lynx common stock in exchange for 737,832 shares of Spectragen, Inc. common stock held by certain officers, employees and one consultant of Spectragen, pursuant to an Agreement of Merger between Lynx and Spectragen. A portion of the shares are subject to repurchase rights which expire ratably over a five year period. Pursuant to the merger, and in accordance with APB 25, Accounting for Stock Issued to Employees, Lynx recorded compensation and consultant expense of $2.1 million and recognized approximately $1.4 million in deferred compensation for the difference between the fair market value of the Lynx stock and the deemed fair market value of the Spectragen stock on the day of acquisition. The deferred compensation will be charged ratably to expense as the repurchase rights expire.

         In October 1997, Lynx issued 2,675,500 shares of common stock, resulting in net proceeds of $25.1 million, pursuant to a common stock purchase agreement between the Company and certain investors. The shares were registered for resale on Form S-3 Registration Statement that became effective on December 31, 1997. In connection with this transaction, warrants to purchase 50,000 shares of common stock at an exercise price of $14.00 per share were issued to the underwriters of the transaction, pursuant to the Common Stock Purchase Agreement dated September 28, 1997 between the Company and certain investors, and will expire on October 1, 2000.

         At December 31, 1997, Lynx has reserved 7,392,932 shares of common stock for issuance upon conversion of the Series B, Series C and Series D preferred stock, upon the exercise of outstanding employee and nonemployee stock options, and upon the exercise of certain warrants, as noted below:

         Conversion of Series B preferred stock                    3,322,880
         Conversion of Series C preferred stock                    1,232,990
         Conversion of Series D preferred stock                      400,000
         Stock option grants outstanding                           1,626,254
         Shares available for grant                                  360,808
         Warrants outstanding                                         50,000
         Other                                                       400,000
                                                                  ----------
                                                                   7,392,932
                                                                  ==========

1992 Stock Option Plan

         In July 1992, Lynx adopted the 1992 Stock Option Plan ("the Plan") under which incentive or nonqualified stock options to purchase shares of common stock may be granted to employees and officers of, and consultants to, the Company. As a result of a series of amendments, an aggregate of 3,400,000 shares of the Company's common stock have been authorized for issuance under the 1992 Plan. In February 1998, the Board of Directors approved an amendment to the 1992 Plan, subject to stockholder approval, to enhance the flexibility of the Board and the Compensation Committee in granting stock options. The amendment increases the number of shares authorized for issuance under the 1992 Plan from a total of 3,400,000 to 4,000,000 shares.

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

                             Lynx Therapeutics, Inc.
             Notes to Consolidated Financial Statements (continued)


6.       Stockholders' Equity  (continued)

         In November 1996, Lynx issued 524,355 options to purchase Lynx common stock in exchange for 403,350 options to purchase Spectragen common stock pursuant to the Agreement of Merger between the Company and Spectragen. In accordance with APB 25, Accounting for Stock Issued to Employees, Lynx recognized deferred compensation of $712,000 representing the difference between the exercise price of the options and the fair market value of the Company's common stock on the day of the grants. The deferred compensation will be charged to expense over the five year vesting period of the grants.

         In December 1997, the Board of Directors approved the commencement of vesting of certain performance-based stock options that had been granted to certain employees prior to the merger between Spectragen and Lynx. In connection with this action, Lynx recognized deferred compensation of $4.1 million representing the difference between the exercise price of the options and the fair market value of the Company's common stock at the time of the December 1997 approval. The deferred compensation will be charged to expense over the period beginning December 1997, through the end of the five year vesting period.


         The stock option activity under the Plan was as follows:

                                                                             Options Outstanding
                                                    ---------------------------------------------------------------
                                                                                                          Weighted
                                                                       Number of         Exercise          Average
                                                      Available     Shares Subject         Price          Exercise
                                                      for Grant       to Options         per Share          Price
                                                      ---------       ----------         ---------          -----
         Balance at December 31, 1994                  781,155           444,701      $0.10 - 2.00          $1.03
         Options granted                              (678,436)          678,436       1.00 - 5.00           2.55
         Options exercised                                  --          (324,410)      1.00 - 5.00           2.08
         Options canceled                               66,316           (66,316)      1.00 - 2.00           1.06
                                                     ---------         ---------
         Balance at December 31, 1995                  169,035           732,411       0.10 - 5.00           1.97
         Options authorized                          1,224,355                --               --             --
         Options granted                              (859,858)          859,858       0.15 - 6.00           2.75
         Options exercised                                  --            (9,663)      0.10 - 6.00           1.23
         Options canceled                               64,954           (65,004)      0.10 - 6.00           2.76
                                                     ---------         ---------
         Balance at December 31, 1996                  598,486         1,517,602       0.10 - 6.00           2.39
         Options granted                              (266,841)          266,841       4.00- 14.38           7.56
         Options retired                               (52,845)               --               --
         Options exercised                                  --           (76,181)      0.10 - 6.00           3.78
         Options canceled                               82,008           (82,008)      0.15- 14.10           1.68
                                                     ---------         ---------
         Balance at December 31, 1997                  360,808         1,626,254       0.10- 14.38           3.22
                                                     =========         =========

         To date, all options granted under the Plan are nonqualified options. Options to purchase a total of 767,037 shares were exercisable under the Plan at December 31, 1997. Certain officers and employees of the Company were granted the right to exercise their options prior to vesting, subject to the Company's right of repurchase at the original issue price, which lapses ratably over five years. As of December 31, 1997, 333,066 shares outstanding were subject to repurchase.

                             Lynx Therapeutics, Inc.
             Notes to Consolidated Financial Statements (continued)


6.       Stockholders' Equity  (continued)

         The options outstanding at December 31, 1997 have been segregated into ranges for additional disclosure as follows:

                                   Options Outstanding                         Options Exercisable
                     ------------------------------------------------    ----------------------------------
                                        Weighted-
                                         average                             Options
                        Options         remaining                           currently
                    outstanding at     contractual        Weighted-      exercisable at        Weighted-
    Range of         December 31,         life             average        December 31,          average
exercises prices         1997          (in years)      exercise price         1997          exercise price
----------------    -------------     -------------    --------------    -------------      --------------
$0.10 - 0.15             65,080             6.4            $0.13            65,080                 $0.13
$0.38 - 0.39             78,820             8.0             0.38            25,887                  0.38
$0.77 - 1.00            409,674             6.6             1.00           383,704                  1.00
$1.54 - 2.00            386,595             8.2             1.58            34,279                  2.00
$3.50 - 5.00            405,744             8.3             4.56           197,775                  4.66
$6.00 - 6.00            185,500             8.4             6.00            60,312                  6.00
$6.95 - 14.38            94,841             9.8            12.82                --                    --
                     ----------                                            -------
                      1,626,254             7.8           $ 3.22           767,037                 $2.29
                     ==========                                            =======

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

         Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The weighted average fair value of options granted in 1995, 1996 and 1997 was $0.91, $2.61 and $4.11 per share, respectively. The weighted average fair value of options granted in 1996 at a weighted average exercise price of $1.40 per share, which was less than the market price on grant date, was $6.79. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model for the multiple option approach with the following weighted-average assumptions: a risk-free interest rate of 6.33%, 6.34% and 6.26% for 1997, 1996, and 1995, respectively, a weighted-average expected life of 4.2 years for 1997 grants, 4.3 years for 1996 grants, and 4.4 years for 1995 grants, and an expected dividend yield of zero for all three years. The Company believes that due to the low trading volume of Lynx stock in 1995 and 1996, the calculated volatility of the Company's common stock does not provide a representative picture of future volatility. Consequently, an industry-based proxy volatility of 73% was used in the calculations for 1995 and 1996. In 1997, trading increased to a volume that was sufficient to generate an average volatility of 56%, which the Company believes is representative of future volatility.

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

         Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards under the plan consistent with the method of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                 Year Ended December 31,
                                          1997           1996           1995
                                        ---------------------------------------
                                                   (in thousands)
          Net loss
                Historical               $10,821         $5,391       $11,468
                Pro forma                $11,498         $5,853       $11,661

          Net loss per share
                Historical                 $3.09          $2.45         $5.66
                Pro Forma                  $3.28          $2.66         $5.76

         Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, future pro forma net income/loss and income/loss per share results, may be materially different from actual amounts presented.

7.       Income Taxes

         The provision for income taxes is based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax and book basis of assets and liabilities.

         The reconciliation of income tax expense (benefit) attributable to continuing operations computed at the U.S. federal statutory rates to income tax expense (benefit) for the fiscal years ended December 31, 1997, 1996 and 1995 is as follows (in thousands):
                                                         Fiscal Year Ended
                                              ----------------------------------
                                                1997         1996         1995
                                              -------      -------      -------

Tax provision (benefit) at U.S.               $(3,679)     $(1,830)     $(3,899)
   statutory rate

Alternative minimum tax                          --             10         --

Loss for which no tax benefit is
   currently recognizable                       3,679        1,830        3,899
                                              -------      -------      -------
                                              $  --        $    10      $  --
                                              =======      =======      =======

                             Lynx Therapeutics, Inc.
             Notes to Consolidated Financial Statements (continued)


7.       Income Taxes  (continued)


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):


                                                                                  1997                1996
                                                                            ----------------    ---------------
      Deferred tax assets:
         Net operating loss carryforwards                                    $      10,800       $       6,980
         Research & development tax credit carryforwards                             1,172                 830
         Capitalized research and development expenditures                             616               1,031
         Deferred revenue                                                              912               2,475
         Other, net                                                                    718                 241
         Valuation allowance                                                       (14,218)            (11,557)
                                                                            ----------------    --------------
      Net deferred tax assets                                                $          --       $          --
                                                                            ================    ==============


         Realization of deferred tax assets is dependent on future earnings, if any, the timing and the amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax asset as of December 31, 1997 and 1996 has been established to reflect these uncertainties. The change in the valuation allowance was a net increase of approximately $2,661,000, $2,773,000 and 3,234,000 for the fiscal years ended December 31, 1997, 1996 and 1995, respectively.

         As of December 31, 1997, the Company had federal and California net operating loss carryforwards of approximately $30,400,000 and $9,300,000, respectively, which will expire from 2000 through 2012, if not utilized. As of December 31, 1997, the Company also had federal and California research and development tax credit carryforwards of approximately $867,000 and $305,000, respectively, which will expire at various dates from 2007 through 2012, if not utilized.

         The Company's losses through November 20, 1992, were included in the consolidated income tax returns of Applied Biosystems, a division of Perkin Elmer Corporation. As a result, the Company's net operating loss carryforwards available to offset future taxable income consist only of losses incurred after November 20, 1992, and, therefore, differ from the book accumulated deficit.

         Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in expiration of net operating loss and tax credit carryforwards before full utilization.

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

         Minimum annual rental commitments under operating leases are as follows:

                  Years ending December 31:                    (in thousands)
                          1998                                      $   606
                          1999                                          564
                          2000                                          546
                          2001                                          528
                          2002                                          553
                          Thereafter                                    322
                                                                     ------
                                                                     $3,119
                                                                     ======

         Rent expense for facilities and equipment under operating leases was $649,000, $722,000 and $684,000 for the years ended December 31, 1997, 1996, and
1995, respectively.

9.       401(k) Plan

         In October 1992, Lynx adopted a 401(k) Plan covering all of its employees. The 401(k) Plan is intended to qualify under Section 401 of the Code so that contributions by employees or by Lynx to the 401(k) Plan are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by Lynx, if any, will be deductible by Lynx when made. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to 15% (subject to an annual limit prescribed by the Code as described below) and have the amount of such reduction contributed to the 401(k) Plan. Under limitations imposed by the Code, the maximum amount of compensation reduction a participant could elect to have contributed to the 401(k) Plan for the 1997 calendar year was $9,500. This amount is subject to annual adjustments for increases in the cost of living, as determined under Internal Revenue Service regulations. The 401(k) Plan permits, but does not require, additional contributions to the 401(k) Plan by Lynx on behalf of all participants in the 401(k) Plan. In the years ended 1997, 1996 and 1995, the Company contributed $42,088, $37,073 and $22,825, respectively.

10.      Subsequent Events (unaudited)

         In March 1998, Lynx sold its portfolio of phosphorothioate antisense patents and licenses, and its therapeutic oligonucleotide manufacturing facility, to Inex Pharmaceuticals Corporation ("Inex") a Canadian company. As partial consideration in this transaction, Lynx received $3 million in cash and
1.2 million shares of Inex common stock, in three equal installments, with the first 400,000 shares received on the above date, and the second and third installments of stock to be received no later then two and three years, respectively, from the closing date of the transaction. The Inex common stock received by Lynx is subject to certain restrictions on trading for specific periods of time following receipt by Lynx. Lynx is also entitled to receive royalties on future sales of phosphorothioate antisense products. In addition, Lynx has agreed to a royalty-bearing license to Inex for its phosphoroamidate chemistry for certain therapeutic applications in the fields of cancer and inflammation that will be defined later.

                             Lynx Therapeutics, Inc.
             Notes to Consolidated Financial Statements (continued)


10.      Subsequent Events (unaudited)  (continued)

         The agreement requires that Inex will assume the responsibility, going forward, of manufacturing LR-3280, a compound for the prevention of cardiovascular restenosis, for Schwarz Pharma AG ("Schwarz") and Tanabe Seiyaku Co., Ltd. ("Tanabe"). Under agreements signed with Lynx in 1986, Schwarz and Tanabe purchased the rights to market LR-3280 and committed to bear the costs of its continued clinical development. Lynx retains the right to collect, if and when earned, the next milestone payments, totaling $7 million, under the Schwarz and Tanabe agreements, as well as 50% of all future milestone payments and gross profits associated with the continued success in the development and sales of the compound.

         In connection with the aforementioned transaction with Inex, the Company has entered into an agreement to sublease to Inex a portion of its existing facilities under lease. The term of the sublease to Inex is twenty-four months, commencing March 10, 1998. Inex has the option to extend the term of sublease through July 31, 2003, subject to certain conditions. The Company expects to receive aggregate rental payments from Inex of approximately $462,000 over the term of the lease. The Company intends to seek additional sublessees for the remaining portion of its existing facilities not under sublease to Inex.

         On February 27, 1998, the Company entered into a noncancelable lease for additional facilities space. The term of the lease commences on December 15, 1998 and expires on December 14, 2008. Under the terms of the lease, the monthly rental payments are fixed for the first twenty-four months. Thereafter, the monthly rental payments increase, and are subject to annual Consumer Price Index-based adjustments, with minimum and maximum limits. The Company will record rent expense on a straight-line method over the initial lease period. The Company has the option to extend the lease for an additional five year period, subject to certain conditions, with payments to be determined at the time of the exercise of such option. Additionally, the Company has an option (the "Expansion Option"), exercisable on or prior to January 1, 2000, to lease additional building space for expansion purposes. In return for the Expansion Option, the Company may be subject to a nominal carrying cost on the additional space, depending on the timing of the exercise of such option, if ever.

         Minimum annual rental commitments under the above operating lease are as follow:

              Years ending December 31:                        (in thousands)
                      1998                                        $      31
                      1999                                              848
                      2000                                            1,145
                      2001                                            1,465
                      2002                                            1,509
                      Thereafter                                      9,980
                                                                  ---------
                                                                  $  14,978
                                                                  =========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's executive officers, directors and certain employees, and their ages as of December 31, 1997 are as follows:

         Name                                        Age               Company Positions
         ----                                        ---               -----------------
         Sam Eletr, Ph.D.                            58                Chief Executive Officer and
                                                                         Chairman of the Board
         Edward C. Albini                            40                Chief Financial Officer and Secretary
         Timothy G. Geiser, Ph.D.                    55                Vice President, Manufacturing
         Stephen C. Macevicz, Ph.D.                  48                Vice President, Intellectual Property
         Karoly Nikolich, Ph.D.                      49                Vice President, Research
         Gerald Zon, Ph.D.                           52                Vice President, Medicinal Chemistry
         William K. Bowes, Jr.(1)                    71                Director
         Sydney Brenner, M.B., D. Phil.              70                Director
         James C. Kitch(1)                           50                Director
         Kathleen D. La Porte(2)                     36                Director
         Craig C. Taylor(2)                          47                Director
         -----------
         (1)  Member of the Audit Committee
         (2)  Member of the Compensation Committee


         Sam Eletr, Ph.D., has served as Chairman of the Board of the Company since February 1992 and resumed the position of Chief Executive Officer of the Company in November 1996, a position he held from February 1992 through January 1996. In 1981, Dr. Eletr founded Applied Biosystems, Inc., ("ABI"), a manufacturer of instruments and consumables for life science research and related applications, now a wholly-owned subsidiary of Perkin Elmer Corporation, and served as Chairman of the Board of Directors and in various executive positions at ABI from its inception until March 1987. Dr. Eletr acted as a consultant to ABI from September 1990 until July 1992, during which time he undertook to assume the leadership of the Company.

         Edward C. Albini, has served as Chief Financial Officer of the Company since April 1997. He was elected Secretary of the Company in February 1998. From January 1983 to April 1997, Mr. Albini served in various financial management positions with Genentech, Inc., a biotechnology company ("Genentech"). His most recent role at Genentech was as the director of Financial Planning and Analysis. Mr. Albini holds a BS degree in Accounting from Santa Clara University and an MBA degree from Walter A. Haas School of Business at the University of California at Berkeley. Mr. Albini is also a certified public accountant.

         Timothy G. Geiser, Ph.D., has served as Vice President, Manufacturing of Lynx since July 1992. Prior to that time, he was a Senior Scientist at ABI from May 1981 to July 1992 where he had earlier directed DNA chemistry and peptide chemistry research and development activities and later joined with Dr. Zon in 1987 to co-direct the establishment of the DNA Therapeutics Group which led to the formation of Lynx Therapeutics, Inc. He received his Ph.D. in Organic Chemistry from Cornell University.

         Stephen C. Macevicz, Ph.D., joined the Company in September 1995, as Vice President, Intellectual Property. He was Senior Patent Attorney and chief patent counsel at ABI from 1992 to August 1995 and, prior to that, from 1986 to 1992, Patent Counsel at DNAX Research Institute of Molecular and Cellular Biology, a research subsidiary of Schering-Plough Corporation. He received his law degree from University of California, Berkeley (Boalt Hall) in 1984 and his Ph.D. in Biophysics from the University of California, Berkeley in 1979.

         Karoly Nikolich, Ph.D., has served as Vice President, Research of the Company since November 1996 and was Vice President, Biological Research from October 1995 to November 1996. Prior to that time he was a Senior Scientist and Head of the Neuroscience Research Program at Genentech from 1989 to 1995, and a scientist from 1985 to 1989. Dr. Nikolich established the neuroscience program at Genentech and is a widely published and recognized expert in neurotropic factor research. After receiving his doctorate from Eotvos University of Budapest, he was a postdoctoral fellow at Tulane University and prior to joining Genentech, a visiting scientist at the Hormone Research Laboratory, University of California, San Francisco.

         Gerald Zon, Ph.D., has served as Vice President, Medicinal Chemistry and Head of Quality Control and Regulatory Affairs of Lynx since January 1993. Dr. Zon joined Lynx in July 1992. Prior to that time, he served as Senior Scientist at ABI from November 1986 to July 1992, and directed the Food and Drug Administration's Pharmacology Laboratory from 1981 to 1986. Dr. Zon received his Ph.D. in Organic Chemistry from Princeton University, and has over 200 publications in the areas of organic, medicinal and oligonucleotide chemistry.

         Mr. Bowes has served as a director of the Company since March 1994. He has been a general partner of U.S. Venture Partners, a venture capital partnership, since 1981. He currently serves as a director of Amgen, Inc., a biotechnology company, AMCC, an integrated circuit company, XOMA Corporation, a biotechnology company, and one U.S. Venture Partners' privately owned portfolio company.

         Dr. Brenner has served as a director of the Company since October 1993. In July 1996, he was appointed the Director and President of The Molecular Sciences Institute, a non-profit research institute in Berkeley, California. In September 1996 he retired from his position of Honorary Professor of Genetic Medicine, University of Cambridge Clinical School. From 1986 to his retirement in 1991, Dr. Brenner directed the Medical Research Council Unit of Molecular Genetics. He was a member of the Scripps Research Institute in La Jolla, California until December 1994.

         Mr. Kitch has served as a director of the Company since February 1993 and Secretary of Lynx from February 1992 to December 1997. He was a director of ABI, Lynx's predecessor, from August 1986 to February 1993. He is a partner at Cooley Godward LLP, a law firm which has provided legal services to the Company.

         Ms. La Porte has served as a director of the Company since March 1994. She is a general partner of the Sprout Group, the venture capital affiliate of Donaldson, Lufkin and Jenrette. From 1987 to 1993, Ms. La Porte was a principal at Asset Management Company. She currently serves as a director of Onyx Pharmaceuticals, Inc., a biotechnology company, Fem Rx, Inc., a medical device company, and several private companies.

         Mr. Taylor has served as a director of the Company since March 1994 and as Acting Chief Financial Officer from July 1994 to April 1997. He has been active in venture capital since 1977 when he joined Asset Management Company. He is a general partner of AMC Partners 89 L.P., which serves as the general partner of Asset Management Associates 1989 L.P., a private venture capital partnership. He currently serves as a director of Metra BioSystems, Inc., a biotechnology company, Pharmacyclics, Inc., a biotechnology company, and several private companies.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, during the calendar year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain compensation paid by the Company during the calendar years ended December 31, 1997, 1996 and 1995, to its Chief
Executive Officer and each of the four other most highly compensated executive officers whose compensation exceeded $100,000 (the "Named Executive Officers"):

                                         Summary Compensation Table

                                                                                  Long Term
                                                              Annual             Compensation                All Other
Name and Principal Position                    Year          Salary(1)            Options(#)              Compensation(2)
---------------------------                    ----          ---------            ----------              ---------------
Sam Eletr, Ph.D.                               1997          $196,131                    --                     $--
   Chief Executive Officer and                 1996           176,121                32,500                      --
   Chairman of the Board                       1995           170,484               105,000                      --

Timothy G. Geiser, Ph.D.                       1997           156,634(3)                  --                    750
   Vice President, Manufacturing               1996           153,818                    --                     750
                                               1995           142,674                60,000                     750

Stephen C. Macevicz, Ph.D.                     1997           155,886                    --                     750
   Vice President, Intellectual Property       1996           144,505                    --                     750
                                               1995           53,632(4)             106,000                      --

Karoly Nikolich, Ph.D.                         1997           155,889                    --                     750
   Vice President, Research                    1996           150,210                30,000                     750
                                               1995            37,085(5)             70,000                      --

Gerald Zon, Ph.D.                              1997           156,610(6)                 --                     750
   Vice President, Medicinal Chemistry         1996           154,168                    --                     750
                                               1995           143,130                60,000                     750


(1) Includes amounts earned but deferred at the election of the Named Executive Officer pursuant to the Company's 401(k) Plan.
(2) Contributions made by the Company to the Company's 401(k) Plan on behalf of such employee.
(3) Dr. Geiser resigned from the Company in January 1998, in connection with the sale of the phosphorothioate antisense assets to Inex Pharmaceuticals Corporation.
(4) Dr. Macevicz joined the Company in September 1995. The 1995 annual salary represents a partial year.
(5) Dr. Nikolich joined the Company in October 1995. The 1995 annual salary represents a partial year.
(6) Dr. Zon resigned from the Company in January 1998, in connection with the sale of the phosphorothioate antisense assets to Inex Pharmaceuticals Corporation.

         Except as disclosed above, no compensation characterized as long-term compensation, including restricted stock awards issued at a price below fair market value or long-term incentive plan payouts, were paid by the Company during the year ended December 31, 1997, to any of the Named Executive Officers.

Stock Option Grants and Exercises

         There were no grants of stock options to any of the Named Executive Officers in the Summary Compensation Table during the year ended December 31, 1997.


         The following table sets forth certain information concerning the number of options exercised by the Named Officers during the year ended December
31, 1997, and the number of shares covered by both exercisable and unexercisable stock options held by the Named Officers. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding options and the fair market value of the Company's common stock as of December 31, 1997 ($16.25 per share).

          Aggregated Option Exercises in the Year Ended December 31, 1997 and Option Values


                                                                 Number of               Value of Unexercised
                                                            Unexercised Options         In-the-Money Options at
                        Shares                                  at Year-End                  Year-End (1)
                      Acquired on       Value          ---------------------------   ----------------------------
       Name            Exercise      Realized(1)       Exercisable   Unexercisable   Exercisable    Unexercisable
       ----            --------      -----------       -----------   -------------   -----------    -------------
Sam Eletr                --          $  --             185,000          32,500      $2,621,250        $478,075
Timothy G. Geiser        --             --             123,500              --       1,771,025              --
Stephen C. Macevicz      --             --              54,000              --         856,650              --
Karoly Nikolich          --             --              40,000              --         495,000              --
Gerald Zon               --             --             130,750              --       1,883,613              --

(1)      Based on the fair market value of the Company's common stock at December 31, 1997 ($16.25),  minus the exercise price of the option,  multiplied by the number of shares  underlying the options.

Compensation of Directors

         Directors are not compensated by the Company for service as directors.

Compensation Committee Interlocks and Insider Participation

         The Company's Compensation Committee was established in March 1994. There were no officers or employees of the Company who participated in deliberations of the Company's Compensation Committee concerning executive officer compensation during the year ended December 31, 1997.

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Common Stock (on an as-if converted basis) as of February 28, 1998, by (i) each stockholder who is known by the Company to own beneficially more than 5% of the Common Stock (on an as-if converted basis); (ii) each Named
Executive Officer of the Company listed on the Summary Compensation Table below;
(iii) each director of the Company; and (iv) all directors and executive officers of the Company as a group. All Series D preferred stock is held by Hoechst Marion Roussel as reflected in the Common Stock table and as noted in footnote (9).

                                                                          Series B                  Series C
                                            Common Stock(1)          Preferred Stock(1)        Preferred Stock(1)
Name and Address                        ---------------------        ------------------      ---------------------
of Beneficial Owners                    Number     Percent(2)        Number   Percent(2)     Number     Percent(2)
--------------------                    ------     ----------        ------   ----------     ------     ----------
Entities affiliated with
     U.S. Venture Partners IV, L.P.(3)    730,000      10.9%           50,000      15.0%       23,000        18.7%
     2180 Sand Hill Road
     Suite 300
     Menlo Park, CA  94025

Entities affiliated with the
     Sprout Group(4)                      729,980      10.9%           49,999      15.0%       22,999        18.7%
     3000 Sand Hill Road
     Building 4, Suite 270
     Menlo Park, CA  94025

Cannon Street Fund Ltd.                   565,000       8.7%           40,000      12.0%       16,500        13.4%
     c/o Meridian Venture Group
     R.R. Box 272
     Charlottesville, VA  22314

Biotechnology Investments Limited         545,000       8.4%           40,000      12.0%       14,500        11.8%
     c/o Old Court Limited
     P.O. Box 58
     St. Julian's Court
     St. Peter Port
     Guernsey, Channel Islands

Entities affiliated with
     WPG-Farber-Weber Fund(5)             500,000       8.4%               --        N/A           --          N/A
     590 Madison Avenue
     New York, NY  10022





                                                                          Series B                  Series C
                                            Common Stock(1)          Preferred Stock(1)        Preferred Stock(1)
Name and Address                        ---------------------        ------------------      ---------------------
of Beneficial Owners                    Number     Percent(2)        Number   Percent(2)     Number     Percent(2)
--------------------                    ------     ----------        ------   ----------     ------     ----------
     Lombard Odier & Cie(6)               490,000       8.2%               --        N/A           --          N/A
     11 Rue de la Corraterie
     1204 Geneva, Switzerland

Entities affiliated with
     Mehta and Isaly(7)                   450,000       7.6%               --        N/A           --          N/A
     41 Madison Avenue
     New York, NY  10010

Singapore Bio-Innovations Pte, Ltd.       420,000       6.6%           42,000      12.6%           --          N/A
     250 North Bridge Road
     24-00 Raffles City Tower
     Singapore  0617

Entities affiliated with
     Partech International(8)             415,000       6.7%           15,000       4.5%       15,000        12.2%
     101 California Ave., Suite 3150
     San Francisco, CA  94111

Hoechst Marion Roussel(9)                 400,000       6.3%               --        N/A           --          N/A
     10236 Marion Park Drive
     Kansas City, MO  64137-1405

Entities affiliated with
     The Tisch Family(10)                 400,000       6.7%               --        N/A           --          N/A
     667 Madison Avenue
     New York, NY  10021

Asset Management Associates               360,000       5.7%           36,000      10.8%           --          N/A
  1989 L.P.(11)
     2275 East Bayshore Rd., #150
     Palo Alto, CA  94303

Chiron Corporation                        300,000       5.1%               --        N/A           --          N/A
     4360 Horton Street
     Emeryville, CA  94608

Sam Eletr, Ph.D.(12)                      463,759       7.5%               --        N/A           --          N/A
     Lynx Therapeutics, Inc.
     3832 Bay Center Place
     Hayward, CA  94545

William K. Bowes, Jr.(13)                 747,721      11.2%           50,000      15.0%       23,000        18.7%
     U.S. Venture Partners IV, L.P.
     2180 Sand Hill Road
     Suite 300
     Menlo Park, CA  94025



                                                                          Series B                  Series C
                                            Common Stock(1)          Preferred Stock(1)        Preferred Stock(1)
Name and Address                        ---------------------        ------------------      ---------------------
of Beneficial Owners                    Number     Percent(2)        Number   Percent(2)     Number     Percent(2)
--------------------                    ------     ----------        ------   ----------     ------     ----------
Sydney Brenner, M.D., D. Phil.(14)        287,375       4.3%               --        N/A           --          N/A

Timothy G. Geiser(15)                     160,327       2.6%               --        N/A           --          N/A

James C. Kitch(16)                         17,818         **              700         **          300           **

Kathleen D. La Porte(4)                   729,980      10.9%           49,999      15.0%       22,999        18.7%
     Sprout Group
     3000 Sand Hill Road
     Building 4, Suite 270
     Menlo Park, CA  94025

Stephen C. Macevicz, Ph.D.(17)            106,151       1.8%               --        N/A           --          N/A

Karoly Nikolich, Ph.D.(18)                100,000       1.7%               --        N/A           --          N/A

Craig C. Taylor(19)                       371,497       5.9%           36,000      10.8%        1,000           **
     Asset Management Associates
       1989 L.P.
     2275 East Bayshore Rd., #150
     Palo Alto, CA  94303

Gerald Zon, Ph.D.(20)                     160,806       2.6%               --        N/A           --          N/A

All directors and officers              3,195,434      38.1%          136,699      41.1%       47,299        38.4%
     as a group (11 persons)(21)

**Less than one percent.

 (1) Except as otherwise noted, and subject to community property laws where applicable, each person or entity named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by him, her or it. Beneficial ownership of common stock reflects beneficial ownership of Series B preferred stock and Series C preferred stock as set forth in the table, and Series D preferred stock with respect to Hoechst Marion Roussel, as set forth in footnote (9).

 (2) Percentage of beneficial ownership is based on 5,940,269 shares of common stock, 332,288 shares of the Company's Series B preferred stock, 123,299 shares of the Company's Series C preferred stock and 40,000 shares of the Company's Series D preferred stock outstanding as of February 28, 1998, except as otherwise noted in the footnotes. The Series B, Series C and Series D preferred stock will convert into common stock on a ten-for-one basis on March 31, 1998. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options currently exercisable or exercisable within 60 days of February 28, 1998, are deemed outstanding for computing the percentage of the person holding such option but are not deemed outstanding for computing the percentage of any other person.

 (3) Includes 50,000 shares of Series B preferred stock and 23,000 shares of Series C preferred stock held by entities affiliated with U.S. Venture Partners IV, L.P. ("U.S.V.P. IV") Mr. Bowes, a director of the Company, is a general partner of Presidio Management Group IV, the general partner of U.S.V.P. IV. Mr. Bowes shares the power to vote and control the disposition of shares held by U.S.V.P. IV and therefore may be deemed to be the beneficial owner of such shares. Mr. Bowes disclaims beneficial ownership of such shares,  except  to the  extent  of his pro-rata interest therein.

 (4) Includes 49,999 shares of Series B preferred stock and 22,999 shares of Series C preferred stock held by entities affiliated with Sprout Group. Ms. La Porte, a director of the Company, is a general partner of the Sprout Group, an entity affiliated with Sprout Capital VI, Sprout Capital VII and DLJ Capital. Ms. La Porte shares the power to vote and control the disposition of shares held by Sprout Capital VI, Sprout Capital VII and DLJ Capital and therefore may be deemed to be the beneficial owner of such shares. Ms. La Porte disclaims beneficial ownership of such shares, except to the extent of her pro-rata interest therein.

 (5) Includes 500,000 shares of common stock held by entities affiliated with WPG-Farber-Weber Fund.

 (6) Includes 490,000 shares of common stock held by Lombard Odier & Cie as custodian. Lombard Odier & Cie disclaim beneficial ownership of such shares.

 (7) Includes 450,000 shares of common stock held by entities affiliated with the Mehta and Isaly.

 (8) Includes 115,000 shares of common stock, 150,000 shares of Series B preferred stock and 150,000 shares of Series C preferred stock held by entities affiliated with Partech International.

 (9) Consists solely of 40,000 shares of Series D preferred stock, which constitutes 100% of the shares of Series D preferred stock outstanding.

(10) Includes 400,000 shares of common stock held by entities affiliated with the Tisch Family Interests.

(11) Includes 36,000 shares of Series B preferred stock held by Asset Management Associates 1989 L.P. ("Asset 1989 L.P."). Mr. Taylor, a director of the Company, is a general partner of AMC Partners 89, which is the general partner of Asset 1989 L.P. Mr. Taylor shares the power to vote and control the disposition of shares held by Asset 1989 L.P. and therefore may be deemed to be the beneficial owner of such shares. Mr. Taylor disclaims beneficial ownership of such shares, except to the extent of his pro-rata interest therein.

(12) Includes 217,500 shares of common stock issuable upon exercise of Lynx stock options held by Dr. Eletr that are exercisable within 60 days.

(13) See Note 3 above. Common stock amount also includes 17,721 shares held by Mr. Bowes.

(14) Includes 27,375 shares of common stock issuable upon exercise of Lynx stock options held by Sydney Brenner that are exercisable within 60 days.

(15) Includes 123,500 shares of common stock issuable upon exercise of Lynx stock options held by Dr. Geiser that are exercisable within 60 days. Also includes 4 shares of common stock held of record by Dr. Geiser's wife, to which shares Dr. Geiser disclaims beneficial ownership.

(16) Includes 700 shares of Series B preferred stock and 300 shares of Series C preferred stock held by GC&H Investments, an investment partnership of which Mr. Kitch is a general partner. Also includes 1,985 shares of common stock and 5,833 shares of common stock issuable upon the exercise of Lynx stock option held by Mr. Kitch on behalf of GC&H Investments. Mr. Kitch shares the power to vote and control the disposition of such shares and therefore may be deemed to be the beneficial owner of such shares. Mr. Kitch disclaims beneficial ownership of such shares, except to the extent of his pro-rata interest therein.

(17) Includes 54,000 shares of common stock issuable upon exercise of Lynx stock options held by Dr. Macevicz that are exercisable within 60 days.

(18) Includes 40,000 shares of common stock issuable upon exercise of Lynx stock options held by Dr. Nikolich that are exercisable within 60 days.



(19) See Note 11 above. Includes 1,497 shares of common stock and 1,000 shares of Series C preferred stock held by Mr. Taylor.

(20) Includes 130,750 shares of common stock issuable upon exercise of Lynx stock options held by Dr. Zon that are exercisable within 60 days. Also includes 105 shares of common stock held of record by Dr. Zon's wife and 64 shares of common stock issuable upon exercise of Perkin Elmer Options held by Dr. Zon's wife that are fully vested and exercisable, as to which shares Dr. Zon disclaims beneficial ownership.

(21) Common stock amount includes 1,839,980 shares of Series B and Series C preferred stock (common equivalent) held by entities affiliated with certain directors and 599,022 shares of common stock issuable upon exercise of the Company's stock options and Perkin Elmer stock options held by directors and officers that are exercisable within 60 days. See Notes 12 through 20 above.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Corporate Collaborations

See "ITEM 1. BUSINESS" and "Note 3. of the Notes to Consolidated Financial Statements"

         In 1992, ABI distributed all but an aggregate of 299,800 shares of the Lynx common stock it held to its shareholders (the "Distribution"). In connection with this transaction, Lynx granted ABI an option to purchase up to 215,900 shares of Lynx common stock at $0.10 per share which, prior to October 1996, could only be exercised by ABI in connection with the distribution by ABI of Lynx stock to its option holders upon the exercise of ABI stock options outstanding as of the date of the Distribution. In September 1997, the option expired and the remaining shares were canceled.

Transactions with Directors and Executive Officers

         In October 1995, the Company entered into a full-recourse loan agreement with Karoly Nikolich, an officer of the Company. A note receivable of $210,000 was issued under a stock purchase agreement for the purchase of 60,000 shares of common stock whereby all the shares issued under the agreement are pledged as collateral. The outstanding principal amount is due and payable in full in October 2000, subject to an obligation to prepay under specified circumstances. Interest is payable upon the expiration or termination of the note and accrues at the rate of 6.38% per annum.

         In April 1997, the Company entered into a full-recourse loan agreement with Edward C. Albini, an officer of the Company. A note receivable of $250,000 was issued under a stock purchase agreement for the purchase of 50,000 shares of common stock whereby all the shares issued under the agreement are pledged as collateral. The outstanding principal amount is due and payable in full in April 2002, subject to an obligation to prepay under specified circumstances. Interest is payable upon the expiration or termination of the note and accrues at the rate of 6.49% per annum.

         The Company currently has no employment contracts with any Named Executive Officers, and the Company has no compensatory plan or arrangement with Named Executive Officers where the amounts to be paid exceed $100,000 and which are activated upon resignation, termination or retirement of any such executive officer or upon a change in control of the Company.

         For legal services rendered during the calendar year ended December 31, 1997, the Company paid approximately $228,449 to Cooley Godward LLP, the Company's counsel, of which Mr. Kitch, a director of the Company, is a partner.

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

 (a) (1) The following index, Report of Ernst & Young LLP, Independent Auditors and financial statements are set forth on pages 22 through 27 of this report:

         (i)      Report of Ernst & Young  LLP, Independent Auditors.

         (ii)     Consolidated Balance Sheets as of December 31, 1997 and 1996.

         (iii) Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

         (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.

         (v) Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995 .

         (vi)     Notes to Consolidated Financial Statements.

     (2) All schedules are omitted because they are not required, are not applicable, or the information is included in the consolidated financial statement or notes thereto.

     (3) The following documents are filed as Exhibits to this report:

EXHIBIT
NUMBER                        DESCRIPTION OF DOCUMENT
------                        -----------------------
2.1** Acquisition Agreement, dated as of February 4, 1998, by and between the Company and Inex Pharmaceuticals Corporation, incorporated by reference to the indicated exhibit of the Registrant's current report on Form 8-K filed on March 24, 1998.
3.1.1 Certificate of Amendment of Certificate of the Amended and Restated Certificate of Incorporation of the Company.
3.2 Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Registrant's Statement Form 10 (File No. 0-22570), as amended.
3.3 Certificate of Designation of Preferences of Series B Convertible Preferred Stock of the Company, incorporated by reference to the indicated exhibit of the Registrant's Form 10-K for the transition period ended December 31, 1993.
3.4 Certificate of Amendment of Certificate of Designation of Preferences of Series B Convertible Preferred Stock of the Company, incorporated by reference to the indicated exhibit of the Registrant's Form 10-Q for the period ended March 31, 1995.
3.4.1 Certificate of Amendment to Certificate of Designation of Preferences of Series B Convertible Preferred Stock of the Company.
3.4.2 Certificate of Amendment to Certificate of Designation of Preferences of Series B Convertible Preferred Stock of the Company dated September 30, 1997.
3.5 Certificate of Designation of Preferences of Series C Convertible Preferred Stock, incorporated by reference to the indicated exhibit of the Registrant's Form 10-Q for the period ended March 31, 1995.
3.5.1 Certificate of Amendment to Certificate of Designation of Preferences of Series C Convertible Preferred Stock of the Company dated September 30, 1997.
3.5.2 Certificate of Amendment to Certificate of Designation of Preferences of Series C Convertible Preferred Stock of the Company.
3.6 Certificate of Amendment to Certificate of Designation of Preferences of Series D Convertible Preferred Stock of the Company.
4.1 Shareholders Agreement, dated as of October 1, 1992, by and among the Company, Applied Biosystems, Inc. ("ABI") and Chiron Corporation ("Chiron"), incorporated by reference to the indicated exhibit of the Registrant's Statement Form 10 (File No. 0-22570), as amended.
4.2 Form of Common Stock Certificate, incorporated by reference to the indicated exhibit of the Registrant's Statement Form 10 (File No. 0-22570), as amended.
4.3 Form of Series B Preferred Stock Certificate, incorporated by reference to Exhibit 4.4 of the Registrant's Form 10-K for the transition period ended December 31, 1993.
4.4 Form of Series C Preferred Stock Certificate, incorporated by reference to Exhibit 4.5 of the Registrant's Form 10-K for the period ended December 31, 1995.
4.5 Form of Series D Preferred Stock Certificate, incorporated by reference to Exhibit 4.6 of the Registrant's Form 10-K for the period ended December 31, 1995.
10.1 Preferred Stock Purchase Agreement, dated as of October 1, 1992, between the Company and ABI, incorporated by reference to the indicated exhibit of the Registrant's Statement Form 10 (File No. 0-22570), as amended.
10.2 Stock Purchase Agreement, dated as of June 30, 1992, between the Company and Timothy Geiser, incorporated by reference to the indicated exhibit of the Registrant's Statement Form 10 (File No. 0-22570), as amended.
10.3 Stock Purchase Agreement, dated as of June 30, 1992, between the Company and Gerald Zon, incorporated by reference to the indicated exhibit of the Registrant's Statement Form 10 (File No. 0-22570), as amended.
10.4 Stock Purchase Agreement, dated as of August 25, 1992, between the Company and Sam Eletr, incorporated by reference to Exhibit 10.6 of the Registrant's Statement Form 10 (File No. 0-22570), as amended.

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

10.26 Collaboration Agreement , dated as of July 9, 1996, between the Company and Tanabe Seiyaku Co., Ltd., incorporated by reference to
           Exhibit 10.31 of the Registrant's Form 10-Q for the period ended June 30, 1996.
10.27 Collaboration Agreement , dated as of September 30, 1996, between the Company and Schwarz Pharma AG., incorporated by reference to Exhibit
           10.32 of the Registrant's Form 10-Q for the period ended September 20, 1996.
10.28** Technology Services Agreement, dated October 23, 1996, between the Company and BASF Aktiengesellschaft.
10.29 Joint Venture Agreement, dated as of October 23, 1996, between the Company and BASF Aktiengesellschaft.**
10.30 Agreement of Merger, dated as of October 23, 1996, between the Company and Spectragen, Inc.
10.31+ Separation Agreement, dated as of November 1, 1996, between the Company and David W. Martin, Jr., M.D.
10.32+ Stock Purchase Agreement dated as of April 14, 1997, between the Company and Edward C. Albini.
10.33 First Amemdment to Technology Development and Services Agreement, dated September 1, 1997, between the Company and Hoechst Aktiengesellschaft and its Subsidiary, Hoechst Marion Roussel, incorporated by reference to Exhibit 10.32 of the Registrant's Form 10-Q for the period ended September 30, 1997.
10.34 Form of Common Stock Purchase Agreement, dated as of September 28, 1997, by and between the Company and the investors listed therein, incorporated by reference to the Exhibit 4.1 of the Registrant's Registration Statement on Form S-3, filed on October 31, 1997 (File No. 333-39171).
21.1       Subsidiaries of the Company.
23.1       Consent of Ernst & Young LLP, Independent Auditors.
24.1       Power of Attorney.  Reference is made to page 52.
27.0       Financial Data Table for the period ended December 31, 1997.
27.1       Financial Data Table for the period ended December 31, 1996.

------------------------------
(+)        Management contract or compensatory plan or arrangement.
** Portions of this agreement have been deleted pursuant to our request for confidential treatment

(b)        Reports on Form 8-K
           Not applicable

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) Securities Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March 1998.

                                             LYNX THERAPEUTICS, INC.


                                              By:  /s/  Sam Eletr
                                                  -----------------------------
                                                         Sam Eletr, Ph.D.
                                                       Chairman of the Board

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
              Signature                                         Title                                   Date
              ---------                                         -----                                   ----


         /s/  Sam Eletr                              Chief Executive Officer and
--------------------------------------                  Chairman of the Board
         Sam Eletr                                  (Principal Executive Officer)                 March 27, 1998

         /s/  Edward C. Ablini                  Chief Financial Officer and Secretary
--------------------------------------      (Principal Financial and Accounting Officer)          March 27, 1998
         Edward C. Albini

         /s/  William K. Bowes, Jr.                           Director                            March 27, 1998
--------------------------------------
         William K. Bowes, Jr.

         /s/  Sydney Brenner                                  Director                            March 27, 1998
--------------------------------------
         Sydney Brenner

         /s/  James C. Kitch                                  Director                            March 27, 1998
--------------------------------------
         James C. Kitch

         /s/  Kathleen D. La Porte                            Director                            March 27, 1998
--------------------------------------
         Kathleen D. La Porte

         /s/  Craig C. Taylor                                 Director                            March 27, 1998
--------------------------------------
         Craig C. Taylor

                                      52.