Form 10-Q
period 1998-03-31
LYNX THERAPEUTICS INC
filed 1998-05-13
CIK 913275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO
     ___________.


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

                                    Yes X   No

The number of shares of Common Stock outstanding as of April 30, 1998, was 11,099,718. The aggregate market value of the common stock of the Registrant held by non-affiliates as of April 30, 1998 was $87,186,929.

                             Lynx Therapeutics, Inc.


                                      INDEX


PART I      FINANCIAL INFORMATION                                           Page
                                                                            ----

Item 1.     Condensed Consolidated Balance Sheets - March 31, 1998
                and December 31, 1997........................................ 3

            Condensed Consolidated Statements of Operations - three months ended March 31, 1998 and 1997............................... 4

            Condensed Consolidated Statements of Cash Flows - three months ended March 31, 1998 and 1997................................ 5

            Notes to Condensed Consolidated Financial Statements............. 6

Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations................ 8


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings................................................10

Item 2.     Changes in Securities............................................10

Item 3.     Defaults Upon Senior Securities..................................10

Item 4.     Submission of Matters to a Vote of Security Holders..............10

Item 5.     Other Information................................................10

Item 6.     Exhibits and Reports on Form 8-K.................................10

Signatures  .................................................................11

PART I            FINANCIAL INFORMATION
Item 1.           Financial Statements

                                                       Lynx Therapeutics, Inc.
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (In thousands)

                                                                                                    March 31,           December 31,
                                                                                                      1998                  1997*
                                                                                                    -------------------------------
                                                                                                   (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                                        $ 15,379               $  8,798
   Short-term investments                                                                              8,720                 16,132
   Accounts receivable                                                                                   350                    244
   Other current assets                                                                                  163                    199
                                                                                                    -------------------------------
Total current assets                                                                                  24,612                 25,373

Property and equipment:
   Leasehold improvements                                                                              3,803                  3,795
   Laboratory and other equipment                                                                      2,807                  3,562
                                                                                                    -------------------------------
                                                                                                       6,610                  7,357
   Less accumulated depreciation and amortization                                                     (2,709)                (3,588)
                                                                                                    -------------------------------
Net property and equipment                                                                             3,901                  3,769

Notes receivable from employees                                                                           49                    125
Long-term investments                                                                                  1,747                   --
                                                                                                    -------------------------------
                                                                                                    $ 30,309               $ 29,267
                                                                                                    ===============================
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                                                 $  1,299               $    210
   Accrued compensation                                                                                  177                    289
   Accrued professional fees                                                                             151                    179
   Deferred revenue from related parties                                                               1,604                  2,292
   Other accrued liabilities                                                                             437                    528
                                                                                                    -------------------------------
Total current liabilities                                                                              3,668                  3,498

Other noncurrent liabilities                                                                             187                    179

Stockholders' equity:
   Preferred stock                                                                                      --                   27,189
   Common stock                                                                                       74,357                 46,640
   Notes receivable from stockholders                                                                   (460)                  (460)
   Deferred compensation                                                                              (5,064)                (5,394)
   Accumulated other comprehensive income (loss)                                                         (31)                   (45)
   Accumulated deficit                                                                               (42,348)               (42,340)
                                                                                                    -------------------------------
Total stockholders' equity                                                                            26,454                 25,590
                                                                                                    ===============================
                                                                                                    $ 30,309               $ 29,267
                                                                                                    ===============================

*    The Balance  Sheet  amounts at December 31, 1997 have been derived from audited  financial  statements  at that date but do not include all of the  information  and footnotes  required by generally  accepted  accounting  principles for complete  financial statements.

                                                       See accompanying notes.



                             Lynx Therapeutics, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                            Three Months Ended
                                                                March 31,
                                                           --------------------
                                                             1998         1997
                                                           -------      -------

 Net revenues:
    Revenues from collaborative arrangements with          $   688      $ 1,063
    related parties
    Other revenues                                             126           72
                                                           --------------------
 Total revenues                                                814        1,135

 Operating  expenses:
    Research and development                                 3,842        3,075
    General and administrative                                 492          425
                                                           --------------------
 Total operating  expenses                                   4,334        3,500
                                                           --------------------

 Loss from operations                                       (3,520)      (2,365)

 Interest income                                               336          171
 Gain on sale of Antisense Business                          3,176         --
                                                           --------------------
 Net loss                                                  $    (8)     $(2,194)
                                                           ====================

 Basic and diluted net loss per share                      $ (0.00)     $ (0.80)
                                                           ====================

 Shares used in per share computation                        5,729        2,759
                                                           ====================

                             See accompanying notes.

                                                       Lynx Therapeutics, Inc.
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In thousands)
                                                             (Unaudited)

                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                        ---------------------------
                                                                                                          1998               1997
                                                                                                        --------           --------
Cash flows from operating activities
Net loss                                                                                                $     (8)          $ (2,194)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                                           355                300
     Amortization of deferred compensation                                                                   330                180
     Non-cash consideration received and costs incurred on the sale of the
       Antisense Business, net                                                                              (417)              --
     Changes in operating assets and liabilities:
         Accounts receivable                                                                                (106)                46
         Other current assets                                                                                 36                 67
         Accounts payable                                                                                  1,089                 74
         Accrued liabilities                                                                                (231)              (191)
         Deferred revenue from related party                                                                (688)            (1,063)
         Other noncurrent liabilities                                                                          8                  8
                                                                                                        ---------------------------
Net cash provided by (used in) operating activities                                                          368             (2,773)

Cash flows from investing activities
Purchases of short-term investments                                                                       (5,667)              --
Maturities of short-term investments                                                                      13,093              1,975
Purchases of long-term investments                                                                          (865)              --
Purchases of property and equipment                                                                         (697)              (865)
Notes receivable from employees                                                                               (9)                (5)
                                                                                                        ---------------------------
Net cash provided by investing activities                                                                  5,855              1,105

Cash flows from financing activities
Issuance (repurchase) of common stock                                                                        358                (32)
                                                                                                        ---------------------------
Net cash provided by (used in) financing activities                                                          358                (32)
                                                                                                        ---------------------------

Net increase (decrease) in cash and cash equivalents                                                       6,581             (1,700)
Cash and cash equivalents at beginning of period                                                           8,798             12,109
                                                                                                        ---------------------------
Cash and cash equivalents at end of period                                                              $ 15,379           $ 10,409
                                                                                                        ===========================

                                                       See accompanying notes.



                             Lynx Therapeutics, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998
                                   (Unaudited)


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

2.       Basis of Presentation

         The accompanying condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). Certain prior year amounts have been reclassified to conform with current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Commission rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the quarter ended March 31, 1998, are not necessarily indicative of the results for the full year.

         The unaudited condensed consolidated financial statements include all accounts of the Company and its wholly owned subsidiary, Lynx GmbH, formed under the laws of the Federal Republic of Germany. All significant intercompany balances have been eliminated.

         These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company's year ended December 31, 1997, included in its annual report on Form 10-K filed with the Securities and Exchange Commission.

3.       Summary of Significant Accounting Policies

Net Loss Per Share

         In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS" 128), "Earnings Per Share" ("EPS"), effective for periods ending after December 15, 1997. SFAS 128 requires that companies present two measures of earnings per share, basic and diluted.

         Basic loss per share is calculated by dividing net income or loss applicable to common shareholders by the weighted average number of common shares outstanding, net of certain common shares outstanding which are subject to continued vesting and the Company's right of repurchase, while diluted EPS reflects the potential dilution of securities that could share in the earnings of the company, to the extent such securities are dilutive. Basic and diluted loss per share are equivalent for all periods presented herein due to the Company's net loss. The Company has adopted SFAS 128 for annual and interim financial statements issued after December 15, 1997, and has calculated and restated EPS in accordance with SFAS 128 for each period in which an income statement is reported. The following have been excluded from the calculation of loss per share because the effect of inclusion would be antidilutive: approximately 270,000 common shares which are outstanding but are subject to the Company's right of repurchase which expires ratably over 5 years, and options to purchase approximately 1,400,000 shares of common stock at a weighted average price of $4.67 per share. Additionally, all periods prior to March 31, 1998 exclude approximately 500,000 shares of Series B, C, and D convertible preferred stock. On March 31, 1998, the preferred stock converted to common stock on a ten-for-one basis. The converted shares are, and will be, included in the calculations of basic EPS in all periods including, and subsequent to, March 31, 1998. (See Note 5)

Comprehensive Income

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards, No. 130 ("SFAS 130"), Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

         During the first quarter of 1998 and 1997, total comprehensive loss amounted to $39,000 and $2.2 million, respectively.

4.       Sale of the Antisense Business

         On March 10, 1998, Lynx sold its portfolio of phosphorothioate antisense patents and licenses, and its therapeutic oligonucleotide manufacturing facility (collectively, the "Antisense Business"), to Inex Pharmaceuticals Corporation ("Inex") a Canadian company. As partial consideration in this transaction, Lynx received $3 million in cash and will receive 1.2 million shares of Inex common stock, in three equal installments, with the first 400,000 shares received on the above date, and the second and third installments of stock to be received no later than two and three years, respectively, from the closing date of the transaction. The Inex common stock received by Lynx is subject to certain restrictions on trading for specific periods of time following receipt by Lynx. Lynx is also entitled to receive royalties on future sales of phosphorothioate antisense products. In addition, Lynx has agreed to a royalty-bearing license to Inex for its phosphoroamidate chemistry for certain therapeutic applications in the fields of cancer and inflammation that will be defined later.

         The gain on the sale of the Antisense Business is based on the cash and the first installment of the Inex common stock received on the transaction date, net of the book value of the assets transferred to Inex and certain other costs associated with the transaction and incurred by Lynx. The Inex common stock is classified in long term assets.

5.        Conversion of Preferred Stock to Common Stock

         On March 31, 1998, pursuant to the Amended and Restated Certificate of Designation dated September 30, 1997, all of the shares of Series B, Series C, and Series D preferred stock were converted into common stock on a ten-for-one basis. The inclusion of these shares in both the basic and diluted earnings per share will have a significant impact on the earnings per share amounts in 1998 and subsequent years. The net loss per share for the quarter ending March 31, 1998, would have been $(0.00) if the Series B, Series C and Series D preferred stock were converted to common stock on January 1, 1998.

6.       New Facility Lease

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the Company's annual report (Form 10-K) filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1997.

Overview

Results of Operations

Revenue

         Revenue was $0.8 million and $1.1 million for the quarters ended March 31, 1998 and 1997, respectively. Revenues for 1998 included $0.7 million earned under a collaborative agreement with BASF AG ("BASF"), and approximately $0.1 million in other revenue, primarily compound for use in clinical trials. The 1997 revenues included $0.7 million from BASF and $0.4 million from Hoechst AG and Hoechst Marion Roussel (collectively, "Hoechst") earned under collaborative agreements. Revenue will continue to fluctuate based on activity with current and potential corporate partners and achievement of milestones.

Operating Expenses

         Research and development expenses were $3.8 million and $3.1 million in the quarters ended March 31, 1998 and 1997, respectively. The increase was due to the building of production capacity for the anticipated commercial application of the Company's novel, proprietary massively parallel technologies, and to higher amortization of deferred compensation related to the grant of stock options, partially offset by reduced funding to various laboratories under collaborative research agreements. Lynx expects to incur substantial and increasing research and development expenses due to planned spending for ongoing technology development and implementation, and new research applications.

         General and administrative expenses were $492,000 for the quarter ended March 31, 1998, compared to $425,000 for the quarter ended March 31, 1997. The increase was due to higher headcount-related expenses. Lynx expects to continue to incur substantial administrative expenses in support of its research and development efforts.

Interest Income

         Interest income was $336,000 and $171,000 for the quarters ended March 31, 1998 and 1997 respectively. The increase was due to a higher average cash balance in the quarter ended March 31, 1998 than in the same quarter in 1997.

Gain on Sale of Antisense Business

         Other income of $3.2 million for the quarter ended March 31, 1998 was comprised of the gain on the sale of Lynx's portfolio of phosphorothioate antisense patents and licenses, and its therapeutic oligonucleotide manufacturing facility (collectively, the "Antisense Business") to Inex
Pharmaceuticals Corporation ("Inex"). As partial consideration in this transaction, Lynx received $3 million in cash and will receive 1.2 million shares of Inex common stock, in three equal installments, with the first 400,000 shares received on March 10, 1998, and the second and third installments of stock to be received no later than two and three years, respectively, from the closing date of the transaction. The Inex common stock received by Lynx is subject to certain restrictions on trading for specific periods of time following receipt by Lynx.

         The gain on the sale of the Antisense Business reflects on the cash and the first installment of the Inex common stock received on the transaction date, net of the book value of the assets transferred to Inex and certain other costs associated with the transaction and incurred by Lynx.

Liquidity and Capital Resources

         Net cash provided by operating activities of $367,000 for the quarter ended March 31, 1998, differed from the net loss for the same period in 1997, primarily due to increases in payables, the non-cash consideration received and costs incurred on the sale of the Antisense Business, current period recognition of a portion of previously deferred revenue, depreciation and amortization, and deferred compensation expense. Net cash provided by investing activities related to maturities of short-term investments partially offset by purchases of capital equipment. Net cash provided by financing activities related to the exercise of stock options by employees. Cash and equivalents were $15.4 million at March 31, 1998.

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

         Lynx expects to incur substantial and increasing research and development expenses and intends to seek additional financing, as needed, through contractual arrangements with corporate partners and equity or debt offerings. There can be no assurance that any additional financing required by Lynx will be available or, if available, will be on terms favorable to Lynx. The Company believes that, at current spending levels, its existing capital resources and interest income thereon will enable it to maintain its current and planned operations at least through mid-1999.

Impact of Year 2000

         The Company has completed an assessment of its computer operating systems and related software and, with only a few minor exceptions, has found them to be Year 2000 compliant. The Company's exposure is limited due to the fact that most of its computers and software were acquired within the past five years and were Year 2000 compliant at purchase. The Company plans to replace the operating systems on the few non-compliant computers before 2000 and expects that the cost will be immaterial. The Company believes that even if such modifications are not made, there will be no adverse impact on operations. However, Year 2000 problems may affect the computer systems of the Company's business partners, vendors, customers, and financial service organizations with which the Company interacts. The Company is in the process of developing a plan to determine the impact that third parties which are not Year 2000 compliant may have on the operations of the Company. There can be no assurance that such plan will be able to address fully, or at all, the "Year 2000 issue" which could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

Item 5.           Other Information
                      None

Item 6.           Exhibits and Reports on Form 8-K.

                      a) Exhibits - The following documents are filed as Exhibits to this report:

                           Exhibit
                           Number         Description
                           ------         -----------

                           10.35* Lease, dated as of February 27, 1998, between the Company and SimFirst, L.P. limited partnership

                           27.1           Financial Data Schedule


                          *Portions of this agreement have been deleted pursuant
                           to our request for confidential treatment.

                      b) The Company filed a Current Report on Form 8-K on March 24, 1998, reporting under Item 2 that the Company had sold its portfolio of phosphorothioate antisense patents and licenses, and its therapeutic oligonucleotide manufacturing facility, to Inex Pharmaceuticals Corporation of Vancouver, Canada.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            LYNX THERAPEUTICS, INC.

                                            /s/  Sam Eletr
                                            ------------------------------------
                                            By:      Sam Eletr, Ph.D.
                                                     Chief Executive Officer and
                                                     Chairman of the Board
                                            Date:    May 13, 1998


                                            /s/  Edward C. Albini
                                            ------------------------------------
                                            By:      Edward C. Albini
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)
                                            Date:    May 13, 1998