Form 10-Q
period 1998-06-30
LYNX THERAPEUTICS INC
filed 1998-08-12
CIK 913275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


  X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
-----   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

                                      OR

        TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
-----   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_________ TO________.


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

                            Yes    X      No
                                -------      ------


The number of shares of Common Stock outstanding as of July 31, 1998 was 11,121,963. The aggregate market value of the common stock of the Registrant held by non-affiliates as of July 31, 1998 was $106,908,592.

                                              Lynx Therapeutics, Inc.

                                                       INDEX


PART I            FINANCIAL INFORMATION (unaudited)                                                            Page
Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets - June 30, 1998
                      and December 31, 1997...............................................................        3

                  Condensed Consolidated Statements of Operations - three and six months
                       ended June 30, 1998 and 1997.......................................................        4

                  Condensed Consolidated Statements of Cash Flows - six months
                      ended June 30, 1998 and 1997........................................................        5

                  Notes to Condensed Consolidated Financial Statements....................................        6

Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.......................................        8


PART II           OTHER INFORMATION

Item 1.           Legal Proceedings.......................................................................       10

Item 2.           Changes in Securities...................................................................       10

Item 3.           Defaults Upon Senior Securities.........................................................       10

Item 4.           Submission of Matters to a Vote of Security Holders.....................................       10

Item 5.           Other Information......................................................................        10

Item 6.           Exhibits and Reports on Form 8-K.......................................................        10

Signatures        ........................................................................................       11

PART I            FINANCIAL INFORMATION
Item 1.           Financial Statements

                                              Lynx Therapeutics, Inc.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (In thousands)
                                                                              June 30,           December 31,
                                                                                1998                 1997*
                                                                       --------------------------------------------
                                                                            (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                  $   5,669            $    8,798
   Short-term investments                                                        15,824                16,132
   Accounts receivable                                                              108                   244
   Other current assets                                                             318                   199
                                                                       --------------------------------------------
Total current assets                                                             21,919                25,373

Property and equipment:
   Leasehold improvements                                                         4,181                 3,795
   Laboratory and other equipment                                                 3,023                 3,562
                                                                       --------------------------------------------
                                                                                  7,204                 7,357
   Less accumulated depreciation and amortization                                (3,007)               (3,588)
                                                                       --------------------------------------------
Net property and equipment                                                        4,197                 3,769

Notes receivable from employees                                                      34                   125
Long-term investments                                                               883                   ---
                                                                       --------------------------------------------
                                                                              $  27,033            $   29,267
                                                                       ============================================
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                           $     583            $      210
   Accrued compensation                                                             297                   289
   Accrued professional fees                                                        138                   179
   Deferred revenue from related parties                                            917                 2,292
   Other accrued liabilities                                                        419                   528
                                                                       --------------------------------------------
Total current liabilities                                                         2,354                 3,498

Other noncurrent liabilities                                                        194                   179

Stockholders' equity:
   Preferred stock                                                                  ---                27,189
   Common stock                                                                  74,587                46,640
   Notes receivable from stockholders                                              (423)                 (460)
   Deferred compensation                                                         (4,768)               (5,394)
   Accumulated other comprehensive income (loss)                                      2                   (45)
   Accumulated deficit                                                          (44,913)              (42,340)
                                                                       --------------------------------------------
Total stockholders' equity                                                       24,485                25,590
                                                                       --------------------------------------------
                                                                              $  27,033            $   29,267
                                                                       ============================================

*The Balance Sheet amounts at December 31, 1997 have been derived from audited financial statements at that date but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                             See accompanying notes.

                                              Lynx Therapeutics, Inc.
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (In thousands, except per share amounts)
                                                    (Unaudited)


                                                                  Three Months Ended                Six Months Ended
                                                                       June 30,                         June 30,
                                                        -------------------------------------------------------------------
                                                                 1998               1997           1998           1997
                                                                 ----               ----           ----           ----
        Net revenues:
           Revenues from collaborative arrangements
             with related parties                             $    687          $  1,224          $  1,375       $  2,287
           Other revenues                                            4                98               130            170
                                                        -------------------------------------------------------------------
        Total revenues                                             691             1,322             1,505          2,457

        Operating  expenses:
           Research and development                              3,071             3,377             6,913          6,452
           General and administrative                              509               591             1,001          1,017
                                                        -------------------------------------------------------------------
        Total operating  expenses                                3,580             3,968             7,914          7,469
                                                        -------------------------------------------------------------------

        Loss from operations                                    (2,889)           (2,646)           (6,409)        (5,012)

        Interest income                                            324               133               660            304
        Gain on sale of Antisense Business                         ---               ---             3,176            ---
                                                        -------------------------------------------------------------------
        Net loss                                              $ (2,565)         $ (2,513)         $ (2,573)      $ (4,708)
                                                        ===================================================================

        Basic and diluted net loss per share                  $  (0.24)         $  (0.89)         $  (0.31)      $  (1.69)
                                                        ===================================================================

        Shares used in per share computation                    10,884             2,815             8,306          2,787
                                                        ===================================================================

                             See accompanying notes.

                                              Lynx Therapeutics, Inc.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                ------------------------------------
                                                                                       1998             1997
                                                                                       ----             ----
Cash flows from operating activities
Net loss                                                                             $   (2,573)      $   (4,708)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                          653              631
     Amortization of deferred compensation                                                  626              293
     Non-cash consideration received and costs incurred on the sale of the
       Antisense Business, net                                                             (418)              --
     Changes in operating assets and liabilities:
         Accounts receivable                                                                136              (73)
         Other current assets                                                              (119)              91
         Accounts payable                                                                   373              (80)
         Accrued liabilities                                                               (142)            (153)
         Deferred revenue from related party                                             (1,375)          (2,126)
         Other noncurrent liabilities                                                        15               16
                                                                                ------------------------------------
Net cash provided by (used in) operating activities                                      (2,824)          (6,109)

Cash flows from investing activities
Purchases of short-term investments                                                     (18,260)              --
Maturities of short-term investments                                                     18,615            1,968
Purchases of property and equipment                                                      (1,290)          (1,243)
Other assets                                                                                  5             (264)
                                                                                ------------------------------------
Net cash provided by (used in) investing activities                                        (930)             461

Cash flows from financing activities
Issuance of common stock                                                                    625              257
                                                                                ------------------------------------
Net cash provided by (used in) financing activities                                         625              257
                                                                                ------------------------------------

Net increase (decrease) in cash and cash equivalents                                     (3,129)          (5,391)
Cash and cash equivalents at beginning of period                                          8,798           12,109
                                                                                ------------------------------------
Cash and cash equivalents at end of period                                           $    5,669       $    6,718

Supplemental schedule of non-cash investing activities
Following are the effects of the non-cash transactions relating to the sale of the Antisense Business
Assets sold, net of depreciation                                                     $      210               --
                                                                                ====================================
Inex stock received                                                                  $      882               --
                                                                                ====================================

                             See accompanying notes.

                                                                    Page 5 of 11

                             Lynx Therapeutics, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1998
                                   (Unaudited)


1.       Ownership and Nature of Business

         Lynx Therapeutics, Inc. ("Lynx" or the "Company"), was incorporated in February 1992 under the laws of the State of Delaware. Lynx is currently focused on developing its proprietary, highly parallel technologies for the handling and characterization of DNA molecules and fragments. The Company expects these technologies will contribute to a number of applications including gene discovery, characterization of gene function, identification of disease-associated genomic sequences such as polymorphisms, and the study of non-human genomes such as commercially important plants and animals.

2.       Basis of Presentation

         The accompanying condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). Certain prior year amounts have been reclassified to conform with current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Commission rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the quarter and six months ended June 30, 1998, are not necessarily indicative of the results for the full year.

         The unaudited condensed consolidated financial statements include all accounts of the Company and its wholly owned subsidiary, Lynx GmbH, formed under the laws of the Federal Republic of Germany. All significant intercompany balances have been eliminated.

         These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company's year ended December 31, 1997, included in its annual report on Form 10-K filed with the Commission.

3.       Summary of Significant Accounting Policies

Net Loss Per Share

         Basic loss per share is calculated by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding, net of certain common shares outstanding which are subject to continued vesting and the Company's right of repurchase, while diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company, to the extent such securities are dilutive. Basic and diluted loss per share are equivalent for all periods presented herein due to the Company's net losses for such periods. The Company has adopted SFAS 128 for annual and interim financial statements issued after December 15, 1997, and has calculated and restated EPS in accordance with SFAS 128 for each period in which an income statement is reported. The following have been excluded from the calculation of loss per share because the effect of inclusion would be antidilutive: approximately 212,000 common shares which are outstanding but are subject to the Company's right of repurchase which expires ratably over 5 years, and options to purchase approximately 1,378,000 shares of common stock at a weighted average price of $5.11 per share. Additionally, all periods prior to March 31, 1998 exclude approximately 500,000 shares of Series B, C, and D convertible preferred stock. On March 31, 1998, the preferred stock converted to common stock on a ten-for-one basis. The converted shares are included in the calculations of basic EPS in all periods including, and subsequent to, March 31, 1998.

Comprehensive Income

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards, No. 130 ("SFAS 130"), "Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

         Total comprehensive loss during the quarters ended June 30, 1998 and 1997 was $2.6 and $2.5 million, respectively. During the first half of 1998 and 1997, total comprehensive loss amounted to $2.6 million and $4.7 million, respectively.

4.       Collaborative Arrangements

         Effective May 1, 1998, the Company amended and restated the amendment, dated September 1, 1997, to the Technology Development and Services Agreement, dated October 2, 1995, between Lynx and Hoechst Marion Roussel, Inc. and its affiliates (collectively, "Hoechst"). The restated amendment extends the term of the agreement and will have no impact on the operations of the Company.

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

Overview

Results of Operations

Revenue

         Revenues for the second quarter and six-month period ending June 30, 1998, were $0.7 million and $1.5 million, respectively, as compared to $1.3 million and $2.5 million for the second quarter and six-month period ending June 30, 1997, respectively. Revenues for 1998 include $0.7 million in the second quarter and $1.4 million in the six-month period earned under an agreement with BASF AG ("BASF") for access to gene expression analysis services to be performed by Lynx. The 1997 revenue includes $0.7 million from BASF and $0.4 million from Hoechst in the second quarter and $1.4 million from BASF and $0.8 million from Hoechst in the six-month period, earned under agreements for access to gene expression analysis services.

Operating Expenses

         Research and development expenses of $3.1 million in the three months ended June 30, 1998, compared to $3.4 million in the same period of 1997, were lower primarily due to the March 1998 sale of the Company's portfolio of phosphorothioate antisense patents and licenses, and its therapeutic oligonucleotide manufacturing facility (collectively, the "Antisense Business"). Research and development expenses in the six-month period ended June 30, 1998 were $6.9 million, compared to $6.5 million in the six months ended June 30, 1997, reflecting the Company's efforts to build its production capacity for the anticipated commercial application of its technologies. Lynx expects to continue to incur substantial research and development expenses due to planned spending for ongoing technology development and implementation, and new research applications.

         General and administrative expenses were $0.5 million and $0.6 million in the three months ended June 30, 1998 and 1997, respectively. The decrease was the result of lower outside professional fees. General and administrative expenses in the six-month period ended June 30, 1998 were $1.0 million, unchanged from the six-month period ended June 30, 1997. Lynx expects to continue to incur substantial administrative expenses in support of its research and development efforts.

Interest Income

         Interest income was $0.3 million and $0.7 million in the three and six months ended June 30, 1998, compared to $0.1 million and $0.3 million in the three and six months ended June 30, 1997. The increase was due to higher average cash balances in 1998 than in the same periods in 1997.

Gain on Sale of Antisense Business

         Other income of $3.2 million for the six months ended June 30, 1998, was comprised of the gain on the sale of Lynx's Antisense Business to Inex Pharmaceuticals Corporation ("Inex") in March 1998. As partial consideration in this transaction, Lynx received $3 million in cash and will receive 1.2 million shares of Inex common stock, in three equal installments, with the first 400,000 shares received on March 10, 1998, and the second and third installments of stock to be received no later than two and three years, respectively, from the closing date of the transaction. The Inex common stock received by Lynx is subject to certain restrictions on trading for specific periods of time following receipt by Lynx.

Liquidity and Capital Resources

         Net cash used in operating activities of $2.8 million for the six months ended June 30, 1998, differed from the net loss for the same period primarily due to current period recognition of a portion of previously deferred revenue, deferred compensation expense, depreciation and amortization, the non-cash consideration received and costs incurred on the sale of the Antisense Business, and changes in other current assets and liabilities. Net cash used in investing activities related to purchases of capital equipment, partially offset by maturities of short-term investments. Net cash provided by financing activities related to the exercise of stock options by employees. Cash and equivalents were $5.7 million at June 30, 1998.

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

         Lynx expects to incur substantial and increasing research and development expenses and intends to seek additional financing, as needed, through contractual arrangements with corporate partners and equity or debt offerings. There can be no assurance that any additional financing required by Lynx will be available or, if available, will be on terms favorable to Lynx. The Company believes that, at current spending levels, its existing capital resources and interest income thereon will enable it to maintain its current and planned operations through mid-1999.

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

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings
                 None

Item 2.      Changes in Securities
                 None

Item 3.      Defaults upon Senior Securities
                 None

Item 4.      Submission of Matters to a Vote of Security Holders
             At the Company's 1998 annual meeting of stockholders held on May 18, 1998, stockholders voted on the following:

             Proposal I - Election of Directors:

                 Nominee                            For                 Withheld
                 -------                            ---                 --------
                 Sam Eletr                       7,976,262                41,429
                 William K. Bowes                7,975,920                41,771
                 Sydney Brenner                  8,013,392                 4,299
                 James C. Kitch                  7,970,360                47,331
                 Kathleen D. La Porte            7,975,882                41,809
                 Craig C. Taylor                 7,976,269                41,422

             Proposal  II - Approval  of the 1992  Stock  Option  Plan,  as
             Amended:
                 For              Against           Abstain            Non-Vote
                 ---              -------           -------            --------

               6,158,126          142,968         1,045,056            671,541

             Proposal III - Approval of the 1998 Employee Stock Purchase Plan:
                 For              Against           Abstain            Non-Vote
                 ---              -------           -------            --------

               6,180,773          120,501         1,044,876            671,541

             Proposal IV - Ratification of Selection of Independent Auditors:
                 For              Against           Abstain            Non-Vote
                 ---              -------           -------            --------

               6,987,458            2,089           483,144                   0

Item 5.      Other Information
                 Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide specified information to the Company before December 14, 1998 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).

Item 6.      Exhibits and Reports on Form 8-K.
                      a) Exhibits - The following documents are filed as Exhibits to this report:

                      Exhibit Number         Description
                      --------------         -----------

                           10.36* Amended and Restated First Amendment to Technology Development and Services Agreement, dated May 1, 1998, between the Company and Hoechst Marion Roussel, and its affiliates.

                           27.1          Financial Data Schedule

                  *Portions of this agreement have been deleted pursuant to our request for confidential treatment.

                      b) No reports on Form 8-K were filed during the quarter ended June 30, 1998

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LYNX THERAPEUTICS, INC.

                                             /s/ Sam Eletr
                                            ------------------------------------
                                            By:      Sam Eletr, Ph.D.
                                                     Chief Executive Officer and
                                                     Chairman of the Board
                                            Date:    August 12, 1998

                                             /s/ Edward C. Albini
                                            ------------------------------------
                                            By:      Edward C. Albini
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)
                                            Date:    August 12, 1998

                                  EXHIBIT INDEX



    Exhibit Number         Description
    --------------         -----------

         10.36* Amended and Restated First Amendment to Technology Development and Services Agreement, dated May 1, 1998, between the Company and Hoechst Marion Roussel, and its affiliates.

         27.1          Financial Data Schedule

*Portions of this agreement have been deleted pursuant to our request for confidential treatment.