Form 10-Q
period 1998-09-30
LYNX THERAPEUTICS INC
filed 1998-11-16
CIK 913275

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    Form 10-Q

(Mark One)

( X )  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

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

The number of shares of Common Stock outstanding as of October 30, 1998 was 11,124,662. The aggregate market value of the common stock of the Registrant held by non-affiliates as of October 30, 1998 was $84,710,652.

                         Lynx Therapeutics, Inc.

                                 INDEX

PART I       FINANCIAL INFORMATION (unaudited)

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets - September 30, 1998
                 and December 31, 1997.......................................3

             Condensed Consolidated Statements of Operations - three and nine months ended September 30, 1998 and 1997....................4

             Condensed Consolidated Statements of Cash Flows - nine months ended September 30, 1998 and 1997...........................5

             Notes to Condensed Consolidated Financial Statements............6

Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations...............8


PART II      OTHER INFORMATION..............................................11

Item 1.      Legal Proceedings..............................................11

Item 2.      Changes in Securities..........................................11

Item 3.      Defaults Upon Senior Securities................................11

Item 4.      Submission of Matters to a Vote of Security Holders............11

Item 5.      Other Information..............................................11

Item 6.      Exhibits and Reports on Form 8-K...............................11

Signatures  ................................................................12

PART I            FINANCIAL INFORMATION
Item 1.           Financial Statements
                               Lynx Therapeutics, Inc.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands)

                                                     September 30, December 31,
                                                        1998          1997*
                                                     ------------  -----------
Assets
Current assets:
   Cash and cash equivalents........................      $9,954       $8,798
   Short-term investments...........................       8,002       16,132
   Accounts receivable..............................         135          244
   Other current assets.............................         321          199
                                                     ------------  -----------
Total current assets................................      18,412       25,373
                                                     ------------  -----------
Property and equipment:
   Leasehold improvements...........................       4,461        3,795
   Laboratory and other equipment...................       3,335        3,562
                                                     ------------  -----------
                                                           7,796        7,357
   Less accumulated depreciation and amortization...      (3,185)      (3,588)
                                                     ------------  -----------
Net property and equipment..........................       4,611        3,769
Notes receivable from employees.....................         228          125
Long-term investments...............................         603          --
                                                     ------------  -----------
                                                         $23,854      $29,267
                                                     ============  ===========
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable.................................        $589         $210
   Accrued compensation.............................         234          289
   Accrued professional fees........................         147          179
   Deferred revenue from related party............           229        2,292
   Other accrued liabilities........................         322          528
                                                     ------------  -----------
Total current liabilities...........................       1,521        3,498

Other noncurrent liabilities........................         193          179

Stockholders' equity:
   Preferred stock..................................        --         27,189
   Common stock.....................................      74,213       46,640
   Notes receivable from stockholders...............        (435)        (460)
   Deferred compensation............................      (4,057)      (5,394)
   Accumulated other comprehensive income (loss)....          (4)         (45)
   Accumulated deficit..............................     (47,577)     (42,340)
                                                     ------------  -----------
Total stockholders' equity..........................      22,140       25,590
                                                     ------------  -----------
                                                         $23,854      $29,267
                                                     ============  ===========

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

                           Lynx Therapeutics, Inc.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share amounts)
                                (Unaudited)

                                          Three Months Ended  Nine Months Ended
                                            September 30,       September 30,
                                         ------------------- -------------------
                                           1998      1997      1998      1997
                                         --------- --------- --------- ---------
Net revenues:
   Revenues from collaborative
     arrangements with related parties.      $687    $1,124    $2,062    $3,411
   Other revenues......................         4       100       134       270
                                         --------- --------- --------- ---------
Total revenues.........................       691     1,224     2,196     3,681


Operating  expenses:
   Research and development............     3,004     3,930     9,917    10,382
   General and administrative..........       347       427     1,348     1,444
                                         --------- --------- --------- ---------
Total operating  expenses..............     3,351     4,357    11,265    11,826
                                         --------- --------- --------- ---------
Loss from operations...................    (2,660)   (3,133)   (9,069)   (8,145)

Interest income........................       276        82       936       386
Other income/(expense).................      (280)      --      2,896       --
                                         --------- --------- --------- ---------
Net loss...............................   ($2,664)  ($3,051)  ($5,237)  ($7,759)
                                         ========= ========= ========= =========

Basic and diluted net loss per share...    ($0.24)   ($1.07)   ($0.57)   ($2.76)
                                         ========= ========= ========= =========

Shares used in per share computation...    10,959     2,857     9,190     2,810
                                         ========= ========= ========= =========

                             See accompanying notes.

                            Lynx Therapeutics, Inc.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                               (Unaudited)

                                                             Nine Months Ended
                                                              September 30,
                                                          ----------------------
                                                             1998        1997
                                                          ----------  ----------
Cash flows from operating activities
Net loss...............................................     ($5,237)    ($7,759)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation and amortization.....................         831         964
     Amortization of deferred compensation.............       1,337         429
     Non-cash consideration received and costs
       incurred on the sale of the
       Antisense Business, net.........................        (138)        --
     Changes in operating assets and liabilities:
         Accounts receivable...........................         109         (38)
         Other current assets..........................        (122)         60
         Accounts payable..............................         379         (76)
         Accrued liabilities...........................        (293)         (9)
         Deferred revenue from related party...........      (2,063)     (3,188)
         Other noncurrent liabilities..................          14          23
                                                          ----------  ----------
Net cash provided by (used in) operating activities....      (5,183)     (9,594)
                                                          ----------  ----------
Cash flows from investing activities
Purchases of short-term investments....................     (21,357)        --
Maturities of short-term investments...................      29,528       1,971
Purchases of property and equipment....................      (1,883)     (1,060)
Other assets...........................................        (188)       (274)
                                                          ----------  ----------
Net cash provided by (used in) investing activities....       6,100         637
                                                          ----------  ----------
Cash flows from financing activities:
Issuance of common stock...............................         214         266
Notes receivable from stockholders.....................          25         --
                                                          ----------  ----------
Net cash provided by (used in) financing activities....         239         266
                                                          ----------  ----------
Net increase (decrease) in cash and cash equivalents...       1,156      (8,691)
Cash and cash equivalents at beginning of period.......       8,798      12,109
                                                          ----------  ----------
Cash and cash equivalents at end of period.............      $9,954      $3,418
                                                          ==========  ==========
Supplemental schedule of non-cash investing activities:
  Following are the effects of the non-cash
    transactions relating to the
    sale of the Antisense Business
      Assets sold, net of depreciation.................         210       $ --
                                                          ==========  ==========
      Inex stock received..............................        $603       $ --
                                                          ==========  ==========

                             See accompanying notes.

                             Lynx Therapeutics, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998
                                   (Unaudited)

1.      Ownership and Nature of Business

        Lynx Therapeutics, Inc. ("Lynx" or the "Company"), was incorporated in February 1992 under the laws of the State of Delaware. Lynx is developing its proprietary, highly parallel technologies for the handling and characterization of DNA molecules and fragments. The Company expects these technologies will contribute to a number of applications including gene discovery, characterization of gene function, identification of disease-associated genomic sequences such as polymorphisms, and the study of non-human genomes such as commercially important plants and animals.

2.      Basis of Presentation

        The accompanying condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). Certain prior year amounts have been reclassified to conform with current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Commission rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the quarter and nine months ended September 30, 1998, are not necessarily indicative of the results for the full year.

        The unaudited condensed consolidated financial statements include all accounts of the Company and its wholly owned subsidiary, Lynx
Therapeutics GmbH, formed under the laws of the Federal Republic of Germany. All significant intercompany balances have been eliminated.

        These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company's year ended December 31, 1997, included in its annual report on Form 10-K filed with the Commission.

3.      Summary of Significant Accounting Policies

Net Loss Per Share

        Basic loss per share is calculated by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding, net of certain common shares outstanding which are subject to continued vesting and the Company's right of repurchase, while diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company, to the extent such securities are dilutive. Basic and diluted loss per share are equivalent for all periods presented herein due to the Company's net losses for such periods. The Company has adopted SFAS 128 for annual and interim financial statements issued after December 15, 1997, and has calculated and restated EPS in accordance with SFAS 128 for each period in which a statement of operations is reported. The following have been excluded from the calculation of loss per share because the effect of inclusion would be antidilutive: approximately 189,000 common shares which are outstanding but are subject to the Company's right of repurchase which expires ratably over 5 years, and options to purchase approximately 1,366,000 shares of common stock at a weighted average price of $5.09 per share. Additionally, all periods prior to March 31, 1998 exclude approximately 500,000 shares of Series B, C, and D convertible preferred stock. On March 31, 1998, the preferred stock converted to common stock on a ten-for-one basis. The converted shares are included in the calculations of basic EPS in all periods including, and subsequent to, March 31, 1998.


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

        Total comprehensive loss during the quarters ended September 30, 1998 and 1997 was $2.7 and $3.1 million, respectively. During the nine months ended September 30, 1998 and 1997, total comprehensive loss amounted to $5.2 million and $7.8 million, respectively.

Subsequent Event

        On October 29, 1998, the Company entered into a research collaboration with E.I. DuPont De Nemours and Company ("DuPont") to apply Lynx's technologies to the study of certain crop plants and their protection. Under the terms of the agreement, Lynx could receive $60 million over a five-year period for certain analyses, the achievement of specific technological milestones and the delivery of the genomic map of a certain crop. An initial payment of $10 million was received at the execution of the agreement, with an additional minimum of $12 million to be received by Lynx over the next three years.

        The $10 million payment received by Lynx upon the execution of the agreement will be recognized as revenue ratably over the initial three years of the agreement. Future payments by DuPont to Lynx for certain analyses will be recognized as revenue as the services are performed or enabled by Lynx. Milestone payments by DuPont will be recognized as revenue by Lynx as the related milestone events are achieved by Lynx. The delivery to DuPont of genomic maps will trigger payments to Lynx for such maps and the recognition of revenue by Lynx at such time.

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

Overview

Results of Operations

Revenue

        Revenues for the third quarter and nine-month period ending September 30, 1998, were $0.7 million and $2.2 million, respectively, as compared to $1.2 million and $3.7 million for the third quarter and nine-month period ending September 30, 1997, respectively. Revenues for 1998 include $0.7 million in the third quarter and $2.1 million in the nine-month period earned under an agreement with BASF AG ("BASF") for access to gene expression analysis services to be performed by Lynx.
The 1997 revenue includes $0.7 million from BASF and $0.4 million from Hoechst Marion Roussel, Inc. and its affiliates (collectively, "Hoechst") in the third quarter and $2.1 million from BASF and $1.1 million from Hoechst in the nine-month period, earned under agreements for access to gene expression analysis services.

Operating Expenses

        Research and development expenses were $3.0 and $9.9 million in the three- and nine-month periods ended September 30, 1998, compared to $3.9 and $10.4 million in the same periods of 1997. Research and development expenses were lower primarily due to the March 1998 sale of the Company's portfolio of phosphorothioate antisense patents and licenses, and its therapeutic oligonucleotide manufacturing facility (collectively, the "Antisense Business"). Lynx expects to continue to incur substantial research and development expenses due to planned spending for ongoing technology development and to build production capacity for the anticipated commercial application of its technologies.

        General and administrative expenses were $0.3 and $1.3 million in the three- and nine-month periods ended September 30, 1998, compared to $0.4 and $1.4 million in the same periods of 1997. The decrease was primarily the result of lower outside professional fees. Lynx expects to continue to incur substantial administrative expenses in support of its research and development efforts.

Interest Income

        Interest income was $0.3 million and $0.9 million in the three and nine months ended September 30, 1998, compared to $0.1 million and $0.4 million in the three and nine months ended September 30, 1997. The increase was due to higher average cash and investment balances in 1998 than in the same periods in 1997.

Other Income and Expense

        Other income of $2.9 million for the nine months ended September 30, 1998, was comprised of the gain on the sale of Lynx's Antisense Business to Inex Pharmaceuticals Corporation ("Inex") in March 1998.
As partial consideration in this transaction, Lynx received $3.0 million in cash and will receive 1.2 million shares of Inex common stock, in three equal installments, with the first 400,000 shares received on March 10, 1998, and the second and third installments of stock to be received no later than two and three years, respectively, from the closing date of the transaction. The Inex common stock received by Lynx is subject to certain restrictions on trading for specific periods of time following receipt by Lynx. Other expense of $0.3 million for the quarter ended September 30, 1998 was comprised of an adjustment to the carrying value of the Inex common stock.


Liquidity and Capital Resources

        Net cash used in operating activities of $5.2 million for the nine months ended September 30, 1998 differed from the net loss for the same period in 1997 primarily due to current period recognition of a portion of previously deferred revenue, deferred compensation expense, depreciation and amortization, the non-cash consideration received and costs incurred on the sale of the Antisense Business, and changes in other current assets and liabilities. Net cash provided by investing activities related to maturities of short-term investments was partially offset by capital expenditures. Net cash provided by financing activities related to the exercise of stock options by employees. Cash and cash equivalents were $10.0 million at September 30, 1998.

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

        On October 29, 1998, the Company entered into a research collaboration with E.I. DuPont De Nemours and Company ("DuPont") to apply Lynx's technologies to the study of certain crop plants and their protection. Under the terms of the agreement, Lynx could receive $60 million over a five-year period for certain analyses, the achievement of specific technological milestones and the delivery of the genomic map of a certain crop. An initial payment of $10.0 million was received at the execution of the agreement, with an additional minimum of $12.0 million to be received by Lynx over the next three years.

        Lynx expects to incur substantial and increasing research and development expenses and intends to seek additional financing, as needed, through contractual arrangements with corporate partners and equity or debt offerings. There can be no assurance that any additional financing required by Lynx will be available or, if available, will be on terms favorable to Lynx. The Company believes that, at current spending levels, its existing capital resources, including the initial payment of $10.0 million received by Lynx under the collaboration with DuPont, and interest income thereon, will enable it to maintain its current and planned operations through the end of 2000.

Impact of Year 2000

        The Year 2000 Issue is the result of computer programs having been written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, or engage in similar normal business activities.

        Lynx is a relatively young company, founded in 1992, and most of its Information Technology ("IT") and Non-IT systems were Year 2000 compliant when purchased. The Company believes, therefore, it will not be required to implement significant modifications or replace significant portions of its software and hardware in order to be Year 2000 compliant. The Company is, however, taking steps to ensure that the Year 2000 Issue does not have a material impact on the operations of the Company.

        The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment; remediation; testing; and implementation. To date, Lynx has completed 50% of its assessment of all systems that could be significantly affected by the Year 2000 Issue. The Company expects that the assessment will be completed by December 31, 1998. Further, the Company expects to complete its remediation efforts by March 31, 1999. Testing and implementation of affected hardware and software is expected to be complete by June 30, 1999.

        The Company's payroll system interfaces directly with a third party service. The Company is in the process of working with the service to ensure that the payroll system is Year 2000 compliant by December 31, 1999. The Company does not have any other systems that interface directly with any external entities.

        The Company is in the process of contacting its significant suppliers and subcontractors ("external agents"). At this time the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

        The Company will use both internal and external resources to reprogram or replace, test, and implement the hardware and software for Year 2000 modifications. An estimate of the cost of achieving compliance will be developed upon completion of the assessment. However, the Company does not believe that cost will have a material impact on the results of the Company. The Company has not, as yet, incurred any significant costs related to the Year 2000 Issue.

        The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in June 1999 and determine whether such a plan is necessary.



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

Item 3. Defaults upon Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security Holders
        None

Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K.
        a) Exhibits - The following documents are filed as Exhibits to this report:

        Exhibit Number  Description

        27.1    Financial Data Schedule

                b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        LYNX THERAPEUTICS, INC.


        /s/  Sam Eletr
        By:     Sam Eletr, Ph.D.
                Chief Executive Officer and
                Chairman of the Board
        Date:   November 13, 1998


        /s/  Edward C. Albini
        By:     Edward C. Albini
                Chief Financial Officer
                (Principal Financial and
                Accounting Officer)
        Date:   November 13, 1998

                                  EXHIBIT INDEX



    Exhibit Number         Description
    --------------         -----------

         27.1          Financial Data Schedule