Form 10-K405
period 1998-12-31
LYNX THERAPEUTICS INC
filed 1999-03-31
CIK 913275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Year Ended December 31, 1998, or
                        --------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from _____ to _________.

                         Commission file number 0-22570

                             LYNX THERAPEUTICS, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                      94-3161073
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                    25861 Industrial Blvd., Hayward, CA  94545
          (Address of principal executive offices, including zip code)

                                 (510) 670-9300
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
                                                 Common Stock, $.01 Par Value


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The number of shares of common stock of the Registrant outstanding as of March 1, 1999, was 11,132,815. The aggregate market value of the common stock of the Registrant held by non-affiliates as of March 1, 1999, was $89,291,631.

                                     PART I

ITEM 1. BUSINESS

        Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section "Business Risks" and the section entitled
"Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Overview

        Lynx Therapeutics, Inc. ("Lynx" or the "Company") has developed, and continues to develop, unique, proprietary technologies aimed at handling and/or analyzing, simultaneously, the DNA molecules or fragments in complex biological samples. Applications include the identification of genes differentially expressed between samples, the characterization of gene expression within a sample, and a novel, highly efficient means for scoring ("genotyping") large numbers of genetic markers or single nucleotide polymorphisms ("SNPs"), simultaneously, against very large numbers of genomes.

        The Company's business strategy currently combines two approaches for the exploitation of its technologies. The first, which sells to others access to the Company's technologies, generates immediate revenue, and serves to finance growth and additional technological developments. The second, which seeks to leverage the Company's technologies with the financial and research and development resources of others, seeks a larger share of the value enabled by the Company's technologies and longer term income. The strategy will be modified accordingly as increased Company resources begin to match the demands of new applications and opportunities for the Company's technologies.

        Lynx's technologies have already started to generate revenue for the Company through high margin service agreements with pharmaceutical and other companies. To date, Lynx has entered into agreements with Hoechst
AG and Hoechst Marion Roussel (collectively referred to as "Hoechst"),
BASF AG ("BASF"), and E.I. DuPont de Nemours and Co. ("DuPont").
Additionally, Lynx has granted a five year license to its technologies, in return for an initial 49% equity ownership, to BASF-LYNX Bioscience AG, a joint venture ("JV") formed by Lynx and BASF, working on the discovery of novel gene targets. BASF committed to provide research funding to the JV over a five year period in exchange for its initial 51% ownership interest in the JV.

INDUSTRY BACKGROUND

Genomics

        A human consists of many trillions of cells. The nucleus of each cell contains the same DNA material comprising the same set of genes.
This full complement of genes that is present in each cell is referred to as the "genome." The many different types of cells in a single human do not differ in their genomes. They differ, rather, by the genes that are active or expressed (i.e., transcribed into messenger RNA molecules which are in turn translated into specific protein molecules) in order to meet the requirements of that particular cell and its function. Proteins play a central role in nearly every aspect of human metabolism and physiology. Many human diseases result from the inappropriate performance or production of specific proteins. Most drugs today are either compounds designed to interact with proteins, or are proteins themselves (such as insulin). Proteins are difficult to purify and analyze, but it is possible to access their composition (amino acid sequences) by analyzing the genetic code (base sequence) of the genes that specify them. Advances in techniques for analyzing gene sequences, to discover new gene products and understand gene function, have generated expectations that more effective therapies could result from finding the genes or the messenger RNAs that result in inappropriate proteins and that are, therefore, responsible for disease.


DNA Composition (Sequence)

        The DNA material that makes up the genome contains the coded information for life's functions. DNA molecules (or DNA fragments) are double stranded chains of building blocks, called nucleotides, strung together. There are only four nucleotides commonly referred to as the four bases, adenine ("A"), guanine ("G"), cytosine ("C"), or thymine ("T"). The single most important determinant of a particular DNA molecule or fragment is the sequence of bases that make up the chains. Analyzing such a molecule or fragment, for the specific sequence of As, Gs, Cs and Ts that make it up, is called sequencing.

Gene Expression

        The process of converting the genetic information encoded in the double-stranded DNA of a gene into messenger or mRNA (transcription) and subsequently into a specific protein molecule (translation) is referred to as "gene expression." At any one time, the transcribing and translating machinery of any particular human cell expresses some tens of thousands of genes (out of some 100,000 total genes in the human genome). Each mRNA type will be present at a different copy number (abundance) depending upon the particular cell, its function, and its environmental conditions at the time. Thus, a cell contains, at any one time, tens of thousands of different mRNAs, each at some small to large copy number, for a total on the order of one million or more mRNA molecules.

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

The Genome and the Search for Therapeutics

        Genomic approaches to therapeutics seek to identify genes connected to the origin of disease, or genes whose expression differentiates diseased cells from healthy ones. In either case the searches generally are laborious and involve a very large amount of DNA sequencing to identify genes or gene fragments. This knowledge of genes is a first step only. It may set the stage for understanding either the pre-dispositions to a disease or its eventual characteristics, and thus pave the way for the development of better diagnostics. However it may not necessarily lead to a successful therapy. For example, while a particular gene, or absence of a gene, may predispose to a cancer, the full-blown tumor and its metastases are likely governed by entirely different genes. Hence, it appears that in addition to understanding the cause of disease, it is equally important, if not more so, to understand gene function in both health and disease in order to identify the optimal target(s) for therapy.

Gene Function and Gene Expression

        Elucidation of gene function is not simply a matter of looking up which genes are expressed in a healthy or diseased tissue. It also requires determining which of the altered gene expressions cause disease versus result from disease. Ideally, one would follow the full gene expression of a cell or tissue through the evolution of a disease. Then one could apply specific and successive biological and/or chemical modulations of specific gene expressions in order to gain insight into cause and effect. However this is not practical, or even possible, in human disease. While theoretically possible in in vitro or in vivo model systems, it may not be practical, or cost effective, because of the limitations of current technologies. Only the most abundantly expressed genes (the top 3% to 5% of the 10,000 to 30,000 expressed in any one sample) are accessible using current gene identification technologies. In addition, these current technologies are all dependent on separating and cloning double stranded copies of each individual mRNA (cDNA) prior to analysis, which makes the process quite arduous and expensive.

Single Nucleotide Polymorphisms ("SNPs") and the Search for Disease Genes

        SNPs are single base mutations in the human genome. They are believed to occur frequently, perhaps as often as once in every 1,000 bases. Some are relatively recent and others may have occurred a long time ago and been passed on over many generations. Their importance lies in that they may have been passed on together with inherited sequences containing inappropriate genetic modifications responsible for disease, disease pre-disposition, or even inordinate sensitivity to certain otherwise therapeutic drugs. Many companies attempt to discover and catalogue as many SNPs as possible, in order to test for their presence or absence from the genomes of individuals sharing disorders or negative reactions to drugs. SNPs that are found preferentially in such genomes could, if their correlation to the disorder is proven ("linkage"), point to those regions of the genomes in which the sequences responsible for the disorder may be located. The larger the SNP set, the narrower the potential localization of the regions of interest. It is believed 50,000 SNPs, which if evenly distributed along the genome would be separated by an average of 64,000 basepairs, are probably the smallest set likely to provide useful correlations. However, testing one genome for the absence or presence of one SNP (genotyping) currently costs approximately $1.00. Thus, to genotype 50,000 SNPs against a few hundred to a few thousand individuals as statistics dictate, would cost many millions of dollars. While some companies have undertaken such studies, the cost and time required to do such may prove prohibitive for many. Hence, the search for new genotyping technologies.

LYNX'S TECHNOLOGIES

        Lynx's novel, proprietary technologies are designed to manipulate simultaneously the hundreds of thousands to a million or more DNA molecules or fragments that typically make up a sample, with the aim of either characterizing that sample, or comparing it to others. Lynx's technologies are based on a process, proprietary to Lynx, called
MegacloneTM technology.

MegacloneTM Technology

        MegacloneTM technology transforms a sample containing millions of DNA molecules into one made up of millions of micro-beads, each of which carries approximately 100,000 copies of one of the DNA molecules in the sample. Because each such molecule is replaced by approximately 100,000 copies concentrated on a micro-bead, detection, analysis, and other operations aimed at that molecule are much easier to conduct. Approximately 100,000 identical copies of a molecule, concentrated on the surface of a 5 micron bead, are much more easy to "see" or detect than a single molecule reacting to an assay. In addition, because each DNA molecule is anchored to a micro-bead, the millions of DNA molecules in a given sample may be separated, manipulated, operated or reacted upon, detected and analyzed simultaneously. This enables several powerful sorting manipulations and/or analyses.

MegasortTM Technology

        MegasortTM technology enables the comparison of samples, each containing millions of DNA molecules (or genes), and the physical extraction of those genes that are differentially expressed in the samples. Because the comparison and sorting do not require prior knowledge of the genes in the samples, the technique is extremely powerful, especially when the samples involved are from organs or organisms that are not yet well characterized.



Massively Parallel Signature Sequencing

        Massively Parallel Signature Sequencing is another unique analysis technique enabled by the MegacloneTM technology. It permits the simultaneous identification, based on short sequences of approximately 20 bases each, of all the DNA molecules in a sample after they have been cloned on micro-beads. Lynx is in the final testing stages of over a dozen second generation instruments capable of reading the required sequences from up to 1,000,000 micro-beads.

MegatypingTM Technology

        MegatypingTM technology is the latest application of MegacloneTM technology. It involves a recently validated proprietary process which the Company expects will enable it to offer pharmaceutical companies a powerful and competitive tool to genotype disease populations or populations that exhibit negative reactions to otherwise promising drugs. Lynx expects to be able to genotype very large numbers of SNPs against large populations of genomes, simultaneously, in one experiment.

High Resolution Genomic Maps

        Another potential application of Lynx's technologies is the construction of high resolution maps of the human and other genomes. Genomic maps are used by researchers in academic institutions and companies undertaking positional cloning studies to find genes that cause specific diseases. Currently available maps have resolutions on the order of hundreds of thousands of bases (i.e., identifiable markers, spaced with 100,000 or more DNA bases between them). Newer maps are under development in industry and academia that will have resolutions of approximately 50,000 bases.

        Lynx's technologies could potentially analyze any genome for a particular subset of signatures and construct a physical map of these.
For example, a one kilobase resolution map (one signature every 1,000 bases) of the entire human genome could be derived by determining 12 million signatures and mapping them. Lynx believes that its technologies could potentially be used to make maps with a resolution of about 500 to 1,000 bases with a manageable number of runs once such runs are able to routinely process 500,000 signatures. Lynx's collaboration agreement with DuPont includes a program to develop a mapping capability at Lynx and to produce a high-resolution map of a certain crop genome. If and when the technology is fully developed, Lynx believes it could potentially be used to construct other economically useful maps.

OTHER LYNX PROGRAMS

Biology-based Target Discovery Programs

        In 1995, the Company launched a program to establish the concepts, strategies and techniques necessary for the identification of drug targets based on the analysis of differential gene expression. This program was designed to capitalize eventually on the power of the Company's massively parallel technologies but, in its early phase, was built on know-how and intermediate technologies then currently resident within Lynx. These included existing differential molecular techniques, as well as hybridization-based techniques for the analysis of specific disease paradigms. The initial projects were centered on the medically important field of neurovascular diseases, in areas for which good in vitro and in vivo models exist, and that are particularly well suited to analyses with the Company's technologies.

        Early results from these programs contributed to the formation of BASF-LYNX Bioscience AG, the biotechnology joint venture company formed in partnership with BASF. In December 1998, Lynx sold these programs to the joint venture company in which it continues to hold a 49% interest. Concomitantly, BASF increased its funding commitment to the joint venture to enable active pursuit of the programs. BASF-LYNX Bioscience AG currently has 35 employees.

Therapeutic Program

        Lynx was originally formed in 1992 to target inappropriate gene expression in disease with synthetic DNA fragments designed to bind to, and functionally block, genes whose inappropriate expression could be correlated with disease. Lynx's early efforts in this area formed the foundation and understanding for the development of its existing technologies. These research efforts resulted in a compound ("LR-3280") for the prevention of coronary artery restenosis. In March 1998, Lynx sold its portfolio of phosphorothioate antisense patents and licenses (which includes LR-3280), and its therapeutic oligonucleotide manufacturing facility, to Inex Pharmaceuticals Corporation ("Inex") of Vancouver, Canada. Lynx received $3 million in cash and will receive 1.2 million shares of Inex common stock and royalties on future sales of phosphorothioate antisense products. In addition, Lynx has granted a royalty-bearing license to Inex for its phosphoramidate chemistry for certain therapeutic applications in the fields of cancer and inflammation.

CORPORATE COLLABORATIONS

  o In October 1998, the Company entered into a research collaboration with DuPont to apply Lynx's technologies to the study of certain crop plants and their protection. Under the terms of the agreement, Lynx could receive $60 million over a five-year period for certain analyses, the achievement of specific technological milestones and the delivery of the genomic map of a certain crop. An initial payment of $10 million was received at the execution of the agreement, with an additional minimum of $12 million to be received by Lynx over the next three years.

  o Also in the fourth quarter of 1998, Lynx reached agreement with BASF to expand the scope of the agreements that the companies had signed in 1996. The first of these agreements had granted BASF non-exclusive access to certain other Lynx bead-based technologies developed since the original agreements, and to establish the basis upon which BASF will pay Lynx (cost plus a specified profit margin) for any experiments performed by Lynx under the agreement. Pursuant to this amendment, BASF paid $1 million to Lynx in January 1999.

  o The other 1996 agreements with BASF had established and defined a JV (BASF-LYNX Bioscience AG) licensed to use Lynx's technologies in epilepsy, toxicology and fermentation, with financial support from BASF. These agreements were amended to enable the JV to study certain other central nervous system
     ("CNS") diseases and, subject to approval by Lynx and BASF through their representatives on the Advisory Board of the JV, other fields of interest. The non-exclusive license granted by Lynx to the JV was extended accordingly. Together with these amendments, BASF agreed to commit an additional $10 million in funding to the JV, of which $4.25 million was paid to Lynx in January 1999, for the JV's acquisition of Lynx's technology assets for certain CNS diseases.


  o In October 1995, Lynx entered into an agreement with Hoechst, which provided Hoechst with non-exclusive access to Lynx's Massively Parallel Signature Sequencing. Under the terms of the agreement, Hoechst paid Lynx an access fee of $3 million on execution of the agreement and, upon the achievement of a certain milestone, agreed to pay an additional fee of $8 million and a service fee of $4 million for the first subscription year under the agreement. In return, Lynx will provide Hoechst with a certain number of analyses per year. In addition, the Company received $5 million in November 1995 in a private placement to Hoechst of 40,000 shares of Lynx's Series D preferred stock at $125.00 per share (since converted into 400,000 shares of common stock).

  o The agreement between Hoechst and Lynx was amended in September 1997 and again in May 1998. The 1997 amendment modified the technology milestone included in the original agreement and extended the date by which such milestone must be achieved under the contract. The 1998 amendment eliminated the milestone and includes instead Hoechst's right to access Lynx's Massively Parallel Signature Sequencing technologies by payment of a technology access fee. Also, the 1998 amendment allows Hoechst and Lynx to mutually agree to include access by Hoechst to certain other of Lynx's technologies.

RESEARCH AND DEVELOPMENT EXPENDITURES

        Lynx has devoted its efforts primarily to research and development. Research and development expenses were $13.2 million for the year ended December 31, 1998, $14.2 million for the year ended December 31, 1997 and $12.5 million for the year ended December 31, 1996.

SCIENTIFIC ADVISORS

        The following are Lynx's principal scientific advisors:

        Sydney Brenner, M.B., D. Phil. Director and President of The Molecular Sciences Institute, a non-profit research institute in Berkeley, California. Until his retirement in 1996, Dr. Brenner was Honorary Professor of Genetic Medicine, University of Cambridge School of Clinical Medicine, Cambridge, England. Dr. Brenner is known for his work on the genetic code and the information transfer from genes to proteins, and for his pioneering research on the genetics and development of the nematode. Dr. Brenner is a Fellow of the Royal Society (1955) and a Foreign Associate of the U.S. National Academy of Sciences (1977) and has received numerous awards of recognition, including the Albert Lasker Medical Research Award (1991), the Genetics Society of America Medal (1987) and the Kyoto Prize (1990).

        Robert L. Letsinger, Ph.D. holds joint appointments in the Departments of Chemistry and Molecular Biology and Professor of Chemistry at the Northwestern University in Evanston, Illinois. Dr. Letsinger is known for his pioneering work in solid phase synthesis of DNA and the phosphite method for assembly of oligonucleotides. Dr. Letsinger's achievements in these areas laid much of the conceptual groundwork for current automated technologies to produce synthetic DNA.

EMPLOYEES

        As of December 31, 1998, Lynx employed 73 full-time employees, of which 58 were engaged in research and development activities and 15 in finance and administrative activities. Lynx believes that it has been successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intense. None of Lynx's employees are covered by collective bargaining agreements, and management considers relations with its employees to be good.

BUSINESS RISKS

        Technology Uncertainty and Product Development Risk. The Company's strategy of using its proprietary technologies for the purpose of rapidly identifying genes, defining and characterizing gene function, and enabling high-resolution genomic mapping is unproven. While certain other companies have similar technology or have adopted a similar strategy, the application of these technologies and strategies is in too early a stage to determine whether it can be successfully implemented. These technologies are new and unproven approaches and are based on the assumption that information about gene expression and gene sequences may enable scientists to understand better complex disease processes. Generally, there is limited understanding of the roles of genes in these diseases, and relatively few therapeutic products based on gene discoveries have been developed and commercialized. There can be no assurance that the Company's technologies will enable it or its strategic partners to identify genes, drug targets and drug leads useful for the discovery and development of therapeutic and diagnostic products. To date, no drug targets or drug leads have been identified based on the Company's technologies, and the Company has not commercialized any therapeutic or diagnostic products either alone or in conjunction with its strategic partners.

        The use of the Company's products to assist in and improve the efficiency of the traditional drug discovery process is in too early a stage to determine whether it can be successful. There can be no assurance that companies will accept the usefulness of the Company's products and related services. In addition, the Company has limited experience in providing products or services. The Company's ability to achieve profitability depends on attracting customers for its products and services. The nature of the Company's products and services are such that there is a limited number of large pharmaceutical companies that are potential customers for such products and services, three of which have signed agreements with the Company to date. There can be no assurance that any of the Company's product development efforts will be successfully completed or that the Company's products will gain market acceptance.

        Early Stage of Development; Limited Operating History; Profitability Uncertainty. Lynx is at an early stage of development and must be evaluated in light of the uncertainties and complications present in an early stage genomics company. All of Lynx's products and services are in research or development, and have not generated significant revenues.
Lynx's technologies are in the development stage and are dependent upon the successful integration of independent technologies, each of which has its own development risks. The development of the Company's technologies and their application to the discovery of genes, genomic mapping, drug targets and drug leads will require significant additional research and development and investment, including testing to further validate performance and demonstrate cost effectiveness. There can be no assurance that the Company's technologies will continue to be successfully developed, or that any therapeutic or diagnostic products discovered or developed through their utilization will prove to be commercially useful, meet applicable regulatory standards in a timely manner or at all, compete with other technologies and products, avoid infringing the proprietary rights of others, be manufactured in sufficient quantities or at reasonable costs or be marketed successfully. The Company believes it will be a number of years, if ever, before the Company will recognize revenue from therapeutic or diagnostic product sales or royalties. There can be no assurance that these technologies will be successfully developed or, if they are, that they can be integrated successfully.

        The Company has a limited history of operations and has experienced significant operating losses since its inception in 1992, including net losses of approximately $4.3 and $10.8 million during the years ended December 31, 1998 and 1997, respectively. The Company had an accumulated deficit of approximately $46.7 million through December 31, 1998. The Company may incur additional losses for at least the next several years and such losses may increase as the Company expands its research and development activities. The Company's losses to date have resulted principally from costs incurred in research and development and from general and administrative costs associated with the Company's operations. To date, substantially all of the Company's revenues have been derived from payments under corporate collaborations and agreements, and the Company expects that substantially all of its revenues for the foreseeable future will result from payments under corporate collaborations and agreements and interest income. There can be no assurance that the Company will receive additional revenues under existing corporate collaborations and agreements or that the Company will be successful in entering into any new corporate collaborations and agreements that result in revenues. The Company's ability to generate revenues and achieve profitability is dependent in large part on the Company's ability to enter into additional corporate collaborations and agreements, and on the ability of the Company and its corporate partners to discover genes and drug targets associated with particular diseases and, thereafter, utilize such discoveries to identify drug leads, develop therapeutic and diagnostic products, conduct preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture, introduce and market such products. In addition, to the extent that the Company relies upon others for these research, development and commercialization activities, the Company's ability to achieve profitability will be dependent in part upon the success of such outside parties. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all. Failure to achieve significant revenue or profitability would have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Many of the Company's competitors have substantially greater capital resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than the Company. These competitors may discover, characterize or develop important genes, drug targets or drug leads in advance of Lynx which could have a material adverse effect on any similar Lynx program. Moreover, there can be no assurance that the Company's competitors will not obtain patent protection or other intellectual property rights that would limit the Company's or its strategic partners' ability to use the Company's technologies or drug discovery technologies or commercialize therapeutic or diagnostic products, which could have a material adverse effect on the Company's business, financial condition and results of operations

        While Lynx, at this time, is not aware of technologies equivalent or superior to its technologies, there are other companies that provide data or access to data similar to that which Lynx intends to offer. There can be no assurance that research and development efforts by others will not render any of the Company's potential products and services noncompetitive.

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

        The Company is aware of a number of United States patents and patent applications and corresponding foreign patents and patent applications owned by third parties relating to the analysis of gene expression or the manufacture and use of DNA chips. There can be no assurance that these or other technologies will not provide third parties with competitive advantages over the Company and will not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, certain third-party patent applications contain broad claims, and it is not possible to determine whether or not such claims will be narrowed during prosecution and/or will be allowed and issued as patents, even if such claims appear to cover the prior art or have other defects. There can be no assurance that an owner or licensee of a patent in the field will not threaten or file an infringement action or that the Company would prevail in any such action. There can be no assurance that the cost of defending an infringement action would not be substantial and would not have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that any required licenses would be made available on commercially viable terms, if at all. Failure to obtain any required license could prevent the Company from utilizing or commercializing one or more of its technologies and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Need to Establish Collaborative Relationships; Dependence on Partners. Lynx's business strategy includes entering into collaborations, subscription arrangements, strategic alliances or licensing arrangements with corporate partners, primarily pharmaceutical, biotechnology and genomic companies, relating to the development and commercialization of certain of its potential technologies, and products. There can be no assurance that Lynx will be able to negotiate attractive corporate arrangements or that such collaborations will be available to Lynx on acceptable terms or that any such relationships, once established, will be scientifically or commercially successful. Lynx currently has three corporate agreements for its technologies, with Hoechst, BASF and DuPont.

        There can be no assurance that Hoechst, BASF or DuPont or any other future collaborator or contract partner will not pursue their existing or alternative technologies in preference to those being developed in collaboration with or by the Company. Furthermore, there can be no assurance that the Company will be able to negotiate additional collaborative arrangements or contracts on acceptable terms, if at all, or that such collaborations or relationships will be successful. To the extent that the Company chooses not to or is unable to establish such arrangements, it would require substantially greater capital to undertake research and development of certain of its potential technologies, data bases and products at its own expense.

        Absence of Sales and Marketing Experience. Lynx has no experience in the sales, marketing or distribution of pharmaceutical products or services. To market the products or services of its technologies, Lynx must define the particular products and services that it will offer and develop a sales and marketing group with the appropriate technical expertise. Lynx does not plan to market any future pharmaceutical products directly. There can be no assurance that Lynx will be able to build such a sales force or that its direct sales and marketing efforts will be successful.

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

        Dependence Upon Key Personnel. Lynx is highly dependent on the principal members of its management and scientific staff, the loss of whose services could significantly delay or prevent the achievement of research, development and business objectives, thus having a material adverse effect on Lynx. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will be critical to Lynx's success. Although Lynx believes it will be successful in attracting and retaining skilled and experienced scientific personnel, there can be no assurance that Lynx will be able to attract and retain such personnel on acceptable terms, given the competition among numerous pharmaceutical and health care companies, universities and non-profit research institutions for experienced
scientists.   The Company is dependent on its Chairman and Chief Executive
Officer, Sam Eletr, Ph.D., the loss of whose services could have a material adverse effect on the Company. The Company has not entered into an employment agreement with him.

        Potential Volatility of Stock Price; Limited Market for Stock. The trading price of Lynx's common stock is subject to significant fluctuations. The market prices of the common stock of many publicly held, early stage biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new commercial products by the Company or its competitors, release of reports by securities analysts, developments or disputes concerning patent or proprietary rights, developments in the Company's relationships with current or future collaborative or contract partners, if any, and general market conditions may have a significant and adverse impact on the market price of the common stock.

         Future Capital Requirements; Uncertainty Of Access To Additional Funding. The Company has invested significant capital in its infrastructure and in its scientific and business development activities and expects capital and operating expenditures to increase over the next several years as it expands its operations. The Company's actual future capital requirements and the adequacy of its available funds will depend on many factors, including the number, breadth and progress of its programs, the ability of the Company to establish and maintain corporate collaborations, corporate agreements, and licensing arrangements, and the progress of the development and commercialization efforts under the Company's corporate collaborations and corporate agreements. These factors also include the level of the Company's activities relating to competing technological and market developments, the costs associated with obtaining access to samples and related information and the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

        The Company expects that it will require significant additional funding in the future, which it may seek through public or private equity offerings, debt financings or additional corporate collaborations and corporate agreements. No assurance can be given that additional financing or corporate collaborations and corporate agreements will be available when needed, or that, if available, such financing and other arrangements will be obtained on terms favorable to the Company or its stockholders.
To the extent the Company raises additional capital by issuing equity or convertible debt securities, ownership dilution to stockholders will result. If adequate funds are not available when needed, the Company may be required to curtail operations significantly or to obtain funds by entering into corporate collaborations and corporate agreements, in which case the Company may be required to relinquish rights to certain of its technologies, discoveries or potential products, or to grant licenses on terms that are not favorable to the Company, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In the event that adequate funds are not available, the Company's business would be adversely affected.

        Ethical, Legal And Social Implications Of Gene-Based Diagnostics. The Company and its partners may seek to develop diagnostic products based on genes it discovers. The prospect of broadly available gene-based diagnostic tests raises issues regarding their appropriate utilization and the confidentiality of the information provided by such testing. It is possible that discrimination by third party payors, based on the results of such testing, could lead to the increase of premiums by such payors to prohibitive levels, outright cancellation of insurance, or unwillingness to provide coverage to individuals showing unfavorable gene expression profiles. Similarly, employers could discriminate against employees with gene expression profiles indicative of the potential for high disease-related costs and lost employment time. Finally, government authorities could, for social or other purposes, limit or prohibit the use of such tests under certain circumstances. There can be no assurance that such ethical and social factors or concerns about genetic testing and target identification will not have a material adverse effect on market acceptance of the Company's technologies and products.

ITEM 2. PROPERTIES

        In February 1998, the Company entered into a noncancelable operating lease for facilities space of approximately 111,000 square feet in two buildings in Hayward, California. Currently, Lynx's corporate headquarters, principal research and development facilities and production facilities are located in one of the two buildings. The remaining space will be developed and occupied in phases, depending on the growth of the Company. The lease runs through December 2008. The Company has the option to extend the lease for an additional five year period, subject to certain conditions. The Company has an option to lease approximately 37,000 square feet of additional building space for expansion purposes.

        In August 1993, the Company entered into a noncancelable operating lease for facilities which expires on July 31, 2003. In 1998, the Company entered into an agreement to sublease a portion of this space. The term of the sublease is twenty-four months, commencing in March 1998. The sublessee has the option to extend the term of the sublease through July 2003, subject to certain conditions. In January 1999, the Company entered into a second agreement to sublease the remaining portion of its facilities under the 1993 lease. The term of this second sublease is fifty-four months, commencing in February 1999, and runs through July 2003.


ITEM 3. LEGAL PROCEEDINGS

        The Company is not a party to any material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders in the quarter ended December 31, 1998.


                                  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        On December 30, 1997, the Company listed its common stock on The Nasdaq Stock Market. Prior to December 30, 1997, there was no established public trading market for the Company's voting stock. On March 31, 1998, pursuant to the Amended and Restated Certificate of Designation dated September 30, 1997, all shares of Series B, Series C, and Series D preferred stock were converted into common stock on a ten-for-one basis. The Company's common stock trades on The Nasdaq Stock Market under the symbol "LYNX." The following table sets forth, for the periods indicated, the high and low close sales prices for the common stock as reported by The Nasdaq Stock Market:

                                     High       Low
                                   --------- ---------
 1998
     First Quarter..............     $19.25    $10.00
     Second Quarter.............      11.13      7.75
     Third Quarter..............      13.25      7.75
     Fourth Quarter.............      13.00      7.13

        As of March 1, 1999, there were approximately 2,800 stockholders of record of the Company's common stock. On March 22, 1999, the last reported sale price of the Company's common stock was $9.13.

        The Company has not paid any dividends on its common stock or preferred stock and does not anticipate the payment of dividends in the foreseeable future. The Company expects that any future earnings will be retained and applied toward the development of the Company's business.


ITEM 6.       SELECTED FINANCIAL DATA

                                                 Years ended December 31,
                                       --------------------------------------------------
                                         1998      1997       1996      1995       1994
                                       --------  ---------  --------  ---------  --------
Consolidated Statements of
  Operations Data:
(in thousands, except per share data)

Revenues..............................  $7,005     $4,582    $9,749       $680    $4,699

Operating costs and expenses:
  Research and development............  13,166     14,226    12,545     11,301     8,457
  Selling, general and administrative.   2,141      1,930     3,170      1,591     1,768
                                       --------  ---------  --------  ---------  --------
Total operating costs and expenses....  15,307     16,156    15,715     12,892    10,225
                                       --------  ---------  --------  ---------  --------
Other income, net.....................   4,106        753       585        744       506
Provision for income taxes............     151       --          10       --         --
                                       --------  ---------  --------  ---------  --------
Net loss.............................. ($4,347)  ($10,821)  ($5,391)  ($11,468)  ($5,020)
                                       ========  =========  ========  =========  ========

Basic and diluted net loss
  per share ..........................  ($0.45)    ($3.09)   ($2.45)    ($5.66)   ($4.87)
                                       ========  =========  ========  =========  ========
Shares used in per share
  computation ........................   9,642      3,501     2,197      2,026     1,031

                                                          December 31,
                                       --------------------------------------------------
                                         1998      1997       1996      1995       1994
                                       --------  ---------  --------  ---------  --------
Consolidated Balance Sheet Data:
(in thousands)

Cash, cash equivalents and
  short-term investments.............. $23,862    $24,930   $14,082    $13,779   $12,246

Working capital.......................  20,834     21,875     9,118     12,730    11,702

Total assets..........................  40,334     29,267    18,412     17,685    15,142

Stockholders' equity..................  23,457     25,590    10,732     13,742    14,044


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

Overview

        Lynx Therapeutics, Inc. ("Lynx" or the "Company") has developed, and continues to develop, unique, proprietary technologies aimed at handling and/or analyzing, simultaneously, the DNA molecules or fragments in complex biological samples. At the core of these technologies is Lynx's MegacloneTM technology which allows both the simultaneous cloning of millions of DNA molecules or fragments in a sample, and the parallel probing or assaying of the millions of resulting clones, all without requiring prior separation, purification, individual amplification, or identification of any of the templates. Applications include the identification of genes differentially expressed between samples, the characterization of gene expression within a sample, and a novel, highly efficient means for scoring ("genotyping") large numbers of genetic markers or single nucleotide polymorphisms ("SNPs"), simultaneously, against very large numbers of genomes.

        During the fourth quarter of 1998, Lynx entered into a research collaboration with E.I. DuPont De Nemours and Company ("DuPont") to apply the above technologies to the study of certain crop plants and their protection. In addition to an initial payment of $10 million received by Lynx from DuPont at the execution of the agreement, Lynx will receive payments from DuPont over the five-year term of the agreement for certain analyses, the achievement by Lynx of specific technological milestones, and Lynx's delivery to DuPont of the genomic map of a certain crop.

        Also during the fourth quarter of 1998, Lynx and BASF AG ("BASF") amended several agreements originally signed by the two parties in 1996. One of the amendments provides for non-exclusive access by BASF to certain other Lynx bead-based technologies, in addition to the originally contemplated access to Lynx's Massively Parallel Signature Sequencing technology. The amended agreement also establishes the basis upon which BASF will pay Lynx (cost plus a specified profit margin) for any experiments performed by Lynx under the agreement.

        The other 1996 agreements with BASF had set up and defined a joint venture ("JV") company (BASF-LYNX Bioscience AG) licensed to use Lynx's technologies in epilepsy, toxicology and fermentation, with financial support from BASF. These agreements were amended in 1998 to enable the JV to study certain other central nervous system ("CNS") diseases and, subject to approval by Lynx and BASF through their representatives on the Advisory Board of the JV, other fields of interest. The non-exclusive license granted by Lynx to the JV was extended accordingly. Together with these amendments, BASF agreed to commit an additional $10 million in funding to the JV.

        Lynx was originally formed in 1992 to target inappropriate gene expression in disease with synthetic DNA fragments designed to bind to, and functionally block, genes whose inappropriate expression could be correlated with disease. Lynx's early efforts in this area formed the foundation and understanding for the development of its existing technologies. The research efforts resulted in a compound ("LR-3280") for the prevention of coronary artery restenosis. In March 1998, Lynx sold its portfolio of phosphorothioate antisense patents and licenses (which includes LR-3280), and its therapeutic oligonucleotide manufacturing facility, to Inex Pharmaceuticals Corporation ("Inex") of Vancouver, Canada. Lynx received $3 million in cash and will receive 1.2 million shares of Inex common stock and royalties on future sales of phosphorothioate antisense products. In addition, Lynx has agreed to a royalty-bearing license to Inex for its phosphoramidate chemistry for certain therapeutic applications in the fields of cancer and inflammation.

        Lynx has been unprofitable since its inception and may incur substantial losses for the next several years, due primarily to its research and development programs, including the continuing development of applications for its technologies and costs associated with establishing commercial capacity. Lynx may generate revenues based on its agreements with partners for certain analyses, the achievement of certain milestones, and the delivery of products or services, as defined in the agreements. However, there is no guarantee that the underlying technologies will ever be proven commercially successful.

        Lynx's business is subject to significant risks, including the risks inherent in its research and development efforts, uncertainties associated with obtaining and enforcing patents, and possible competition from other products. Lynx's technologies could face competition from the development of similarly efficient, or better, combinations of techniques for the handling of DNA molecules and fragments.

        On March 31, 1998, the Series B, Series C and Series D preferred stock converted to common stock on ten-for-one basis. The inclusion of these shares in both the basic and diluted earnings per share had, and will have, a significant impact on loss per share amounts in 1998 and subsequent years, respectively.

Results of Operations

Years Ended December 31, 1998 and 1997

Revenues
        Lynx had total revenues of $7.0 million and $4.6 million for the years ended December 31, 1998 and 1997, respectively. Revenues for 1998 included $2.3 million earned under an agreement with BASF for access to Lynx's gene expression analysis services; $4.3 million for the fourth quarter acquisition by BASF-LYNX Bioscience AG of Lynx's technology assets for certain central nervous system ("CNS") diseases; $0.3 million earned under a research collaboration signed in late 1998 with DuPont to apply Lynx's technologies to the study of certain crop plants and their protection; and approximately $0.1 million in product and other revenue. Revenues for 1997 included $3.9 million earned under agreements with BASF and Hoechst AG and Hoechst Marion Roussel (collectively referred to as "Hoechst"), for access to gene expression analysis services to be performed by Lynx. The 1997 revenue also included approximately $0.5 million in sales of LR-3280 for use in clinical trials, and approximately $0.2 million in grant revenue and other product sales.

Operating Expenses

        Research and development expenses were $13.2 million and $14.2 million in the years ended December 31, 1998 and 1997, respectively. The decrease in expenses was due primarily to lower spending subsequent to the sale of Lynx's antisense program in March 1998 and the phaseout of the CNS scientific efforts at Lynx. The Company's efforts in 1998 focused on continuing the development of applications of its technologies and establishing initial commercial capacity. Lynx expects to continue to incur substantial research and development expenses due to planned spending for ongoing technology development and implementation, and new research applications.

        General and administrative expenses were $2.1 million for the year ended December 31, 1998 compared to $1.9 million for the year ended December 31, 1997. The increase was partially due to outside legal and administrative costs associated with the Company's business development efforts and facilities expansion. Lynx expects to continue to incur substantial general and administrative expenses in support of its research and development and business development efforts.


Other

        Other income was $4.1 million and $0.8 million in the years ended December 31, 1998 and 1997, respectively. The increase was due primarily to the $2.9 million gain from the March 1998 sale of Lynx's antisense program to Inex. As partial consideration in this transaction, Lynx received $3 million in cash and will receive 1.2 million shares of Inex common stock, in three equal installments, with the first 400,000 shares received on March 10, 1998, and the second and third installments of stock to be received no later than two and three years, respectively, from the closing date of the transaction. The Inex common stock received by Lynx is subject to certain restrictions on trading for specific periods of time following receipt by Lynx. Interest income increased between years due to higher average cash, cash equivalents and investment balances during 1998 as compared to 1997.

Income Taxes

        The provision for income taxes of approximately $151,000 for 1998 consists entirely of alternative minimum tax. Due to operating losses and the inability to recognize an income tax benefit therefrom there was no provision for income taxes for 1997.

Years Ended December 31, 1997 and 1996

Revenues

        Lynx had total revenues of $4.6 million and $9.7 million for the years ended December 31, 1997 and 1996, respectively. Revenues for 1997 included $3.9 million earned under agreements with Hoechst and BASF for access to gene expression analysis services to be performed by Lynx. The 1997 revenue also included approximately $0.5 million in sales of LR-3280 for use in clinical trials, and approximately $0.2 million in grant revenue and other product sales. The 1996 revenue included $7.5 million in up-front fees under the agreements related to LR-3280 with Schwarz Pharma AG and Tanabe Seiyaku Co., Ltd., approximately $1.9 million earned under the agreements with Hoechst and BASF, and approximately $0.3 million earned from a government grant.

Operating Expenses

        Research and development expenses were $14.2 million and $12.5 million in the years ended December 31, 1997 and 1996, respectively. The increase was primarily due to costs associated with higher levels of research and development personnel, and increased patent and licensing activity.

        General and administrative expenses were $1.9 million for the year ended December 31, 1997 compared to $3.2 million for the year ended December 31, 1996. The decrease is primarily attributable to lower business development and legal expenses in 1997 than in 1996 which reflected the costs associated with the signing of several corporate agreements. Headcount related expenses were also slightly lower in 1997 than in 1996 due to the severance agreement associated with the termination of a corporate officer in 1996.

Other

        Interest income was $753,000 and $585,000 in the years ended December 31, 1997 and 1996, respectively. The increase was due to higher average cash, cash equivalents and investment balances in 1997 than in 1996, particularly in the fourth quarter.

Income Taxes

        Due to operating losses and the inability to recognize an income tax benefit therefrom, there was no provision for income taxes for 1997. The provision for income taxes of approximately $10,000 for 1996 consisted entirely of alternative minimum tax.

Liquidity and Capital Resources

        Net cash provided by operating activities of $5.7 million for the year ended December 31, 1998 differs from the net loss for the same period due to: the increase in deferred revenue from a contract payment received in 1998, partially offset by the current year recognition of a portion of previously deferred revenue; changes in working capital; amortization of deferred compensation; and depreciation and amortization of fixed assets and leasehold improvements. Net cash provided by investing activities of $1.0 million for the year ended December 31, 1998, was primarily due to maturities of short-term investments, partially offset by the cost of leasehold improvements to the Company's new facility and purchases of equipment. Net cash provided by financing activities in 1998 of $0.6 million resulted primarily from the issuance of common stock through the exercise of stock options. Cash and cash equivalents and short term investments were $23.9 million at December 31, 1998.

        Lynx plans to use available funds to further the development of, and applications for, its technologies. During the year ended December 31, 1998, Lynx invested approximately $5.7 million to develop and improve a new facility to meet anticipated expansion needs for Lynx's operations.
Most of the facilities development work has been completed, although there will be a relatively low level of additional expenditures in early 1999. Lynx expects that capital investments during 1999 will be comprised primarily of purchases of equipment required in the normal course of business. Lynx intends to invest its excess cash in short-term investment grade, interest-bearing securities or certificates of deposit.

        Since commencing operations as an independent company, Lynx has obtained funding for its operations through sales of preferred and common stock to venture capital investors, institutional investors, and contract partners; revenue from contractual arrangements; interest income; product sales; and government grants. The cost, timing, and amount of funds required for specific uses by Lynx cannot be precisely determined at this time and will be based upon Lynx's progress in its research and development, legal and administrative costs, the establishment of corporate collaborations and other arrangements, additional facilities capacity needs, and the availability of alternate methods of financing.

        Lynx expects to incur substantial and increasing research and development expenses and intends to seek additional financing, as needed, through contractual arrangements with corporate partners and equity or debt offerings. There can be no assurance that any additional financing required by Lynx will be available or, if available, will be on terms favorable to Lynx. The Company believes that, at current spending levels, its existing capital resources and interest income thereon will enable it to maintain its current and planned operations at least through the middle of the year 2000.

        In late 1998, the Company entered into an agreement with a financial institution ("Lender") whereby the Company may borrow from the Lender up to $5.0 million for the purchase of equipment and certain other capital expenditures. The Lender will obtain a security interest in all items financed by it under this agreement. The Company paid to the Lender a fee that will be applied to loan transaction costs and expenses and to payments due by the Company under its borrowings. As of December 31, 1998 the Company had not financed any equipment under this arrangement.

Impact of Year 2000

       The Year 2000 ("Y2K") issue is the result of computer programs being written using two rather than four digits to define the year. A company's hardware or computer programs that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations.

        Lynx has established a team comprised of financial, information technology ("IT") and scientific personnel to address the potential exposure related to the impact of Y2K issues on its IT and non-IT systems. Lynx's approach to the Y2K issue involves the following four phases: assessment, remediation, testing, and implementation, including development of a contingency plan. As of March 1999, the Company had completed assessment of almost all of its facilities, IT equipment and systems, non-IT equipment and systems, third-party services, and vendors.

Facilities
        In January 1999, the Company moved to a newly-built facility whose building systems are Y2K compliant.

IT Equipment and Systems
        Most of Lynx's computers and computer software are either compliant or can be made compliant with patches available from the vendors at minimal cost. The IT staff is in the process of installing and testing the patches. During the second quarter of 1999, the Company will install new Y2K compliant software for accounting, purchasing, and human resources applications. The decision to implement the new administrative software was made as a result of overall Company need, irrespective of Y2K issues.

Non-IT Equipment and Systems
       Lynx's non-IT equipment consists primarily of laboratory equipment. The majority of this equipment has no date function and will not be affected by Y2K. Overall, the company found the level of non-compliant equipment to be minimal, although approximately 5% of the lab equipment have yet to be assessed. It is not expected that a significant number of the unassessed pieces of equipment will be found to be non-compliant.

Third Party Services and Vendors
        The Company is reliant upon third parties to provide Y2K compliant systems sufficiently before December 31, 1999. Lynx has surveyed its primary suppliers, banks, investment brokerages, and other third party service providers to determine whether they are Y2K compliant. The Company has determined that certain of the third parties use systems that are not Y2K compliant, but all of the third parties surveyed have programs in place to address these Y2K issues. The Company cannot guarantee that all of the third parties will achieve Y2K compliance in a timely manner. The failure of third parties to successfully address the Y2K issue could have a material adverse effect on the Company's business, financial condition and results of operations.

        Due to the relatively low level of Y2K non-compliance of Lynx's facilities, equipment, and systems, Lynx expects the remediation and testing process to be limited. As such, the Company to date has spent an insignificant amount of funds addressing the Y2K issue, and expects that the total costs associated with addressing the Y2K issue and attaining compliance will be immaterial. Lynx expects the remediation and testing phase of compliance to be completed by August 1999.

        The Company is in the process of developing a contingency plan for the IT and non-IT equipment and systems and third party service providers and vendors, if any, for which Lynx determines Y2K compliance is substantially at risk. Lynx expects to have completed the contingency plan by September 1999.


ITEM 7A.        MARKET RISK DISCLOSURES

        The primary objective of the company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company invests in highly liquid and high quality debt securities. The Company's investments in debt securities are subject to interest rate risk. To minimize the exposure due to adverse shifts in interest rates, the Company invests in short term securities and maintains an average maturity of less than one year.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                             Lynx Therapeutics, Inc.

                   Index to Consolidated Financial Statements


Report of Ernst & Young LLP, Independent Auditors

Audited Consolidated Financial Statements:

  Consolidated Balance Sheets
  Consolidated Statements of Operations
  Consolidated Statements of Stockholders' Equity
  Consolidated Statements of Cash Flows
  Notes to Consolidated Financial Statements

                Report of Ernst & Young LLP, Independent Auditors



The Board of Directors and Stockholders
Lynx Therapeutics, Inc.


We have audited the accompanying balance sheets of Lynx
Therapeutics, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lynx Therapeutics, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 1998, in conformity with generally accepted accounting principles.



                                             /s/ ERNST & YOUNG LLP

Palo Alto, California
January 29, 1999

                     Consolidated Balance Sheets
            (In thousands, except share and per share amounts)

                                                               December 31,
                                                          ---------------------
                                                             1998       1997
                                                          ---------- ----------
Assets
Current assets:
   Cash and cash equivalents.............................   $16,170     $8,798
   Short-term investments................................     7,692     16,132
   Accounts receivable...................................     5,316        244
   Other current assets..................................       678        199
                                                          ---------- ----------
Total current assets.....................................    29,856     25,373
Property and equipment:
   Leasehold improvements................................     9,510      3,795
   Laboratory and other equipment........................     3,657      3,562
                                                          ---------- ----------
                                                             13,167      7,357
   Less accumulated depreciation.........................    (3,530)    (3,588)
                                                          ---------- ----------
Net property and equipment...............................     9,637      3,769
Notes receivable from officers and employees.............       841        125
                                                          ---------- ----------
                                                            $40,334    $29,267
                                                          ========== ==========
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable......................................    $1,770       $191
   Accrued accounts payable..............................     3,332         19
   Accrued compensation..................................       295        289
   Accrued professional fees.............................       136        179
   Deferred revenue - current portion....................     3,000      2,292
   Other accrued liabilities.............................       489        528
                                                          ---------- ----------
Total current liabilities................................     9,022      3,498

Deferred revenue.........................................     7,667        --
Other noncurrent liabilities.............................       188        179

Stockholders' equity:
   Preferred  stock,  issuable  in  series,  $.001
     par value; 2,000,000 shares authorized, all
     shares designated represent convertible
     preferred stock:
   Series B, no shares outstanding at December 31,
     1998; 332,288 shares designated, issued, and
     outstanding at December 31, 1997....................       --      16,091
   Series C, no shares outstanding at December 31,
     1998; 123,299 shares designated, issued, and
     outstanding at December 31, 1997....................       --       6,109
   Series D, no shares outstanding at December 31,
     1998; 40,000 shares designated, issued, and
     outstanding at December 31, 1997....................       --       4,989
   Common stock, $.01 par value; 20,000,000 shares
     authorized, 11,132,815 and 5,892,353 shares
     issued and outstanding at December 31, 1998 and
     1997, respectively..................................    74,329     46,640
   Notes receivable from stockholders....................      (436)      (460)
   Deferred compensation.................................    (3,742)    (5,394)
   Accumulated other comprehensive income (loss).........        (7)       (45)
   Accumulated deficit...................................   (46,687)   (42,340)
                                                          ---------- ----------
Total stockholders' equity...............................    23,457     25,590
                                                          ---------- ----------
                                                            $40,334    $29,267
                                                          ========== ==========

                       See accompanying notes.

                   Consolidated Statements of Operations
                 (In thousands, except per share amounts)

                                             Years Ended December 31,
                                         --------------------------------
                                            1998       1997       1996
                                         ---------- ---------- ----------
Net revenues:
  License fees........................      $  --      $  --      $7,500
  Revenues from collaborative
    arrangements......................       6,875      4,420      1,958
  Product sales and other revenues....         130        162        291
                                         ---------- ---------- ----------
Total revenues                               7,005      4,582      9,749
Operating costs and expenses:
  Research and development............      13,166     14,226     12,545
  Selling, general and administrative.       2,141      1,930      3,170
                                         ---------- ---------- ----------
Total operating costs and expenses....      15,307     16,156     15,715
                                         ---------- ---------- ----------
Loss from operations..................      (8,302)   (11,574)    (5,966)
Interest income.......................       1,241        753        585
Other income..........................       2,865        --         --
Provision for income taxes............         151        --          10
                                         ---------- ---------- ----------
Net loss..............................     ($4,347)  ($10,821)   ($5,391)
                                         ========== ========== ==========
Basic and diluted net loss per
  share ..............................      ($0.45)    ($3.09)    ($2.45)
                                         ========== ========== ==========
Shares used in basic and diluted per
  share computation...................       9,642      3,501      2,197
                                         ========== ========== ==========

                    See accompanying notes.

                Consolidated Statements of Stockholders' Equity
              For the Years Ended December 31, 1996, 1997 and 1998
                      (In thousands, except share numbers)

                                                                                               Accumulated
                                                                                                  Other                  Total
                                   Preferred Stock      Common Stock         Notes   Deferred  Comprehen-               Stock-
                                  ------------------ ---------------------  Receiv-   Compen-     sive     Accumulated holders'
                                   Shares    Amount    Shares     Amount     able     sation   Income (loss  Deficit    Equity
                                  ----------------------------------------------------------------------------------------------
Balance at December 31, 1995..     495,587  $27,189   2,334,524   $13,394     ($660)     ($51)        ($2)   ($26,128)  $13,742
                                  ----------------------------------------------------------------------------------------------
Comprehensive loss:
   Net loss...................         --        --        --         --         --       --         --        (5,391)   (5,391)
   Other comprehensive
    income (loss)
      Net unrealized
      gain/(loss) on
      securities                       --        --        --         --         --       --            5        --           5
                                                                                               ---------------------------------
Comprehensive loss                                                                                      5      (5,391)   (5,386)
Exercise of employee stock
  options for cash............         --        --       9,663        12        --       --         --          --          12
Repurchase of common stock             --        --    (157,500)     (297)      450       --         --          --         153
Issuance of common stock
  in connection with
  Lynx/Spectragen merger......         --        --     959,182     4,221        --    (2,076)       --          --       2,145
Issuance of common stock
  for services................         --        --       6,279        31        --       --         --          --          31
Amortization of deferred
  compensation................         --        --        --         --         --        35        --          --          35
                                  ----------------------------------------------------------------------------------------------
Balance at December 31, 1996..     495,587   27,189   3,152,148    17,361      (210)   (2,092)          3     (31,519)   10,732
                                  ----------------------------------------------------------------------------------------------
Comprehensive loss:
   Net loss...................         --        --        --         --         --       --         --       (10,821)  (10,821)
   Other comprehensive
    income (loss)
      Net unrealized
      gain/(loss) on
      securities                       --        --        --         --         --       --          (48)       --         (48)
                                                                                               ---------------------------------
Comprehensive loss                                                                                    (48)    (10,821)  (10,869)
Exercise of employee stock
  options for cash and note
  receivable..................         --        --      76,181       287      (250)      --         --          --          37
Repurchase of common stock....         --        --     (11,476)     (198)       --       197        --          --          (1)
Issuance of common stock for
  cash, net of issuance
  costs of $1,685.............         --        --   2,675,500    25,070        --       --         --          --      25,070
Amortization of deferred
  compensation................         --        --        --         --         --       621        --          --         621
Recognition of deferred
  compensation on employee
  stock options...............         --        --        --       4,120        --    (4,120)       --          --         --
                                  ----------------------------------------------------------------------------------------------
Balance at December 31, 1997..     495,587   27,189   5,892,353    46,640      (460)   (5,394)        (45)    (42,340)   25,590
                                  ----------------------------------------------------------------------------------------------
Comprehensive loss:
   Net loss...................         --        --        --         --         --       --         --        (4,347)   (4,347)
   Other comprehensive
    income (loss)
      Net unrealized
      gain/(loss) on
      securities                       --        --        --         --         --       --           38        --          38
                                                                                               ---------------------------------
Comprehensive loss                                                                                     38      (4,347)   (4,309)

Exercise of employee stock
  options for cash and note
  receivable..................         --        --     334,309       744       (81)      --         --          --         663
Repurchase of common stock....         --        --     (49,717)     (108)      105       --         --          --          (3)
Conversion of series B, C
  and D preferred stock to
  common stock................    (495,587) (27,189)  4,955,870    27,189        --       --         --          --         --
Amortization of deferred
   compensation, including
   forfeitures................         --        --        --        (416)       --     1,652        --          --       1,236
Compensation and service
   expense related to stock
   option grants..............         --        --        --         280        --       --         --          --         280
                                  ----------------------------------------------------------------------------------------------
Balance at December 31, 1998..         --      $ --  11,132,815   $74,329     ($436)  ($3,742)        ($7)   ($46,687)  $23,457
                                  ==============================================================================================

                    See accompanying notes.

                  Consolidated Statements of Cash Flows
           Net increase (decrease) in cash and cash equivalents
                               (In thousands)

                                                    Years Ended December 31,
                                                --------------------------------
                                                   1998       1997       1996
                                                ---------- ---------- ----------
Cash flows from operating activities:
Net loss........................................  ($4,347)  ($10,821)   ($5,391)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
   Depreciation and amortization of fixed
     assets and leasehold improvements..........    1,176      1,298        829
   Issuance of common stock expensed in
     connection with the Lynx/Spectragen merger.      --         --       2,145
   Issuance of stock options to
     non-employees in exchange for services.....      111        --         --
   Amortization of deferred compensation........    1,236        621         35
   Other........................................     (138)       --          31
Changes in operating assets and liabilities:
   Accounts receivable..........................   (5,072)      (126)       (30)
   Other current assets.........................     (479)       (41)       (79)
   Accounts payable.............................    4,892       (219)      (264)
   Accrued liabilities..........................      (76)        60        413
   Deferred revenue.............................    8,375     (3,875)     3,542
   Other noncurrent liabilities.................        9         31         46
                                                ---------- ---------- ----------
Net cash provided by (used in) operating
  activities....................................    5,687    (13,072)     1,277
                                                ---------- ---------- ----------
Cash flows from investing activities:
Purchases of short-term investments.............  (21,767)   (16,180)    (6,903)
Maturities of short-term investments............   30,245      1,973      4,935
Leasehold improvements and equipment
  purchases, net of retirements.................   (7,254)    (1,188)    (1,511)
Notes receivable from officers and employees....     (175)        50        367
                                                ---------- ---------- ----------
Net cash provided by (used in) investing
  activities....................................    1,049    (15,345)    (3,112)
                                                ---------- ---------- ----------
Cash flows from financing activities:
Issuance of common stock, net of repurchases....      636     25,106        165
                                                ---------- ---------- ----------
Net cash provided by financing activities.......      636     25,106        165
                                                ---------- ---------- ----------
Net increase (decrease) in cash and cash
  equivalents...................................    7,372     (3,311)    (1,670)
Cash and cash equivalents at beginning of year..    8,798     12,109     13,779
                                                ---------- ---------- ----------
Cash and cash equivalents at end of year........  $16,170     $8,798    $12,109
                                                ========== ========== ==========
 Supplemental disclosures of cash flow
  information:
   Income tax paid..............................    $ --       $ --         $10
                                                ========== ========== ==========

Following are the effects of the non-cash
  transactions relating to the sale of the
  antisense business:
   Assets sold, net of depreciation.............     $210      $ --       $ --
                                                ========== ========== ==========

   Inex stock received..........................     $603      $ --       $ --
                                                ========== ========== ==========
                        See accompanying notes.

                   Notes to Consolidated Financial Statements

                                December 31, 1998

1.       Summary of Significant Accounting Policies and Basis of Presentation

Ownership and Basis of Presentation

        Lynx Therapeutics, Inc. ("Lynx" or the "Company") has developed, and continues to develop, unique, proprietary technologies aimed at handling and/or analyzing, simultaneously, the DNA molecules or fragments in complex biological samples. At the core of these technologies is Lynx's MegacloneTM technology which allows both the simultaneous cloning of millions of DNA molecules or fragments in a sample, and the parallel probing or assaying of the millions of resulting clones, all without requiring prior separation, purification, individual amplification, or identification of any of the templates. Applications include the identification of genes differentially expressed between samples, the characterization of gene expression within a sample, and a novel, highly efficient means for scoring ("genotyping") large numbers of genetic markers or single nucleotide polymorphisms ("SNPs"), simultaneously, against very large numbers of genomes.

        The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Lynx Therapeutics GmbH, formed under the laws of the Federal Republic of Germany. All significant intercompany balances and transactions have been eliminated. Certain amounts in prior periods have been reclassified to conform to current presentation.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Cash, Cash Equivalents and Short-Term Investments

        The Company considers all investments with maturities at the date of purchase of 90 days or less as cash equivalents. Investments with original maturities beyond 90 days but less than one year are considered to be short-term investments. The Company's investment policy stipulates that the investment portfolio be maintained with the objectives of preserving principal, maintaining liquidity and maximizing return.

        The Company determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 1998 and 1997, the Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized gains and losses reported as a separate component of stockholders' equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity, which are included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, on available-for-sale securities, if any, are included in interest income or expense. The cost of securities sold, is based on the specific identification method.

        The Company invests its excess cash in deposits with major banks and in money market and short-term debt securities of companies with strong credit ratings from a variety of industries. These securities generally mature within 365 days and, therefore, bear minimal risk. The Company has not experienced any losses on it's investments. The Company, by Corporate policy, limits the amount of credit exposure to any one issuer and to any one type of investment.

Property and Equipment

        Property and equipment are stated at original cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which is generally three years. Leasehold improvements are amortized over the lesser of the useful life of the asset or the remaining term of the facility lease.

Revenue Recognition

        Technology access fees or contract initiation fees are deferred and recognized as revenue on a straight-line basis over the noncancelable term of the agreement, exclusive of any possible future extensions to, or renewals of, the contract term by the other party. Payments for services and/or materials to be provided by Lynx will be recognized as revenue when earned over the contract period in which the services are performed and/or materials are delivered by Lynx, provided no other obligations, refunds, or credits to be applied to future work exist. Milestone payments are recognized as revenue upon the achievement of the related milestone and the satisfaction of any related obligations. Revenues from the sales of products are recognized upon shipment.

        During 1998, revenue from three collaborative partners represented 61%, 33% and 5% of total revenue. During 1997, revenue from three collaborative partners represented 60%, 25% and 11%. During 1996, revenue from three collaborative partners represented 36%, 30%, and 15% of total revenue.

Net Loss per Share

        The Company complies with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share" ("EPS"). Basic earnings per share is computed by dividing income or loss applicable to common shareholders by the weighted-average number of common shares outstanding for the period, net of certain common shares outstanding which are subject to continued vesting and the Company's right of repurchase. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company, to the extent such securities are dilutive. Basic and diluted net loss per share are equivalent for all periods presented herein due to the Company's net loss in all periods. The following have been excluded from the calculation of loss per share for 1998 because the effect of inclusion would be antidilutive: approximately 152,000 common shares which are outstanding but are subject to the Company's right of repurchase which expires ratably over five years; and options to purchase approximately 1,400,000 shares of common stock at a weighted average price of $5.35 per share. The repurchasable shares and options will be included in the calculation at such time as the effect is no longer antidilutive, as calculated using the treasury stock method.

        Refer to Note 7 for additional disclosure regarding the common stock and stock option plan.

Stock-Based Compensation

        As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to account for stock options granted to employees using the intrinsic value method and, accordingly, does not recognize compensation expense for options granted to employees with exercise prices equal to the fair market value of the Company's common stock on the grant date.

Recent Accounting Pronouncements

        In 1998, Lynx adopted the provisions of Statute of Financial Accounting Standards No. 130, "Reporting Comprehensive Income,"
("SFAS 130"). SFAS 130 establishes new rules for the reporting and presentation of comprehensive income and its components;
however, the adoption of SFAS 130 had an immaterial impact on the company's net loss and shareholders' equity. SFAS requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income (loss).

        In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related information" ("SFAS 131"). SFAS 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company's business activities include the development of technologies aimed at handling and/or analyzing the DNA molecules or fragments in complex biological samples. Accordingly, the Company operates in only one business segment. All of the Company's assets and revenues are derived from this activity.
Substantially all of the Company's assets are located in the United States. To date, revenues have been derived primarily from contracts with companies located in the North America, Europe and Japan, as follows (in thousands):

                                    Years Ended December 31,
                                --------------------------------
                                   1998       1997       1996
                                ---------- ---------- ----------
  North America............          $401       $176       $291
  Europe...................         6,542      4,401      5,958
  Japan....................            62          5      3,500
                                ---------- ---------- ----------
                                   $7,005     $4,582     $9,749
                                ========== ========== ==========

2.       Investments

         The following is a summary of available-for-sale securities:

                                        Available-for-Sale Securities
                                -------------------------------------------
                                             Gross      Gross      Estimated
                                Amortized  Unrealized Unrealized     Fair
                                  Cost       Gains     Losses        Value
                                ---------- ---------- ---------- ----------
                                               (In thousands)
December 31, 1998:
Money market mutual funds..          $775   $   --     $   --         $775
Commercial paper...........         8,177       --           (2)     8,175
Government notes...........         5,919       --         --        5,919
Mutual funds...............           800       --         --          800
Corporate bonds and notes..         7,799       --           (5)     7,794
                                ---------- ---------- ---------- ----------
                                  $23,470   $   --          ($7)   $23,463
                                ========== ========== ========== ==========

December 31, 1997:
Money market mutual funds..        $3,280   $   --     $   --       $3,280
Commercial paper...........         7,904       --           (6)     7,898
Government notes...........         6,902       --          (35)     6,867
Mutual funds...............         1,000       --         --        1,000
Corporate bonds and notes..         5,809       --           (4)     5,805
                                ---------- ---------- ---------- ----------
                                  $24,895   $   --         ($45)   $24,850
                                ========== ========== ========== ==========

        During the years ended December 31, 1998, 1997 and 1996, the Company did not sell any securities. As of December 31, 1998, $15.8 million of the marketable securities were classified as cash equivalents, and the balance of $7.7 million was classified as short-term investments. As of December 31, 1997, $8.8 million of the marketable securities were classified as cash equivalents, and the balance of $16.1 million was classified as short-term investments. All short-term investments have maturities of less than one year. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

3.      Collaborative Arrangements

        In October 1998, the Company entered into a research collaboration with DuPont to apply Lynx's technologies to the study of certain crop plants and their protection. Under the terms of the agreement, Lynx will receive payments over a five-year period for certain analyses, the achievement of specific technological milestones and the delivery of the genomic map of a certain crop. An initial payment of $10.0 million was received at the execution of the agreement, with an additional minimum of $12.0 million to be received by Lynx over the next three years.

        Also in the fourth quarter of 1998, Lynx reached agreement with BASF AG ("BASF") to expand the scope of the agreements that the companies had signed in 1996. The first of these agreements had granted BASF non-exclusive access to certain other Lynx bead-based technologies developed since the original agreements, and to establish the basis upon which BASF will pay Lynx (cost plus a specified profit margin) for any experiments performed by Lynx under the agreement. Pursuant to this amendment, BASF paid $1 million to Lynx in January 1999.

        The other 1996 agreements with BASF had established and defined a joint venture ("JV") company (BASF-LYNX Bioscience AG) licensed to use Lynx's technologies in epilepsy, toxicology and fermentation, with financial support from BASF. These agreements were amended to enable the JV to study certain other central nervous system ("CNS") diseases and, subject to approval by Lynx and BASF through their representatives on the Advisory Board of the JV, other fields of interest. The non-exclusive license granted by Lynx to the JV was extended accordingly. Together with these amendments, BASF agreed to commit an additional $10 million in funding to the JV, of which $4.25 million was paid to Lynx in January 1999, for the JV's acquisition of Lynx's technology assets for certain CNS diseases.

        In October 1995, Lynx entered into an agreement with Hoechst, which provided Hoechst with non-exclusive access to Lynx's Massively Parallel Signature Sequencing. Under the terms of the agreement, Hoechst paid Lynx an access fee of $3 million on execution of the agreement and, upon the achievement of a certain milestone, agreed to pay an additional fee of $8 million to initiate its subscription and a minimum access fee of $4 million for the first subscription year under the agreement. In return, Lynx will provide Hoechst with a certain number of analyses per year. In addition, the Company received $5 million in November 1995 in a private placement to Hoechst of 40,000 shares of Lynx's Series D preferred stock at $125.00 per share (since converted into 400,000 shares of common stock).

        The agreement between Hoechst and Lynx was amended in September 1997 and again in May 1998. The 1997 amendment modified the technology milestone included in the original agreement and extended the date by which such milestone must be achieved under the contract. The amendment eliminated the milestone and includes instead Hoechst's right to access Lynx's Massively Parallel Signature Sequencing technologies by payment 'of a technology access fee. Also, the 1998 amendment allows Hoechst 'and Lynx to mutually agree to include access by Hoechst to certain other of Lynx's technologies.

4.      Sale of the Antisense Business

        On March 10, 1998, Lynx sold its portfolio of phosphorothioate antisense patents and licenses, and its therapeutic oligonucleotide manufacturing facility (collectively, the "Antisense Business"), to Inex Pharmaceuticals Corporation ("Inex"), a Canadian company. As partial consideration in this transaction, Lynx received $3 million in cash and will receive 1.2 million shares of Inex common stock, in three equal installments, with the first 400,000 shares received on the above date, and the second and third installments of stock to be received no later than two and three years, respectively, from the closing of the transaction. The Inex common stock received by Lynx is subject to certain restrictions on trading for specific periods of time following receipt by Lynx. Lynx is also entitled to receive royalties on future sales of phosphoroamidate chemistry for certain therapeutic applications in the fields of cancer and inflammation.

        The gain on the sale of the Antisense Business is based on the cash and the first installment of the Inex common stock received on the transaction date, net of the book value of the assets transferred to Inex and certain other costs associated with the transaction and incurred by Lynx. The Inex common stock is classified in long term assets.

5.      License Agreements

        Lynx has entered into various license agreements with companies and academic institutions. Such agreements generally require Lynx to pay annual or semiannual license fees and are generally cancelable upon 60 to 120 days' notice. Lynx recorded a credit to expense of approximately $27,000 in the year ended December 31, 1998 for license fees which had been paid, then subsequently included in the sale to Inex. The expenses associated with licenses were approximately $314,000 for the year ended December 31, 1997; and $242,000 for the year ended December 31, 1996.

6.      Notes Receivable from Officers

        In August 1998, the Company entered into two loan agreements with an officer of the Company. Each loan is in the amount of $100,000, secured by a second mortgage on real property, with interest accruable at the rate of 5.57% per annum, and subject to early repayment under specified circumstances. The principal and interest on one loan will be forgiven, based on the officer's continuous employment over a four year period, in the following amounts: 50% on the second anniversary date of employment; and 25% on each of the third and fourth anniversary dates of employment. The second loan is to be repaid by the officer according to the following schedule: 50% of the principal on the third anniversary date of employment; and the remainder of the principal plus accrued interest on the fourth anniversary date of employment.

        In April 1997, the Company entered into a full-recourse loan agreement with an officer of the Company. A note receivable of $250,000 was issued under a stock purchase agreement for the purchase of 50,000 shares of common stock whereby all the shares issued under the agreement are pledged as collateral. The outstanding principal amount is due and payable in full in April 2002, subject to an obligation to prepay under specified circumstances. Interest is payable upon the expiration or termination of the note and accrues at the rate of 6.49% per annum.

        In October 1995, the Company entered into a full-recourse loan agreement with an officer of the Company. A note receivable of $210,000 was issued under a stock purchase agreement for the purchase of 60,000 shares of common stock whereby all the shares issued under the agreement are pledged as collateral. The note and all interest receivable was paid in full according to the terms of the agreement in April 1998.

7.      Stockholders' Equity

Preferred Stock

        On March 31, 1998, pursuant to the Amended and Restated Certificate of Designation, dated September 30, 1997, the 332,288 shares of Series B preferred stock, 123,299 shares of Series C preferred stock and 40,000 shares of Series D preferred stock converted into 4,955,870 shares of common stock.

Common Stock

        At December 31, 1998, Lynx has reserved 2,865,563 shares of common stock for issuance upon the exercise of outstanding employee and nonemployee stock options, upon the issuance of shares purchased pursuant to the employee stock purchase plan, and upon the exercise of certain warrants, as noted below:



        Stock option grants outstanding.........      1,429,722
        Shares available for grant..............        785,841
        Employee stock purchase plan shares.....        200,000
        Warrants outstanding....................         50,000
        Other...................................        400,000
                                                      ----------
                                                      2,865,563
                                                      ==========


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

        In November 1996, Lynx issued 959,182 shares of Lynx common stock in exchange for 737,832 shares of Spectragen, Inc. common stock held by certain officers, employees and one consultant of Spectragen, pursuant to an Agreement of Merger between Lynx and Spectragen. A portion of the shares are subject to repurchase rights which expire ratably over a five year period. Pursuant to the merger, and in accordance with APB 25, "Accounting for Stock Issued to Employees," Lynx recorded compensation and consultant expense of $2.1 million and recognized approximately $1.4 million in deferred compensation for the difference between the fair market value of the Lynx stock and the deemed fair market value of the Spectragen stock on the day of acquisition. The deferred compensation will be charged ratably to expense as the repurchase rights expire.

 1998 Employee Stock Purchase Plan

        In May 1998, the stockholders approved the adoption of the Company's 1998 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase
Plan authorized the issuance of 200,000 shares of common stock pursuant to purchase rights granted to employees of the Company and is intended to be an "employee stock purchase plan" as defined in Section 423 of the Internal Revenue Code.

        The Purchase Plan was adopted to provide a means by which employees of the Company and its affiliates will be given an opportunity to purchase stock in the Company, to assist in retaining the services of its employees, to attract and secure the services of new employees, and to provide incentives for all employees, to exert maximum efforts for the success of the Company. There has been no activity to date in the Purchase Plan.

 1992 Stock Option Plan

        In July 1992, Lynx adopted the 1992 Stock Option Plan ("the Plan") under which incentive or nonqualified stock options to purchase shares of common stock may be granted to employees and officers of, and consultants to, the Company. In February 1998, the stockholders approved an amendment to the 1992 Plan to enhance the flexibility of the Board of Directors ("Board") and the Board's Compensation Committee in granting stock options. The amendment increases the number of shares authorized for issuance under the 1992 Plan from a total of 3,400,000 to 4,000,000 shares.

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

        In November 1996, Lynx issued 524,355 options to purchase Lynx common stock in exchange for 403,350 options to purchase Spectragen common stock pursuant to the Agreement of Merger between the Company and Spectragen. In accordance with APB 25, Lynx recognized deferred compensation of $712,000 representing the difference between the exercise price of the options and the fair market value of the Company's common stock on the day of the grants. The deferred compensation will be charged to expense over the five year vesting period of the grants.

         The stock option activity under the Plan was as follows:

                                                    Options Outstanding
                                            ------------------------------------
                                             Number of                  Weighted
                                              Shares         Exercise   Average
                                 Available    Subject          Price    Exercise
                                 for Grant  to Options       per Share   Price
                                ----------- ----------- --------------- --------
  Balance at December 31, 1995.    169,035     732,411   $0.10 - $5.00    $1.97
  Shares authorized...........   1,224,355        --               --       --
  Options granted..............   (859,858)    859,858   $0.15 - $6.00    $2.75
  Options exercised............       --        (9,663)  $0.10 - $6.00    $1.23
  Options canceled.............     64,954     (65,004)  $0.10 - $6.00    $2.76
                                ----------- -----------
  Balance at December 31, 1996.    598,486   1,517,602   $0.10 - $6.00    $2.39
  Options granted..............   (266,841)    266,841   $4.00 -$14.38    $7.56
  Options exercised............       --       (76,181)  $0.10 - $6.00    $3.78
  Options canceled.............     29,163     (82,008)  $0.15 -$14.10    $1.68
                                ----------- -----------
  Balance at December 31, 1997.    360,808   1,626,254   $0.10 -$14.38    $3.22
  Shares authorized...........     600,000        --       --      --       --
  Options granted..............   (407,500)    407,500   $7.13 -$15.00   $11.27
  Options exercised............       --      (334,309)  $0.10 - $6.00    $2.27
  Options canceled.............    232,533    (269,723)  $0.10 -$15.00    $5.30
                                ----------- -----------
  Balance at December 31, 1998.    785,841   1,429,722   $0.10 -$15.00    $5.35
                                =========== ===========

        To date, all options granted under the Plan are nonqualified options. Options to purchase a total of 505,522 shares were exercisable under the Plan at December 31, 1998. Certain officers and employees of the Company were granted the right to exercise their options prior to vesting, subject to the Company's right of repurchase at the original issue price, which lapses ratably over five years. As of December 31, 1998, 151,978 shares outstanding were subject to repurchase.

         The options outstanding at December 31, 1998 have been segregated into ranges for additional disclosure as follows:

                       Options Outstanding            Options Exercisable
                ----------------------------------- ----------------------
                  Options      Weighted               Options
                Outstanding    Average    Weighted- Exercisable  Weighted-
                     at       Remaining    Average       at       Average
   Range of     December 31, Contractual  Exercise  December 31, Exercise
 Exercise Prices    1998     Life (Years)   Price       1998       Price
--------------- ------------ ------------ --------- ------------ ---------
 $0.10   $0.77      112,773         8.81     $0.30       48,736     $0.30
 $1.00   $1.00      182,625         5.79     $1.00      170,596     $1.00
 $1.54   $1.54      311,610         7.60     $1.54       39,195     $1.54
 $2.00   $4.00       89,580         7.54     $3.69       42,362     $3.35
 $5.00   $5.00      143,806         7.22     $5.00       89,703     $5.00
 $6.00   $7.13      154,576         7.59     $6.11       72,906     $6.00
 $7.25   $8.75      176,000         9.47     $8.54        1,166     $8.38
 $9.13  $14.25      136,986         9.96    $11.96       28,464    $11.62
$14.38  $14.38        7,500         8.46    $14.38        2,250    $14.38
 15.00  $15.00      114,266         9.15    $15.00       10,144    $15.00
                ------------                        ------------
                  1,429,722         8.01     $5.35      505,522     $3.56
                ============                        ============

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

        Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The weighted average fair value of options granted in 1996, 1997 and 1998 was $2.61, $4.11 and $6.74 per share, respectively. The weighted average fair value of options granted in 1996 at a weighted average exercise price of $1.40 per share, which was less than the market price on grant date, was $6.79. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model for the multiple option approach with the following weighted-average assumptions: a risk-free interest rate of 5.5%, 6.33% and 6.34% for 1998, 1997, and 1996, respectively, a weighted-average expected life of 5.1 years for 1998 grants, 4.2 years for 1997 grants, and
4.3 years for 1996 grants, and an expected dividend yield of zero for all three years. The Company believes that due to the low trading volume of Lynx stock in 1996, the calculated volatility of the Company's common stock did not provide a representative picture of future volatility. Consequently, an industry-based proxy volatility of 73% was used in the calculations for 1996. In 1997 and 1998, trading volume was sufficient to generate an average volatility of 56% and 64% respectively, which the Company believes is representative of future volatility.

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

        Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards under the plan consistent with the method of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                      Years Ended December 31,
                                   -----------------------------
                                     1998      1997      1996
                                   --------- --------- ---------
 Net loss:
    Historical..................    ($4,347) ($10,821)  ($5,391)
    Pro forma...................    ($5,610) ($11,498)  ($5,853)


 Net loss per share:
    Historical..................     ($0.45)   ($3.09)   ($2.45)
    Pro forma...................     ($0.58)   ($3.28)   ($2.66)

        Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, future pro forma net income and income/loss per share results, may be materially different from actual amounts presented.

 8.     Income Taxes

        The provision for income taxes of approximately $151,000 for 1998 and $10,000 for 1996 consists entirely of alternative minimum tax. Due to operating losses and the inability to recognize an income tax benefit therefrom, there is no provision for income taxes for 1997.

        The reconciliation of income tax expense (benefit) attributable to continuing operations computed at the U.S. federal statutory rates to income tax expense (benefit) for the fiscal years ended December 31, 1998, 1997 and 1996 is as follows (in thousands):

                                      Years Ended December 31,
                                   -----------------------------
                                     1998      1997      1996
                                   --------- --------- ---------
Tax provision (benefit) at U.S.
   statutory rate.................. ($1,427)  ($3,679)  ($1,830)
Book amortization of compensation
   expense for which no tax
   deduction is permitted..........     421       211       --
Alternative minimum tax............     151       --         10
Loss for which no tax benefit
   is currently recognizable.......   1,006     3,468     1,830
                                   --------- --------- ---------
                                       $151     $ --        $10
                                   ========= ========= =========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                  December 31,
                                             -------------------
                                               1998      1997
                                             --------- ---------
 Deferred tax assets:
   Net operating loss carryforwards......      $9,423   $10,800
   Research & development tax
      credit carryforwards...............       1,345     1,172
   Alternative minimum tax credit
      carryforwards......................         162        10

   Capitalized research and
      development expenditures...........       1,319       616
   Deferred revenue......................       4,182       912
   Reserves and accruals.................         324       --
   Other, net............................         599       708
   Valuation allowance...................     (17,354)  (14,218)
                                             --------- ---------
Net deferred tax assets..................       $ --      $ --
                                             ========= =========

        Realization of deferred tax assets is dependent on future earnings, if any, the timing and the amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax asset as of December 31, 1998 and 1997 has been established to reflect these uncertainties. The change in the valuation allowance was a net increase of approximately $3,136,000 and $2,661,000 for the fiscal years ended December 31, 1998 and 1997, respectively.

        As of December 31, 1998, the Company had federal and California net operating loss carryforwards of approximately $27,680,000 and $190,000, respectively, which will expire at various dates from 2002 through 2012, if not utilized. As of December 31, 1998, the Company also had federal and California research and development tax credit carryforwards of approximately $1,096,000 and $249,000, respectively, which will expire at various dates from 2007 through 2018, if not utilized.

        Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in expiration of net operating loss and tax credit carryforwards before full utilization. Utilization of federal and California net operating losses and credit carryforwards incurred prior to February 1994 is limited on an annual basis under the Internal Revenue Code of 1986, as amended, as a result of an ownership change in 1994.

 9.     Obligations under Operating Leases

        In August 1993, the Company entered into a noncancelable operating lease for facilities which expires on July 31, 2003. In 1998, the Company entered into an agreement to sublease a portion of this space. The term of the sublease is twenty-four months, commencing in March 1998. The sublessee has the option to extend the term of the sublease through July 2003, subject to certain conditions. In January 1999, the Company entered into a second agreement to sublease the remaining portion of its facilities under the 1993 lease. The term of this second sublease is fifty-four months, commencing in February 1999, and runs through July 2003.

        Rent from the two subleases is sufficient to support the rent and other operating expenses incurred by Lynx under the terms of the 1993 Lease.

        In February 1998, the Company entered into a noncancelable operating lease for facilities. The term of the lease commenced on December 15, 1998 and expires on December 14, 2008. Under the terms of the lease, the monthly rental payments are fixed for the first twenty-four months. Thereafter, the monthly rental payments increase, and are subject to annual Consumer Price Index-based adjustments, with minimum and maximum limits. The Company is recognizing rent expense on a straight-line basis over the lease period. The Company has the option to extend the lease for an additional five year period, subject to certain conditions, with payments to be determined at the time of the exercise of the option. Additionally, the Company has an option (the "Expansion Option"), exercisable on or prior to January 1, 2000, to lease additional building space. In return for the Expansion Option, the Company may be subject to a nominal carrying cost on the additional space, depending on the timing of the exercise of such option.

        The Company also leases equipment under various operating lease agreements subject to minimum annual lease payments.


         Minimum  annual  rental  commitments  and sublease income under  operating leases  are  as follows (in thousands):
                                             Commit-   Sublease
    Years ending December 31:                  ments    Income
----------------------------------           --------- ---------
       1999.................................   $1,580    $1,009
       2000.................................    1,862       913
       2001.................................    2,142       891
       2002.................................    2,211       914
       2003.................................    2,029       546
       Thereafter...........................   10,831       --
                                             --------- ---------
                                              $20,655    $4,273
                                             ========= =========

        Rent expense for facilities and equipment under operating leases was $738,000, $649,000, and $722,000 for the years ended December 31, 1998,
1997, and 1996, respectively. Rental income for the facility under sublease was $186,000 for the year ended December 31, 1998. There was no rental income in the years ended December 31, 1997 and 1996.

10.      401(k) Plan

        In October 1992, Lynx adopted a 401(k) Plan covering all of its employees. The 401(k) Plan is intended to qualify under Section 401 of the Code so that contributions by employees or by Lynx to the 401(k) Plan are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by Lynx, if any, will be deductible by Lynx when made. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to 15% (subject to an annual limit prescribed by the Code as described below) and have the amount of such reduction contributed to the 401(k) Plan. Under limitations imposed by the Code, the maximum amount of compensation reduction a participant could elect to have contributed to the 401(k) Plan for the 1998 calendar year was $10,000. This amount is subject to annual adjustments for increases in the cost of living, as determined under Internal Revenue Service regulations. The 401(k) Plan permits, but does not require, additional contributions to the 401(k) Plan by Lynx on behalf of all participants in the 401(k) Plan. In the years ended 1998, 1997 and 1996, the Company contributed $49,383, 42,088 and $37,073, respectively.

11.     Equipment Debt Financing

        In late 1998, the Company entered into an agreement with a financial institution ("Lender") whereby the Company may borrow from the Lender up to $5.0 million for the purchase of equipment and certain other capital expenditures. The Lender will obtain a security interest in all items financed by it under this agreement. The Company paid to the Lender a fee that will be applied to loan transaction costs and expenses and to payments due by the Company under its borrowings. The term of each loan under the arrangement is forty-eight months, with a right of prepayment.
As of the date each loan term commences, the interest rate and monthly payment under such loan are fixed for the entire loan term. As of December 31, 1998, the Company had not financed any equipment under this arrangement.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's executive officers, directors and certain employees, and their ages as of December 31, 1998 are as follows:

              Name               Age            Company Positions
-------------------------------- ---- -------------------------------------
Sam Eletr, Ph.D ................  59  Chief Executive Officer and
                                        Chairman of the Board
Edward C. Albini ...............  41  Chief Financial Officer and Secretary
Stephen C. Macevicz, Ph.D. .....  49  Vice President, Intellectual Property
William K. Bowes, Jr.(1) .......  72  Director
Sydney Brenner, M.B., D. Phil ..  71  Director
James C. Kitch(1) ..............  51  Director
Kathleen D. La Porte(2) ........  37  Director
Craig C. Taylor(2) .............  48  Director

-----------
  (1)  Member of the Audit Committee
  (2)  Member of the Compensation Committee


        Sam Eletr has served as Chairman of the Board of the Company since February 1992 and resumed the position of Chief Executive Officer of the Company in November 1996, a position he held from February 1992 through January 1996. In 1981, Dr. Eletr founded Applied Biosystems, Inc., a manufacturer of instruments and consumables for life science research and related applications, now a wholly-owned subsidiary of Perkin Elmer Corporation, and served as Chairman of the Board of Directors and in various executive positions at ABI from its inception until March 1987. Dr. Eletr acted as a consultant to ABI from September 1990 until July 1992, during which time he undertook to assume the leadership of the Company.

        Edward C. Albini has served as Chief Financial Officer of the Company since April 1997. He was elected Secretary of the Company in February 1998. From January 1983 to April 1997, Mr. Albini served in various financial management positions with Genentech, Inc., a biotechnology company. His most recent role at Genentech was as the director of Financial Planning and Analysis. Mr. Albini holds a BS degree in Accounting from Santa Clara University and an MBA degree from Walter A. Haas School of Business at the University of California at Berkeley. Mr. Albini is also a certified public accountant.

        Stephen C. Macevicz joined the Company in September 1995 as Vice President, Intellectual Property. He was Senior Patent Attorney and chief patent counsel at ABI from 1992 to August 1995 and, from 1986 to 1992, Patent Counsel at DNAX Research Institute of Molecular and Cellular Biology, a research subsidiary of Schering-Plough Corporation. He received his law degree from the University of California, Berkeley (Boalt
Hall) in 1984 and his Ph.D. in Biophysics from the University of California, Berkeley in 1979.

        William K. Bowes, Jr. has served as a director of the Company since March 1994. He has been a general partner of U.S. Venture Partners, a venture capital partnership, since 1981. He currently serves as a director of Amgen, Inc., a biotechnology company, AMCC, an integrated circuit company, XOMA Corporation, a biotechnology company, and one U.S. Venture Partners privately owned portfolio company.

        Sydney Brenner has served as a director of the Company since October 1993. In July 1996, he was appointed the Director and President of The Molecular Sciences Institute, a non-profit research institute in Berkeley, California. In September 1996, he retired from his position of Honorary Professor of Genetic Medicine, University of Cambridge Clinical School.
From 1986 to his retirement in 1991, Dr. Brenner directed the Medical Research Council Unit of Molecular Genetics. He was a member of the Scripps Research Institute in La Jolla, California until December 1994.

        James C. Kitch has served as a director of the Company since February 1993 and Secretary of Lynx from February 1992 to December 1997.
He was a director of ABI from August 1986 to February 1993. He is a partner at Cooley Godward LLP, a law firm which has provided legal services to the Company.

        Kathleen D. La Porte has served as a director of the Company since March 1994. She is a general partner of the Sprout Group, the venture capital affiliate of Donaldson, Lufkin and Jenrette. From 1987 to 1993, Ms. La Porte was a principal at Asset Management Company. She currently serves as a director of Keravision, Inc., a medical device company, Gentle Dental Service Corporation, a healthcare service company, and several private companies.

        Craig C. Taylor has served as a director of the Company since March 1994 and as Acting Chief Financial Officer from July 1994 to April 1997.
He has been active in venture capital since 1977 when he joined Asset Management Company. He is a general partner of AMC Partners 89 L.P., which serves as the general partner of Asset Management Associates 1989 L.P., a private venture capital partnership. He currently serves as a director of Metra BioSystems, Inc., a biotechnology company, Pharmacyclics, Inc., a biotechnology company, and several private companies.

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

        To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, during the calendar year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were complied with.


ITEM 11.        EXECUTIVE COMPENSATION

        The following table sets forth certain compensation paid by the Company during the calendar years ended December 31, 1998, 1997 and 1996, to its Chief Executive Officer and the two other most highly compensated executive officers whose compensation exceeded $100,000 (the "Named Executive Officers"):


                            Summary Compensation Table
                                                      Long-Term    All Other
                                          Annual     Compensation   Compen-
  Name and Principal Position    Year   Salary(1)     Options(#)   sation(2)
------------------------------- ------- ----------   ------------ -----------
Sam Eletr, Ph.D.                 1998    $230,460          --           $ --
   Chief Executive Officer       1997     196,131          --             --
   and Chairman of the Board     1996     176,121         32,500          --

Edward C. Albini                 1998    $147,336         50,000        $750
   Chief Financial Officer       1997     100,244 (3)     50,000          --


Stephen C. Macevicz, Ph.D.       1998    $167,611          --           $750
   Vice President,               1997     155,886          --            750
   Intellectual Property         1996     144,505          --            750


(1) Includes amounts earned but deferred at the election of the Named Executive Officer pursuant to the Company's 401(k) Plan.
(2) Contributions made by the Company to the Company's 401(k) Plan on behalf of such employee.
(3) Mr. Albini joined the Company on April 17, 1997.


        Except as disclosed above, no compensation characterized as long-term compensation, including restricted stock awards issued at a price below fair market value or long-term incentive plan payouts, was paid by the Company during the year ended December 31, 1998, to any of the Named Executive Officers.

Stock Option Grants and Exercises

        The following table sets forth, for each of the Named Executive Officers in the Summary Compensation Table, certain information regarding options granted during the year ended December 31, 1998.

                                     OPTION GRANTS IN LAST FISCAL YEAR

                                      Individual Grants
                         --------------------------------------------
                                                                        Potential Realizable
                                      % of Total                          Value at Assumed
                                        Options                           Annual Rates of
                          Number of     Granted   Exercise                  Stock Price
                          Securities      to       or Base               Appreciation for
                          Underlying   Employees  Price per  Expir-       Option Term (3)
                           Options     in Fiscal   Share      ation   -----------------------
          Name            Granted(1)    Year(2)    ($/sh)    Date(1)     5%($)      10%($)
------------------------ ------------ ----------- --------- --------- ----------- -----------
Edward C. Albini              50,000       12.59%   $15.00  02/26/08     471,671   1,195,307

-------------
 (1) Officers of the Company were granted the right to exercise their options prior to vesting, subject to the Company's right of repurchase at the original issue price, which lapses ratably over five years. Options granted generally vest over a five-year period. The term of the options is ten years.

 (2) Based on an aggregate of 397,500 options granted to employees of, and consultants to, the Company during the year ended December 31, 1998, including the Named Executive Officer.

 (3) The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option, and that option is exercised and sold on the last day of the term for the appreciated stock price.

        The following table sets forth certain information concerning the number of options exercised by the Named Executive Officers during the year ended December 31, 1998, and the number of shares covered by both exercisable and unexercisable stock options held by the Named Executive Officers. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding options and the fair market value of the Company's common stock as of December 31, 1998 ($11.44 per share).

          Aggregated Option Exercises in the Year Ended December 31, 1998 and
                                     Option Values

                                                                              Value of Unexercised
                          Shares                   Number of Unexercised      In-the-Money Options
                         Acquired                   Options at Year-End         at Year-End(1)
                            on        Value      -------------------------  -------------------------
Name                     Exercise  Realized (1)  Exercisable Unexercisable  Exercisable Unexercisable
------------------------ --------- ------------  ----------- -------------  ----------- -------------
Sam Eletr.............       --        $ --         189,333        28,167   $1,774,297      $278,853
Edward C. Albini......       --          --            --          50,000         --           --
Stephen C. Macevicz...       --          --          26,000        28,000      285,252       311,657

(1) Based on the fair market value of the Company's common stock at December 31, 19978($11.44), minus the exercise price of the option, multiplied by the number of shares underlying the options.

Compensation of Directors

        Directors are not compensated by the Company for service as directors.

Compensation Committee Interlocks and Insider Participation

        The Company's Compensation Committee was established in March 1994. There were no officers or employees of the Company who participated in deliberations of the Company's Compensation Committee concerning executive officer compensation during the year ended December 31, 1998.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding beneficial ownership of the common stock as of March 1, 1999, by (i) each stockholder who is known by the Company to own beneficially more than 5% of the common stock; (ii) each Named Executive Officer of the Company listed on the Summary Compensation Table; (iii) each director of the Company; and (iv) all directors and executive officers of the Company as a group.

                                              Common Stock(1)
Name and Address                            ---------------------
of Beneficial Owners                          Number   Percent(2)
------------------------------------------- ---------- ----------
Entities affiliated with
        U.S. Venture Partners IV, L.P.(3)     730,000        6.6%
        2180 Sand Hill Road, Suite 300
        Menlo Park, CA  94025

Entities affiliated with the
        Sprout Group(4)                       729,980        6.6%
        3000 Sand Hill Road, Suite 270
        Menlo Park, CA  94025

Cannon Street Fund Ltd.                       565,000        5.1%
        c/o Meridian Venture Group
        R.R. Box 272
        Charlottesville, VA  22314

Asset Management Associates 1989 L.P.(5)      360,000        3.2%

Sam Eletr, Ph.D.(6)                           460,759        4.1%

Edward C. Albini(7)                           100,000       **

William K. Bowes, Jr.(8)                      747,720        6.7%
        U.S. Venture Partners IV, L.P.
        2180 Sand Hill Road, Suite 300
        Menlo Park, CA  94025

Sydney Brenner, M.B., D. Phil.(9)             309,057        2.8%

James C. Kitch(10)                              9,787       **

Kathleen D. La Porte(4)                       729,980        6.6%
        Sprout Group
        3000 Sand Hill Road, Suite 270
        Menlo Park, CA  94025

Stephen C. Macevicz, Ph.D(11)                  99,651       **

Craig C. Taylor(12)                           371,497        3.3%

All directors and officers as a             2,828,451       25.4%
group (8 persons)(13)

(1) Except as otherwise noted, and subject to community property laws where applicable, each person or entity named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by him, her or it.

(2) Percentage of beneficial ownership is based on 11,132,815 shares of common stock outstanding as of March 1, 1999, except as otherwise noted in the footnotes. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options currently exercisable or exercisable within 60 days of March 1, 1999, are deemed outstanding for computing the percentage of the person holding such option but are not deemed outstanding for computing the percentage of any other person.

(3) Includes 730,000 shares of common stock held by entities affiliated with U.S. Venture Partners IV, L.P. ("U.S.V.P. IV") Mr. Bowes, a director of the Company, is a general partner of Presidio Management Group IV, the general partner of U.S.V.P. IV. Mr. Bowes shares the power to vote and control the disposition of shares held by U.S.V.P. IV and therefore may be deemed to be the beneficial owner of such shares. Mr. Bowes disclaims beneficial ownership of such shares, except to the extent of his pro-rata interest therein.

(4) Includes 729,980 shares of common stock held by entities affiliated with Sprout Group. Ms. La Porte, a director of the Company, is a general partner of the Sprout Group, an entity affiliated with Sprout Capital VI, Sprout Capital VII and DLJ Capital. Ms. La Porte shares the power to vote and control the disposition of shares held by Sprout Capital VI, Sprout Capital VII and DLJ Capital and therefore may be deemed to be the beneficial owner of such shares. Ms. La Porte disclaims beneficial ownership of such shares, except to the extent of her pro-rata interest therein.

(5) Includes 360,000 shares of common stock held by Asset Management Associates 1989 L.P. ("Asset 1989 L.P."). Mr. Taylor, a director of the Company, is a general partner of AMC Partners 89, which is the general partner of Asset 1989 L.P. Mr. Taylor shares the power to vote and control the disposition of shares held by Asset 1989 L.P. and therefore may be deemed to be the beneficial owner of such shares. Mr. Taylor disclaims beneficial ownership of such shares, except to the extent of his pro-rata interest therein.

(6) Includes 217,500 shares of common stock issuable upon exercise of Lynx stock options held by Dr. Eletr that are exercisable within 60 days.

(7) Includes 50,000 shares of common stock issuable upon exercise of Lynx stock options held by Mr. Albini.

(8) See Note 3 above. Common stock amount also includes 17,720 shares held by Mr. Bowes.

(9) Includes 49,057 shares of common stock issuable upon exercise of Lynx stock options held by Dr. Brenner that are exercisable within 60 days.

(10) Includes 2,287 shares of common stock and 7,500 shares of common stock issuable upon the exercise of Lynx stock options held by Mr. Kitch on behalf of GC&H Investments, an investment partnership of which Mr. Kitch is a general partner. Mr. Kitch shares the power to vote and control the disposition of such shares and therefore may be deemed to be the beneficial owner of such shares. Mr. Kitch disclaims beneficial ownership of such shares, except to the extent of his pro-rata interest therein.

(11) Includes 54,000 shares of common stock issuable upon exercise of Lynx stock options held by Dr. Macevicz that are exercisable within 60 days.

(12) See Note 5 above. Includes 11,497 shares of common stock held by Mr. Taylor.

(13) Common stock amount includes 1,839,980 shares held by entities affiliated with certain directors and 324,057 shares of common stock issuable upon exercise of the Company's stock options held by directors and officers that are exercisable within 60 days. See Notes 6 through 12 above.



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

        In October 1995, the Company entered into a full-recourse loan agreement with Karoly Nikolich, an officer of the Company. A note receivable of $210,000 was issued under a stock purchase agreement for the purchase of 60,000 shares of common stock whereby all the shares issued under the agreement are pledged as collateral. The note and all interest receivable was paid in full according to the terms of the agreement in April 1998.

        For legal services rendered during the calendar year ended December 31, 1998, the Company paid approximately $239,000 to Cooley Godward LLP, the Company's counsel, of which Mr. Kitch, a director of the Company, is a partner.






ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

 (a)    (1)     The following index, Report of Ernst & Young LLP,
Independent Auditors and financial statements are set forth on pages 22 through 27 of this report:

         (i)      Report of Ernst & Young  LLP, Independent Auditors.

         (ii)     Consolidated Balance Sheets as of December 31, 1998 and 1997.

         (iii) Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

         (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996.

         (v) Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

         (vi)     Notes to Consolidated Financial Statements.

     (2) All schedules are omitted because they are not required, are not applicable, or the information is included in the consolidated financial statement or notes thereto.

     (3) The following documents are filed as Exhibits to this report:

Exhibit
 Number                       Description of Document
-------- -----------------------------------------------------------------
2.1** Acquisition Agreement, dated as of February 4, 1998, by and between the Company and Inex Pharmaceuticals Corporation, incorporated by reference to the indicated exhibit of the Registrant's current report on Form 8-K filed on March 24, 1998.
3.1.1 Certificate of Amendment of Certificate of the Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Registrant's Form 10-K for the period ended December 31, 1997.
3.2 Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Registrant's Statement Form 10 (File No. 0-22570), as amended.
3.3 Certificate of Amendment of Designation of Preferences of Series B Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 3.4 of the registrant's Form 10-Q for the period ended March 31, 1995.
3.3.1 Certificate of Amendment to Certificate of Designation of Preferences of Series B Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 3.4.1 of the Registration's Form 10-K for the period ended December 31, 1997.
3.3.2 Certificate of Amendment to Certificate of Designation of Preferences of Series B Convertible Preferred Stock of the Company dated September 30, 1997, incorporated by reference to Exhibit 3.4.2 of the Registrant's Form 10-K for the period ended December 31, 1997.
3.4 Certificate of Designation of Preferences of Series C Convertible Preferred Stock, incorporated by reference to the indicated exhibit of the registrant's Form 10-Q for the period ended March 31, 1995.
3.4.1 Certificate of Amendment to Certificate of Designation of Preferences of Series C Convertible Preferred Stock of the Company dated September 30, 1997, incorporated by reference to exhibit 3.5.1 of the registrant's Form 10-K for the period ended December 31, 1997.
3.4.2 Certificate of Amendment to Certificate of Designation of Preferences of Series C Convertible Preferred Stock of the Company dated September 30, 1997, incorporated by reference to exhibit 3.5.2 of the Registrant's Form 10-K for the period ended December 31, 1997.
3.5 Certificate of Amendment to Certificate of Designation of Preferences of Series D Convertible Preferred Stock of the Company dated September 30, 1997, incorporated by reference to exhibit 3.6 of the Registrant's Form 10-K for the period ended December 31, 1997.
4.1      Form of Common Stock Certificate, incorporated by reference to
         Exhibit 4.2 of the Registrant's statement Form 10 (File No. 0-22570), as amended.
10.1 Form of Indemnity Agreement entered into between the Company and its directors and officers, incorporated by reference to Exhibit 10.7 of the Registrant's Statement Form 10 (File No. 0-22570), as amended.
10.2+ The Company's 1992 Stock Option Plan (the "Stock Option Plan"), incorporated by reference to Exhibit 10.8 of the Registrant's Statement Form 10 (File No. 0-22570), as amended.
10.3+ Form of Incentive Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.9 of the Registrant's Statement Form 10 (File No. 0-22570), as amended.
10.4+ Form of Nonstatutory Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.10 of the Registrant's Statement Form 10 (File No. 0-22570), as amended.
10.5 Agreement of Assignment and License of Intellectual Property Rights, dated June 30, 1992, between the Company and ABI, incorporated by reference to Exhibit 10.11 of the Registrant's Statement Form 10 (File No. 0-22570), as amended.
10.6     Amended and Restated Investor Rights Agreement, dated as of
         November 1, 1995, incorporated by reference to the Exhibit 10.30 of the Registrant's Form 10-K for the period ended December 31, 1995.
10.7+ Stock Purchase Agreement, dated as of June 13, 1996, between Spectragen, Inc. and Sam Eletr. (The Stock Purchase Agreement was assumed by the Company pursuant to the Agreement of Merger between the Company and Spectragen, Inc.), incorporated by reference to
         Exhibit 10.25 of the Registrant's Form 10-K for the period ended December 31, 1996.
10.8 Joint Venture Agreement dated as of October 23, 1996, between the Company and BASF Aktiengesellschaft, incorporated by reference to the indicated exhibit of the Registrant's Form 10-K for the period ended December 31, 1996.**
10.8.1 First Amendment to Joint Venture Agreement dated as of October 23, 1998, between the Company and BASF Aktiengesellschaft.**
10.9+ Stock Purchase Agreement dated as of April 14, 1997, between the Company and Edward C. Albini, incorporated by reference to Exhibit
         10.32 of the Registran't Form 10-K for the period ended December 31,
         1997
10.10 Form of Common Stock Purchase Agreement, dated as of September 28, 1997, by and between the Company and the investors listed therein, incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-3, filed on October 31, 1997 (File No. 333-39171).
10.11 Lease, dated as of February 27, 1998, between the Company and SimFirst, L.P., Limited Partnership, incorporated by reference to
         Exhibit 10.35 of the Registrant's Form 10-Q for the period ended March 31, 1998.
10.12 Technology License and Development Agreement, dated as of January 1, 1997, between the Company and BASF-LYNX Bioscience AG.**
10.12.1 First Amendment to Technology License and Development Agreement, dated as of January 1, 1997, between the Company and BASF-LYNX Bioscience AG.**
21.1     Subsidiaries of the Company.
23.1     Consent of Ernst & Young LLP, Independent Auditors.
24.1     Power of Attorney.  Reference is made to page 50.
27       Financial Data Table for the period ended December 31, 1998.

---------------
(+)      Management contract or compensatory plan or arrangement.
** Portions of this agreement have been deleted pursuant to our request for confidential treatment.

(b)      Reports on Form 8-K
         Not applicable

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) Securities Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 1999.

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

         Signature                       Title                    Date
---------------------------  ------------------------------  ---------------
/s/  Sam Eletr               Chief Executive Officer and     March 31, 1999
---------------------------  Chairman of the Board
     Sam Eletr               (Principal Executive Officer)


/s/  Edward C. Ablini        Chief Financial Officer and     March 31, 1999
---------------------------  Secretary (Principal Financial
     Edward C. Albini        and Accounting Officer)


/s/  William K. Bowes, Jr.   Director                        March 31, 1999
---------------------------
     William K. Bowes, Jr.


/s/  Sydney Brenner          Director                        March 31, 1999
---------------------------
     Sydney Brenner


/s/  James C. Kitch          Director                        March 31, 1999
---------------------------
     James C. Kitch


/s/  Kathleen D. La Porte    Director                        March 31, 1999
---------------------------
     Kathleen D. La Porte


/s/  Craig C. Taylor         Director                        March 31, 1999
---------------------------
     Craig C. Taylor
