Form 10-Q
period 1999-03-31
LYNX THERAPEUTICS INC
filed 1999-05-17
CIK 913275

==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    Form 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1999.

                                       or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to _______.

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

      25861 Industrial Blvd.
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

The number of shares of Common Stock outstanding as of April 30, 1999 was 11,147,167. The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of April 30, 1999 was $110,884,850.
 ==============================================================================

                         Lynx Therapeutics, Inc.

                                 INDEX

PART I       FINANCIAL INFORMATION (unaudited)

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets - March 31, 1999
                 and December 31, 1998

             Condensed Consolidated Statements of Operations - three
                 months ended March 31, 1999 and 1998

             Condensed Consolidated Statements of Cash Flows - three months ended March 31, 1999 and 1998

             Notes to Condensed Consolidated Financial Statements

Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings

Item 2.      Changes in Securities

Item 3.      Defaults Upon Senior Securities

Item 4.      Submission of Matters to a Vote of Security Holders

Item 5.      Other Information

Item 6.      Exhibits and Reports on Form 8-K

Signatures

                               Lynx Therapeutics, Inc.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands)

                                                       March 31,   December 31,
                                                        1999          1998*
                                                     ------------  -----------
Assets
Current assets:
   Cash and cash equivalents........................     $12,151      $16,170
   Short-term investments...........................      11,520        7,692
   Accounts receivable..............................       4,051        5,316
   Other current assets.............................         633          678
                                                     ------------  -----------
Total current assets................................      28,355       29,856
                                                     ------------  -----------
Property and equipment:
   Leasehold improvements...........................      10,532        9,510
   Laboratory and other equipment...................       4,759        3,657
                                                     ------------  -----------
                                                          15,291       13,167
   Less accumulated depreciation and amortization...      (4,011)      (3,530)
                                                     ------------  -----------
Net property and equipment..........................      11,280        9,637
Other non-current assets............................         960          841
                                                     ------------  -----------
                                                         $40,595      $40,334
                                                     ============  ===========
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable.................................        $250       $5,102
   Accrued compensation.............................         234          295
   Accrued professional fees........................          65          136
   Deferred revenue - current portion...............       3,846        3,000
   Equipment loan - current portion.................         123          --
   Other accrued liabilities........................         461          489
                                                     ------------  -----------
Total current liabilities...........................       4,979        9,022

Deferred revenue....................................      14,167        7,667
Equipment loan......................................         537          --
Other noncurrent liabilities........................         272          188

Stockholders' equity:
   Common stock.....................................      74,427       74,329
   Notes receivable from stockholders...............        (436)        (436)
   Deferred compensation............................      (3,437)      (3,742)
   Accumulated comprehensive income (loss)..........         (27)          (7)
   Accumulated deficit..............................     (49,887)     (46,687)
                                                     ------------  -----------
Total stockholders' equity..........................      20,640       23,457
                                                     ------------  -----------
                                                         $40,595      $40,334
                                                     ============  ===========

* The Balance Sheet amounts at December 31, 1998, have been derived from audited financial statements at that date but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                           Lynx Therapeutics, Inc.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share amounts)
                                (Unaudited)

                                          Three Months Ended
                                              March 31,
                                         -------------------
                                            1999      1998
                                         --------- ---------
Net revenues:
   Technology access revenue...........      $654      $814
                                         --------- ---------
Total revenues.........................       654       814


Operating  expenses:
   Research and development............     3,551     3,842
   General and administrative..........       773       492
                                         --------- ---------
Total operating expenses...............     4,324     4,334
                                         --------- ---------
Loss from operations...................    (3,670)   (3,520)

Interest income........................       334       336
Other income/(expense).................       178     3,176
                                         --------- ---------
Loss before provision for income taxes.    (3,158)       (8)

Provision for income taxes.............       (42)      --
                                         --------- ---------
Net loss...............................   ($3,200)      ($8)
                                         ========= =========

Basic and diluted net loss per share...    ($0.29)   ($0.00)
                                         ========= =========

Shares used in per share computation...    11,039     5,729
                                         ========= =========

                             See accompanying notes.

                            Lynx Therapeutics, Inc.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                               (Unaudited)

                                                            Three Months Ended
                                                               March 31,
                                                          ----------------------
                                                             1999        1998
                                                          ----------  ----------
Cash flows from operating activities:
Net loss...............................................     ($3,200)        ($8)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
     Depreciation and amortization.....................         481         355
     Amortization of deferred compensation.............         305         330
     Non-cash consideration received and costs
       incurred on the sale of the
       antisense business, net.........................         --         (417)
     Changes in operating assets and liabilities:
         Accounts receivable...........................       1,265        (106)
         Other current assets..........................          45          36
         Accounts payable..............................      (4,852)      1,089
         Accrued liabilities...........................        (160)       (231)
         Deferred revenue..............................       7,346        (688)
         Other non-current liabilities.................          84           8
                                                          ----------  ----------
Net cash provided by operating activities..............       1,314         368
                                                          ----------  ----------
Cash flows from investing activities:
Purchases of short-term investments....................      (5,437)     (5,667)
Maturities of short-term investments...................       1,589      13,093
Leasehold improvements and equipment purchases ........      (2,124)       (865)
Other assets...........................................        (119)       (706)
                                                          ----------  ----------
Net cash provided by (used in) investing activities....      (6,091)      5,855
                                                          ----------  ----------
Cash flows from financing activities:
Proceeds from equipment loan                                    660         --
Issuance of common stock...............................          98         358
                                                          ----------  ----------
Net cash provided by financing activities..............         758         358
                                                          ----------  ----------
Net increase (decrease) in cash and cash equivalents...      (4,019)      6,581
Cash and cash equivalents at beginning of period.......      16,170       8,798
                                                          ----------  ----------
Cash and cash equivalents at end of period.............     $12,151     $15,379
                                                          ==========  ==========
Supplemental schedule of non-cash investing activities:
  Effects of non-cash transactions relating to the
    sale of the antisense business.....................       $ --       $1,082
                                                          ==========  ==========

Supplemental disclosure of cash flow information:
  Cash paid during the periiod for income taxes.........       $151       $ --
                                                          ==========  ==========

                             See accompanying notes.

                             Lynx Therapeutics, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999
                                   (Unaudited)


1.      Ownership and Nature of Business

        Lynx Therapeutics, Inc. ("Lynx" or the "Company"), has developed, and continues to develop, unique, proprietary technologies aimed at handling and/or analyzing, simultaneously, the DNA molecules or fragments in complex biological samples. At the core of these technologies is Lynx's MegacloneTM technology which allows both the simultaneous cloning of millions of DNA molecules or fragments in a sample, and the parallel probing, or assaying of the millions of resulting clones, all without requiring prior separation, purification, individual amplification, or identification of any of the templates. Applications include the identification of genes differentially expressed between samples, the characterization of gene expression within a sample, and a novel, highly efficient means for scoring ("genotyping") large numbers of genetic markers or single nucleotide polymorphisms ("SNPs"), simultaneously, against very large numbers of genomes.

2.      Basis of Presentation

        The accompanying condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC"). Certain prior year amounts have been reclassified to conform to current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results for the full year.

        The unaudited condensed consolidated financial statements include all accounts of the Company and its wholly owned subsidiary, Lynx
Therapeutics GmbH, formed under the laws of the Federal Republic of Germany. All significant intercompany balances have been eliminated.

        These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company's year ended December 31, 1998, included in its annual report on Form 10-K filed with the SEC.




3.      Summary of Significant Accounting Policies

Net Loss Per Share

       SFAS 128 requires that companies present two measures of earnings per share, basic and diluted. Basic net loss per share is computed by dividing loss applicable to common shareholders by the weighted average number of common shares outstanding for the period, net of certain common shares outstanding which are subject to continued vesting and the Company's right of repurchase. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of the Company, to the extent such securities are dilutive. Basic and diluted loss per share is equivalent for all periods presented herein due to the Company's net losses for such periods. The following have been excluded from the calculation of loss per share because the effect of inclusion would be antidilutive: approximately 130,000 common shares which are outstanding but are subject to the Company's right of repurchase which expires ratably over 5 years, and options to purchase approximately 1,473,000 shares of common stock at a weighted average price of $5.70 per share.
The repurchasable shares and options will be included in the calculation at such time as the effect is no longer antidilutive, as calculated using the treasury stock method.

Comprehensive Income

        As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards, No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and presentation of comprehensive income and its components; however, the adoption of SFAS 130 had an immaterial impact on the Company's net loss and shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive loss.

        Total comprehensive loss during the three-month periods ended March 31, 1999 and 1998 was $3.2 million and $0, respectively.

4.      Corporate Collaborations

        On March 31, 1999, Lynx reached agreement with Hoechst Marion Roussel, Inc. ("Hoechst") and the latter's affiliate, Hoechst Schering AgrEvo GmbH ("AgrEvo"), to activate a subscription to Lynx services.
The activation of the agreement enables AgrEvo to access, for a fee and minimum annual subscription payments,certain of Lynx technologies to which Hoechst earlier had secured broad, non-exclusive access rights for itself and its affiliates.

        Hoechst's rights, which are covered by an existing agreement enable Hoechst and its affiliates to access Lynx technologies on a non-exclusive basis for all fields in return for an access fee and subscription fees above and beyond the up-front payment and the equity investment previously made by Hoechst. Lynx received
$2.0 million from Hoechst's AgrEvo affiliate for non-exclusive access to the technologies, limited to the agricultural field. Additional payments would be due under the agreement if Hoechst (or another affiliate) activated its rights to access the technologies for use in the pharmaceutical field.

        In addition to the $2.0 million fee paid to activate the agreement, the minimum subscription payments of $2.0 million per year to be received by Lynx will cover Lynx's costs plus commercially reasonable profits for analyses to be performed by Lynx on behalf of AgrEvo. This subscription by AgrEvo may be extended for up to three years beyond an initial one-year period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       This discussion and analysis should be read in conjunction with the Company's financial statements and accompanying notes included in this report and the Company's 1998 audited financial statements and notes thereto included in its 1998 Annual Report on Form 10-K. Operating results are not necessarily indicative of results that may occur in future periods.

        Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. When used herein, the words "believe," "anticipate," "expect," "estimate" and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the Company's 1998 Annual
Report on Form 10-K. Lynx undertakes no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.


Results of Operations

Revenue

        Revenues for the three-month periods ended March 31, 1999 and 1998 were $0.7 and $0.8 million, respectively. The 1999 revenue was comprised of $0.5 million earned under agreement with E.I. DuPont De Nemours and Company ("DuPont") and $0.2 million earned under the agreement with AgrEvo.
The 1998 revenues included $0.7 million earned under an agreement with BASF AG.

Operating Expenses

        Research and development expenses were $3.6 and $3.8 million in the three months ended March 31, 1999 and 1998, respectively. Expenses were lower in the 1999 period than in the 1998 period due primarily to the sale in March 1998 of Lynx's antisense business to Inex Pharmaceuticals Corporation ("Inex"). Lynx expects to continue to incur substantial research and development expenses as it focuses on building production capacity for the anticipated commercial application of its genomic technologies.

        General and administrative expenses were $0.8 and $0.5 million in the quarters ended March 31, 1999 and 1998, respectively. The increase was primarily due to outside legal and administrative costs associated with the Company's business development efforts and facilities expansion. Lynx expects to continue to incur substantial administrative expenses in support of its research and development and business development efforts.

Interest Income

        Interest income was $0.3 million in the quarters ended March 31, 1999 and March 31, 1998. This was a result of a slightly higher rate of interest earned in 1999 offset by slightly lower average investment balances in the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998.

Other Income and Expense

        Other income was $0.2 million in the quarter ended March 31, 1999, compared to $3.2 million in the quarter ended March 31, 1998. The 1999 income was attributable to a gain on the sale of certain fixed assets no longer used in Lynx's operations. The 1998 income was comprised of the gain from the March 1998 sale of Lynx's antisense program to Inex.

Liquidity and Capital Resources

        Net cash provided by operating activities of $2.0 million for the three months ended March 31, 1999 differed from the net loss primarily due to an increase in deferred revenue partially offset by a decrease in current liabilities. Net cash used in investing activities related to purchases of short-term investments and capital expenditures. Net cash provided by financing activities related to the exercise of stock options by employees. Cash, cash equivalents, and short-term investments were $23.7 million at March 31, 1999.

        In late 1998, the Company entered into an agreement with a financial institution ("Lender") whereby the Company may borrow up to $5.0 million for the purchase of equipment and certain other capital expenditures. The Lender will obtain a security interest in all items financed by it under this agreement. The Company paid to the Lender a fee that will be applied to loan transaction costs and expenses and to payments due by the Company under its borrowings. As of March 31, 1999, the Company had borrowed approximately $0.7 million under this agreement.

        Lynx plans to use available funds for the development of, and applications for, its technologies. Pending such uses as described above, Lynx intends to invest its excess cash in short-term, investment grade, interest-bearing securities or certificates of deposit.

       Lynx has obtained funding for its operations through sales of preferred and common stock to venture capital investors, institutional investors, and contract partners; revenue from contractual arrangements, interest income, product sales, and government grants. The cost, timing, and amount of funds required for specific uses by Lynx cannot be precisely determined at this time and will be based upon Lynx's progress in its research and development, legal and administrative costs, the establishment of corporate collaborations and other arrangements, additional facilities capacity needs, and the availability of alternate methods of financing.

        Lynx expects to incur substantial and increasing research and development expenses and intends to seek additional financing, as needed, through contractual arrangements with corporate partners and equity or debt offerings. There can be no assurance that any additional financing required by Lynx will be available or, if available, will be on terms favorable to Lynx. The Company believes that, at current spending levels, its existing capital resources, and interest income thereon, will enable it to maintain its current and planned operations through the middle of the year 2000.

Impact of Year 2000

        The Year 2000 ("Y2K") issue is the result of computer programs using two rather than four digits to define the year. A company's hardware or computer programs that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations.

        Lynx has established a team comprised of financial, information technology ("IT") and scientific personnel to address the potential exposure related to the impact of Y2K issues on its IT and non-IT systems. Lynx's approach to the Y2K issue involves the following four phases: assessment, remediation, testing, and implementation including development of a contingency plan. As of March 1999, the Company had completed assessment of almost all of its facilities, IT equipment and systems, non-IT equipment and systems, third-party services, and vendors.

Facilities
        In January 1999, the Company moved to a newly built facility with building systems that are Y2K compliant.

IT Equipment and Systems
        Most of Lynx's computers and computer software are either Y2K compliant or can be made compliant with patches available from the vendors at minimal cost. The IT staff is in the process of installing and testing the patches. During the second quarter of 1999, the Company will install new Y2K compliant software for accounting, purchasing, and human resources applications. The decision to implement the new administrative software was made as a result of overall Company need, irrespective of Y2K issues.

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

Third Party Services and Vendors
       Lynx has surveyed its primary suppliers, banks, investment brokerages, and other third party service providers to determine whether they are Y2K compliant. The Company has determined that certain of the third parties use systems that are not Y2K compliant, but all of the third parties surveyed have programs in place to address these Y2K issues. The Company cannot guarantee that all of the third parties will achieve Y2K compliance in a timely manner. The failure of third parties to successfully address the Y2K issue could have a material adverse effect on the Company's business, financial condition, and results of operations.

        Due to the relatively low level of Y2K non-compliance of Lynx's facilities, equipment, and systems, Lynx expects the remediation and testing process to be limited. As such, the Company to date has spent an insignificant amount of funds addressing the Y2K issue, and expects that the total costs associated with addressing the Y2K issue and attaining compliance will be immaterial. Lynx expects the remediation and testing phase of compliance to be completed by September 1999.

        The Company is in the process of developing a contingency plan for the IT and non-IT equipment and systems and third party service providers and vendors, if any, for which Lynx determines Y2K compliance is substantially at risk. Lynx expects to have completed the contingency plan by September 1999.


PART II OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities and Use of Proceeds
        None

Item 3. Defaults upon Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security Holders
        None

Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K.

        a) Exhibits - The following documents are filed as Exhibits to this report:

                Exhibit Number  Description

                     27.1    Financial Data Schedule

        b) No reports on Form 8-K were filed during the three-month period ended March 31, 1999.

                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LYNX THERAPEUTICS, INC.


                                   /s/  Sam Eletr
                                   -------------------------------------------
                                   By:     Sam Eletr, Ph.D.
                                           Chief Executive Officer and
                                           Chairman of the Board
                                   Date:   May 17, 1999


                                   /s/  Edward C. Albini
                                   -------------------------------------------
                                   By:     Edward C. Albini
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)
                                   Date:   May 17, 1999

                                  EXHIBIT INDEX



    Exhibit Number         Description
    --------------         -----------

         27.1          Financial Data Schedule