Form 10-Q
period 1999-06-30
LYNX THERAPEUTICS INC
filed 1999-08-13
CIK 913275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-22570

Lynx Therapeutics, Inc.
(Exact name of Registrant as specified in its charter)

                          Delaware                                                             94-3161073
(State or Other Jurisdiction of Incorporation or Organization)                       (I.R.S. Employer Identification No.)

25861 Industrial Blvd.
Hayward, CA 94545
(Address of principal executive offices, including zip code)

(510) 670-9300
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

The number of shares of Common Stock outstanding as of July 31, 1999, was ??,???,???. The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of July 31, 1999, was $???,???,???.

Lynx Therapeutics, Inc.
FORM 10-Q
INDEX

PART I FINANCIAL INFORMATION (unaudited)

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998

        Condensed Consolidated Statements of Operations - three and six months ended June 30, 1999 and 1998

        Condensed Consolidated Statements of Cash Flows - six months ended June 30, 1999 and 1998

        Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Introduction

        Results of Operations

        Liquidity and Capital Resources

Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I -- FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Lynx Therapeutics, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                        June 30,   December 31,
                                                          1999        1998*
                                                     ------------  -----------
Assets
Current assets:
   Cash and cash equivalents........................     $11,196      $16,170
   Short-term investments...........................      14,111        7,692
   Accounts receivable..............................           3        5,316
   Other current assets.............................         468          678
                                                     ------------  -----------
Total current assets................................      25,778       29,856
                                                     ------------  -----------
Property and equipment:
   Leasehold improvements...........................      10,296        9,510
   Laboratory and other equipment...................       5,551        3,657
                                                     ------------  -----------
                                                          15,847       13,167
   Less accumulated depreciation and amortization...      (4,166)      (3,530)
                                                     ------------  -----------
Net property and equipment..........................      11,681        9,637
Other non-current assets............................         971          841
                                                     ------------  -----------
                                                         $38,430      $40,334
                                                     ============  ===========
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable.................................        $936       $5,102
   Accrued compensation.............................         329          295
   Accrued professional fees........................          86          136
   Deferred revenue - current portion...............       3,385        3,000
   Equipment loan - current portion.................         478          --
   Other accrued liabilities........................         376          489
                                                     ------------  -----------
Total current liabilities...........................       5,590        9,022

Deferred revenue....................................      14,167        7,667
Equipment loan......................................       1,955          --
Other noncurrent liabilities........................         323          188

Stockholders' equity:
   Common stock.....................................      74,365       74,329
   Notes receivable from stockholders...............        (436)        (436)
   Deferred compensation............................      (3,044)      (3,742)
   Accumulated comprehensive income (loss)..........         (47)          (7)
   Accumulated deficit..............................     (54,443)     (46,687)
                                                     ------------  -----------
Total stockholders' equity..........................      16,395       23,457
                                                     ------------  -----------
                                                         $38,430      $40,334
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

Lynx Therapeutics, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                          Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                         ------------------- -------------------
                                            1999      1998      1999      1998
                                         --------- --------- --------- ---------
Technology access revenue...........         $961      $691    $1,615    $1,505

Operating  expenses:
   Research and development............     4,615     3,071     8,166     6,913
   General and administrative..........       948       509     1,721     1,001
                                         --------- --------- --------- ---------
Total operating expenses...............     5,563     3,580     9,887     7,914
                                         --------- --------- --------- ---------
Loss from operations...................    (4,602)   (2,889)   (8,272)   (6,409)

Interest income........................       309       324       644       660
Other income/(expense).................      (150)      --         27     3,176
                                         --------- --------- --------- ---------
Loss before provision for income taxes.    (4,443)   (2,565)   (7,601)   (2,573)

Provision for income taxes.............      (114)      --       (156)      --
                                         --------- --------- --------- ---------
Net loss...............................   ($4,557)  ($2,565)  ($7,757)  ($2,573)
                                         ========= ========= ========= =========

Basic and diluted net loss per share...    ($0.41)   ($0.24)   ($0.70)   ($0.31)
                                         ========= ========= ========= =========

Shares used in per share computation...    11,065    10,884    11,052     8,306
                                         ========= ========= ========= =========

See accompanying notes.

Lynx Therapeutics, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                             Six Months Ended
                                                                  June 30,
                                                          ----------------------
                                                              1999        1998
                                                          ----------  ----------
Cash flows from operating activities:
Net loss...............................................     ($7,757)    ($2,573)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
     Depreciation and amortization.....................         636         653
     Amortization of deferred compensation.............         699         626
     Non-cash consideration received and costs
       incurred on the sale of the
       antisense business, net.........................         --         (418)
     Changes in operating assets and liabilities:
         Accounts receivable...........................       5,313         136
         Other current assets..........................         210        (119)
         Accounts payable..............................      (4,166)        373
         Accrued liabilities...........................        (129)       (142)
         Deferred revenue..............................       6,885      (1,375)
         Other non-current liabilities.................         135          15
                                                          ----------  ----------
Net cash provided by operating activities..............       1,826      (2,824)
                                                          ----------  ----------
Cash flows from investing activities:
Purchases of short-term investments....................     (13,539)    (18,260)
Maturities of short-term investments...................       7,080      18,615
Leasehold improvements and equipment products..........      (2,680)     (1,290)
Other assets...........................................        (130)          5
                                                          ----------  ----------
Net cash provided by (used in) investing activities....      (9,269)       (930)
                                                          ----------  ----------
Cash flows from financing activities:
Proceeds from equipment loan                                  2,461           0
Repayments of equipment loans                                   (28)          0
Issuance of common stock...............................          36         625
                                                          ----------  ----------
Net cash provided by financing activities..............       2,469         625
                                                          ----------  ----------
Net increase (decrease) in cash and cash equivalents...      (4,974)     (3,129)
Cash and cash equivalents at beginning of period.......      16,170       8,798
                                                          ----------  ----------
Cash and cash equivalents at end of period.............     $11,196      $5,669
                                                          ==========  ==========

Supplemental schedule of non-cash investing activities:
  Effects of non-cash transactions relating to the
    sale of the Antisense Business.....................       $ --       $1,082
                                                          ==========  ==========

Supplemental disclosure of cash flow information:
  Cash paid during the periiod for income taxes.........       $303       $ --
                                                          ==========  ==========

See accompanying notes.

Lynx Therapeutics, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999
(Unaudited)

1. Nature of Business

Formed in 1992, Lynx Therapeutics, Inc. ("Lynx" or the "Company") has developed, and continues to develop, unique, proprietary processes aimed at handling and/or analyzing, simultaneously, very large numbers of DNA molecules or fragments in complex biological samples. At the core of these processes are Lynx's MegacloneTM and MegasortTM technologies. These are micro-bead technologies that allow both the simultaneous collection of millions of clones, on as many micro-beads, and the subsequent simultaneous manipulation or analyses of these clones. Applications include the physical extraction of genes differentially expressed between samples (whether known or unknown), the characterization of gene expression within a sample, and a novel, highly efficient means for genotyping large numbers of genetic markers or single nucleotide polymorphisms ("SNPs"), simultaneously, against very large numbers of genomes.

2. Basis of Presentation The accompanying condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC"). Certain prior year amounts have been reclassified to conform to current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the three and six months ended June 30, 1999, are not necessarily indicative of the results for the full year.

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

3. Summary of Significant Accounting Policies

Revenue Recognition

Technology access fees or contract initiation fees are deferred and recognized as revenue on a straight-line basis over the noncancelable term of the agreement, exclusive of any possible future extension to, or renewals of, the contract term by the other party. Payments for services and/or materials to be provided by Lynx will be recognized as revenue when earned over the contract period in which the services are performed and/or materials are delivered by Lynx, provided no other obligations, refunds, or credits to be applied to future work exist. Milestone payments are recognized as revenue upon the achievement of the related milestone and the satisfaction of any related obligations. Revenues from the sales of products are recognized upon shipment.

Net Loss Per Share

Basic net loss per share is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding for the period, net of certain common shares outstanding which are subject to continued vesting and the Company's right of repurchase. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of the Company, to the extent such securities are dilutive. Basic and diluted loss per share amounts are equivalent for all periods presented herein due to the Company's net losses for such periods. The following have been excluded from the calculation of loss per share because the effect of inclusion would be antidilutive: approximately 94,000 common shares which are outstanding but are subject to the Company's right of repurchase which expires ratably over 5 years, and options to purchase approximately 1,568,000 shares of common stock at a weighted average price of $6.05 per share. The repurchasable shares and options will be included in the calculation at such time as the effect is no longer antidilutive, as calculated using the treasury stock method.

Comprehensive Income

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards, No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and presentation of comprehensive income and its components; however, the adoption of SFAS 130 had an immaterial impact on the Company's net loss and shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive loss.

Total comprehensive loss during the quarters ended June 30, 1999 and 1998 was $4.6 million and $2.6 million, respectively. For the six months ended June 30, 1999 and 1998, total comprehensive loss amounted to $7.8 million and $2.6 million, respectively.

4. Corporate Collaborations

In May 1999, Lynx entered into an agreement with Oxagen Limited ("Oxagen") to collaborate on a program to discover and validate disease-associated single nucleotide polymorphisms (SNPs). The program will initially focus on inflammatory bowel disease.

Item 2. Management's Discussion and Analysis of Financial Condition

and Results of Operations

This discussion and analysis should be read in conjunction with the Company's financial statements and accompanying notes included in this report and the Company's 1998 audited financial statements and notes thereto included in its 1998 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of results that may occur in future periods.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. When used herein, the words "believe," "anticipate," "expect," "estimate" and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the Company's 1998 Annual Report on form 10-K as filed with the SEC. Lynx undertakes no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

Results of Operations

Revenue

Revenues for the second quarter and six-month period ended June 30, 1999 were $1.0 million and $1.6 million, respectively, earned from technology access fees paid to Lynx under certain of its agreements. For the corresponding second quarter and six-month period of 1998, revenues were $0.7 and $1.5 million respectively, including $0.7 million and $1.4 million of technology access fees, respectively.

Operating Expenses

Research and development expenses increased by 50% to $4.6 million for the quarter ended June 30, 1999, compared to $3.0 million in the corresponding period in the previous year. For the six-month period ended June 30, 1999, research and development expenses increased by 18% to $8.2 million, compared to $6.9 million in the corresponding period in 1998. The change was primarily due to increased expenditures for scientific materials and supplies, increased compensation expense due to higher headcount and increased expenses related to the Company's facilities expansion as the Company builds production capacity for the anticipated commercial application of its technologies. Lynx expects to continue to incur substantial research and development expenses.

General and administrative expenses increased by 86% to $0.9 million for the quarter ended June 30, 1999, compared to $0.5 million in the corresponding period in the previous year. For the six-month period ended June 30, 1999, general and administrative expenses increased 72% to $1.7 million, compared to $1.0 million in the same period in 1998. Contributing factors include increased compensation expense due to additional headcount, higher outside professional services expense associated primarily with business development activities and expenses related to the Company's facilities expansion. Lynx expects to continue to incur substantial administrative expenses in support of its research and development and business development efforts.

Interest Income

Net interest income was $0.3 million and $0.6 million for the second quarter and six-month period ended June 30, 1999, respectively, compared to $0.3 and $0.7 million for the same respective periods in 1998.

Other Income and Expense

Other expense was $0.2 million in the quarter ended June 30, 1999, compared to $0.0 million in the quarter ended June 30, 1998. The 1999 amount was a one-time compensation-related payment, as negotiated in the terms of the sale of Lynx's Antisense Business to Inex Pharmaceuticals Corporation ("Inex"). For the six-month period ended June 30, 1999, other income was $27,000 compared to $3.2 million in the same period in 1998. The 1999 income was attributable to a gain on the sale of certain fixed assets no longer used in Lynx's operations, offset by a one-time compensation-related payment associated with the sale of Lynx's Antisense Business. The 1998 income was comprised of the gain from the March 1998 sale of Lynx's Antisense Business to Inex.

Liquidity and Capital Resources

Net cash provided by operating activities of $1.8 million for the six-month period ended June 30, 1999 differed from the net loss primarily due to an increase in deferred revenue and collection of accounts receivable, partially offset by a decrease in current liabilities. Net cash used in investing activities related to purchases of short-term investments and capital expenditures. Net cash provided by financing activities related primarily to borrowings under an equipment loan. Cash, cash equivalents and short-term investments were $25.3 million at June 30, 1999.

In late 1998, the Company entered into an agreement with a financial institution ("Lender") whereby the Company may borrow up to $5.0 million, available through September 30, 1999, for the purchase of equipment and certain other capital expenditures. The Lender will obtain a security interest in all items financed by it under this agreement. Each loan has a term of forty-eight months from the date of the draw down. As of June 30, 1999, the Company had equipment loans outstanding of approximately $2.4 million under this agreement.

Lynx plans to use available funds for the continuing development of, and the expansion of applications for, its technologies. Pending such uses as described above, Lynx intends to invest its excess cash in short- term, investment grade, interest-bearing securities or certificates of deposit.

Lynx has obtained funding for its operations through sales of preferred and common stock to venture capital investors, institutional investors and contract partners; revenue from contractual arrangements, interest income, product sales and government grants. The cost, timing and amount of funds required for specific uses by Lynx cannot be precisely determined at this time and will be based upon Lynx's progress in its research and development, legal and administrative costs, the establishment of corporate collaborations and other arrangements, additional facilities capacity needs and the availability of alternate methods of financing.

Lynx expects to incur substantial and increasing research and development expenses and intends to seek additional financing, as needed, through contractual arrangements with corporate partners, fee-based access to the Company's technologies and equity or debt offerings. There can be no assurance that any additional financing required by Lynx will be available or, if available, will be on terms favorable to Lynx. The Company believes that, at current spending levels, its existing capital resources, and interest income thereon, will enable it to maintain its current and planned operations through the end of the year 2000.

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

Lynx has established a team comprised of financial, information technology ("IT") and scientific personnel to address the potential exposure related to the impact of Y2K issues on its IT and non-IT systems. Lynx's approach to the Y2K issue involves the following four phases: assessment, remediation, testing and implementation including development of a contingency plan. As of June 1999, the Company had completed assessment of almost all of its facilities, IT equipment and systems, non-IT equipment and systems, third-party services and vendors. Facilities

In January 1999, the Company moved to a newly built facility with building systems that are Y2K compliant. IT Equipment and Systems

Most of Lynx's computers and computer software are either Y2K compliant or can be made compliant with patches available from the vendors at minimal cost. The IT staff is in the process of installing and testing the patches. During the second quarter of 1999, the Company installed new Y2K compliant software for accounting, purchasing and human resources applications. The decision to implement the new administrative software was made as a result of overall Company need, irrespective of Y2K issues. Non-IT Equipment and Systems

Lynx's non-IT equipment consists primarily of laboratory equipment. The majority of this equipment has no date function and will not be affected by Y2K. Overall, the Company found the level of non-compliant equipment to be minimal, although approximately 5% of the lab equipment have yet to be assessed. It is not expected that a significant number of the unassessed pieces of equipment will be found to be non-compliant. Third Party Services and Vendors

Lynx has surveyed its primary suppliers, banks, investment managers/brokers and other third party service providers to determine whether they are Y2K compliant. The Company has determined that certain of the third parties use systems that are not Y2K compliant, but all of the third parties surveyed have programs in place to address these Y2K issues. The Company cannot guarantee that all of the third parties will achieve Y2K compliance in a timely manner. The failure of third parties to successfully address the Y2K issue could have a material adverse effect on the Company's business, financial condition and results of operations.

Due to the relatively low level of Y2K non-compliance of Lynx's facilities, equipment and systems, Lynx expects the remediation and testing process to be limited. As such, the Company to date has spent an insignificant amount of funds addressing the Y2K issue, and expects that the total costs associated with addressing the Y2K issue and attaining compliance will be immaterial. Lynx expects the remediation and testing phase of compliance to be completed by September 1999.

The Company is in the process of developing a contingency plan for the IT and non-IT equipment and systems and third party service providers and vendors, if any, for which Lynx determines Y2K compliance is substantially at risk. Lynx expects to have completed the contingency plan by September 1999.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

       None

Item 3. Defaults upon Senior Securities

       None

Item 4. Submission of Matters to a Vote of Security Holders

        At the Company's 1999 Annual Meeting of Stockholders held on May 12, 1999, stockholders voted on the following:

Proposal I - Election of Directors- The following six directors were each elected for a one year term expiring at the 2000 Annual Meeting of Stockholders:

                  Nominee                 For               Against
             ---------------------     ----------         -----------
              Sam Eletr                 6,697,541           81,986
              William K. Bowes, Jr.     6,734,333           45,194
              Sydney Brenner            6,697,312           82,215
              James C. Kitch            6,697,507           82,020
              Kathleen D. La Porte      6,734,468           45,059
              Craig C. Taylor           6,734,787           44,740

Proposal II - Approval of the 1992 Stock Option Plan, as amended, to increase the aggregate number of shares of Common Stock available for issuance by 200,000 shares and to amend certain eligibility and change of control provisions:

                     For         Against      Abstain     Non-vote
                  -----------   --------     ---------   -----------
                   6,202,589     570,810       6,128        ---

Proposal III - Ratification of selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended December 31, 1999:

                     For         Against      Abstain     Non-vote
                  -----------   --------     ---------   -----------
                   6,759,299     12,111        2,117       ---

Item 5. Other Information

       None

Item 6. Exhibits and Reports on Form 8-K.

a) Exhibits - The following documents are filed as Exhibits to this report:

        Exhibit Number          Description

          27.1                 Financial Data Schedule

b) Reports on Form 8-K - No reports on Form 8-K were filed during the three-month period ended June 30, 1999.

LYNX THERAPEUTICS, INC.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYNX THERAPEUTICS, INC.

(Registrant)

Date: August ??, 1999

By:	/s/ Sam Eletr

Sam Eletr, Ph.D.
Chief Executive Officer and Chairman of the Board
(Chief Executive Officer)

Date: August 13, 1999

By:	/s/ Edward C. Albini

Edward C. Albini
Chief Financial Officer
(Principal Financial and Accounting Officer)

LYNX THERAPEUTICS, INC.

EXHIBIT INDEX

                 Exhibit Number         Description

                             27.1         Financial Data Schedule