Form 10-Q/A
period 1999-06-30
LYNX THERAPEUTICS INC
filed 1999-11-05
CIK 913275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

The number of shares of Common Stock outstanding as of August 3, 1999, was 11,189,931. The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of August 3, 1999, was $111,097,366.

Lynx Therapeutics, Inc.
FORM 10-Q/A
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

Signatures

PART I -- FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Lynx Therapeutics, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                        June 30,   December 31,
                                                          1999        1998*
                                                     ------------  -----------
                                                     (Unaudited)
Assets
Current assets:
   Cash and cash equivalents........................     $11,196      $16,170
   Short-term investments...........................      14,111        7,692
   Accounts receivable..............................           3        5,316
   Other current assets.............................         468          678
                                                     ------------  -----------
Total current assets................................      25,778       29,856
                                                     ------------  -----------
Property and equipment:
   Leasehold improvements...........................      10,296        9,510
   Laboratory and other equipment...................       5,551        3,657
                                                     ------------  -----------
                                                          15,847       13,167
   Less accumulated depreciation and amortization...      (4,166)      (3,530)
                                                     ------------  -----------
Net property and equipment..........................      11,681        9,637
Other non-current assets............................         971          841
                                                     ------------  -----------
                                                         $38,430      $40,334
                                                     ============  ===========
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable.................................        $936       $5,102
   Accrued compensation.............................         329          295
   Accrued professional fees........................          86          136
   Deferred revenue - current portion...............       3,385        3,000
   Equipment loan - current portion.................         478          --
   Other accrued liabilities........................         376          489
                                                     ------------  -----------
Total current liabilities...........................       5,590        9,022

Deferred revenue....................................      14,167        7,667
Equipment loan......................................       1,955          --
Other noncurrent liabilities........................         323          188

Stockholders' equity:
   Common stock.....................................      74,365       74,329
   Notes receivable from stockholders...............        (436)        (436)
   Deferred compensation............................      (3,043)      (3,742)
   Accumulated comprehensive income (loss)..........         (47)          (7)
   Accumulated deficit..............................     (54,444)     (46,687)
                                                     ------------  -----------
Total stockholders' equity..........................      16,395       23,457
                                                     ------------  -----------
                                                         $38,430      $40,334
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

Lynx Therapeutics, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                          Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                         ------------------- -------------------
                                            1999      1998      1999      1998
                                         --------- --------- --------- ---------
Net revenues:
   Technology access revenue...........    $1,500      $691    $2,154    $1,505
                                         --------- --------- --------- ---------
Total revenues.........................     1,500       691     2,154     1,505

Operating  expenses:
   Research and development............     3,700     3,071     7,251     6,913
   General and administrative..........       700       509     1,473     1,001
                                         --------- --------- --------- ---------
Total operating expenses...............     4,400     3,580     8,724     7,914
                                         --------- --------- --------- ---------
Loss from operations...................    (2,900)   (2,889)   (6,570)   (6,409)

Interest income........................       350       324       684       660
Other income/(expense).................       200       --        378     3,176
                                         --------- --------- --------- ---------
Loss before provision for income taxes.    (3,158)   (2,565)   (5,508)   (2,573)

Provision for income taxes.............       (45)      --        (87)      --
                                         --------- --------- --------- ---------
Net loss...............................   ($3,203)  ($2,565)  ($5,595)  ($2,573)
                                         ========= ========= ========= =========

Basic and diluted net loss per share...    ($0.29)   ($0.24)   ($0.50)   ($0.31)
                                         ========= ========= ========= =========

Shares used in per share computation...    11,200    10,884    11,120     8,306
                                         ========= ========= ========= =========

See accompanying notes.

Lynx Therapeutics, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                             Six Months Ended
                                                                  June 30,
                                                          ----------------------
                                                              1999        1998
                                                          ----------  ----------
Cash flows from operating activities:
Net loss...............................................          $0     ($2,573)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
     Depreciation and amortization.....................           0         653
     Amortization of deferred compensation.............           0         626
     Non-cash consideration received and costs
       incurred on the sale of the
       antisense business, net.........................         --         (418)
     Changes in operating assets and liabilities:
         Accounts receivable...........................           0         136
         Other current assets..........................           0        (119)
         Accounts payable..............................           0         373
         Accrued liabilities...........................           0        (142)
         Deferred revenue..............................           0      (1,375)
         Other non-current liabilities.................           0          15
                                                          ----------  ----------
Net cash provided by operating activities..............           0      (2,824)
                                                          ----------  ----------
Cash flows from investing activities:
Purchases of short-term investments....................           0     (18,260)
Maturities of short-term investments...................           0      18,615
Leasehold improvements and equipment products..........           0      (1,290)
Other assets...........................................           0           5
                                                          ----------  ----------
Net cash provided by (used in) investing activities....           0        (930)
                                                          ----------  ----------
Cash flows from financing activities:
Proceeds from equipment loan                                      0           0
Issuance of common stock...............................           0         625
                                                          ----------  ----------
Net cash provided by financing activities..............           0         625
                                                          ----------  ----------
Net increase (decrease) in cash and cash equivalents...           0      (3,129)
Cash and cash equivalents at beginning of period.......      16,170       8,798
                                                          ----------  ----------
Cash and cash equivalents at end of period.............     $16,170      $5,669
                                                          ==========  ==========

Supplemental schedule of non-cash investing activities:
  Effects of non-cash transactions relating to the
    sale of the Antisense Business.....................       $ --       $1,082
                                                          ==========  ==========

Supplemental disclosure of cash flow information:
  Cash paid during the periiod for income taxes.........         $0       $ --
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

PART II OTHER INFORMATION

Item 1: Legal Proceedings

       None

Item 2: Changes in Securities

       None

Item 3: Defaults Upon Senior Securities

       None

Item 4: Submission of Matters to a Vote of Security Holders

       None

Item 5: Other Information

       None

Item 6: Exhibits and Reports on Form 8-K

        (a)     Exhibits

                 Exhibit 27.1 - Financial Data Schedule

        (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed during the three-month period ended June 30, 1999.

LYNX THERAPEUTICS, INC.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

LYNX THERAPEUTICS, INC.

(Registrant)

Date: November 5, 1999

By:	/s/ Sam Eletr

Sam Eletr, Ph.D.
Chief Executive Officer and Chairman of the Board
(Chief Executive Officer)

Date: November 5, 1999

By:	/s/ Edward C. Albini

Edward C. Albini
Chief Financial Officer
(Principal Financial and Accounting Officer)

LYNX THERAPEUTICS, INC.

EXHIBIT INDEX

                 Exhibit Number         Description

                             27.1         Financial Data Schedule