Form 10-Q
period 1999-09-30
LYNX THERAPEUTICS INC
filed 1999-11-12
CIK 913275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-22570

Lynx Therapeutics, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	94-3161073
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

25861 Industrial Blvd.
Hayward, CA 94545
(Address of principal executive offices, including zip code)

(510) 670-9300
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

The number of shares of Common Stock outstanding as of November 1, 1999, was 11,200,769. The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of November 1, 1999, was $102,898,521.

Lynx Therapeutics, Inc.
FORM 10-Q
INDEX

PART I FINANCIAL INFORMATION (unaudited)

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998

        Condensed Consolidated Statements of Operations - three and nine months ended September 30, 1999 and 1998

        Condensed Consolidated Statements of Cash Flows - six months ended September 30, 1999 and 1998

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

Signatures

PART I -- FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Lynx Therapeutics, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                     September 30, December 31,
                                                          1999        1998*
                                                     ------------  -----------
                                                     (Unaudited)
Assets
Current assets:
   Cash and cash equivalents........................      $9,086      $16,170
   Short-term investments...........................      12,128        7,692
   Accounts receivable..............................      10,000        5,316
   Other current assets.............................         521          678
                                                     ------------  -----------
Total current assets................................      31,735       29,856
                                                     ------------  -----------
Property and equipment:
   Leasehold improvements...........................      11,067        9,510
   Laboratory and other equipment...................       5,416        3,657
                                                     ------------  -----------
                                                          16,483       13,167
   Less accumulated depreciation and amortization...      (4,838)      (3,530)
                                                     ------------  -----------
Net property and equipment..........................      11,645        9,637

Long-term receivable................................       4,000          --
Other non-current assets............................       1,007          841
                                                     ------------  -----------
                                                         $48,387      $40,334
                                                     ============  ===========
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable.................................        $734       $5,102
   Accrued compensation.............................         257          295
   Accrued professional fees........................          86          136
   Deferred revenue - current portion...............      16,179        3,000
   Equipment loan - current portion.................         493          --
   Other accrued liabilities........................         480          489
                                                     ------------  -----------
Total current liabilities...........................      18,229        9,022

Deferred revenue....................................      14,250        7,667
Equipment loan......................................       2,633          --
Other noncurrent liabilities........................         385          188

Stockholders' equity:
   Common stock.....................................      74,460       74,329
   Notes receivable from stockholders...............        (436)        (436)
   Deferred compensation............................      (2,701)      (3,742)
   Accumulated comprehensive income (loss)..........         (39)          (7)
   Accumulated deficit..............................     (58,394)     (46,687)
                                                     ------------  -----------
Total stockholders' equity..........................      12,890       23,457
                                                     ------------  -----------
                                                         $48,387      $40,334
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

Lynx Therapeutics, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                          Three Months Ended   Nine Months Ended
                                              September 30,       September 30,
                                         ------------------- -------------------
                                            1999      1998      1999      1998
                                         --------- --------- --------- ---------
Technology access revenue..............    $1,122      $691    $2,737    $2,196

Operating  expenses:
   Research and development............     4,261     3,004    12,427     9,917
   General and administrative..........     1,057       347     2,778     1,348
                                         --------- --------- --------- ---------
Total operating expenses...............     5,318     3,351    15,205    11,265
                                         --------- --------- --------- ---------
Loss from operations...................    (4,196)   (2,660)  (12,468)   (9,069)

Interest income........................       237       276       881       936
Other income/(expense).................        59      (280)       86     2,896
                                         --------- --------- --------- ---------
Loss before provision for income taxes.    (3,900)   (2,664)  (11,501)   (5,237)

Provision for income taxes.............       (50)      --       (206)      --
                                         --------- --------- --------- ---------
Net loss...............................   ($3,950)  ($2,664) ($11,707)  ($5,237)
                                         ========= ========= ========= =========

Basic and diluted net loss per share...    ($0.36)   ($0.24)   ($1.06)   ($0.57)
                                         ========= ========= ========= =========

Shares used in per share computation...    11,108    10,959    11,086     9,190
                                         ========= ========= ========= =========

See accompanying notes.

Lynx Therapeutics, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                             Nine Months Ended
                                                                September 30,
                                                          ----------------------
                                                              1999        1998
                                                          ----------  ----------
Cash flows from operating activities:
Net loss...............................................    ($11,707)    ($5,237)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
     Depreciation and amortization.....................       1,308         831
     Amortization of deferred compensation.............       1,041       1,337
     Non-cash consideration received and costs
       incurred on the sale of the
       antisense business, net.........................         --         (138)
     Changes in operating assets and liabilities:
         Accounts receivable...........................      (8,684)        109
         Other current assets..........................         157        (122)
         Accounts payable..............................      (4,368)        379
         Accrued liabilities...........................         (97)       (293)
         Deferred revenue..............................      19,762      (2,063)
         Other non-current liabilities.................         197          14
                                                          ----------  ----------
Net cash provided by operating activities..............      (2,391)     (5,183)
                                                          ----------  ----------
Cash flows from investing activities:
Purchases of short-term investments....................     (16,467)    (21,357)
Maturities of short-term investments...................      11,999      29,528
Leasehold improvements and equipment products..........      (3,316)     (1,883)
Other assets...........................................        (166)       (188)
                                                          ----------  ----------
Net cash provided by (used in) investing activities....      (7,950)      6,100
                                                          ----------  ----------
Cash flows from financing activities:
Proceeds from equipment loan                                  3,243           0
Repayments of equipment loans                                  (117)          0
Issuance of common stock...............................         131         239
                                                          ----------  ----------
Net cash provided by financing activities..............       3,257         239
                                                          ----------  ----------
Net increase (decrease) in cash and cash equivalents...      (7,084)      1,156
Cash and cash equivalents at beginning of period.......      16,170       8,798
                                                          ----------  ----------
Cash and cash equivalents at end of period.............      $9,086      $9,954
                                                          ==========  ==========

Supplemental schedule of non-cash investing activities:
  Effects of non-cash transactions relating to the
    sale of the Antisense Business.....................       $ --         $813
                                                          ==========  ==========

Supplemental disclosure of cash flow information:
  Cash paid during the periiod for income taxes.........       $303       $ --
                                                          ==========  ==========

See accompanying notes.

Lynx Therapeutics, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999
(Unaudited)

1. Nature of Business

Formed in 1992, Lynx Therapeutics, Inc. ("Lynx" or the "Company") has developed, and continues to develop, unique, proprietary processes aimed at handling and analyzing, simultaneously, very large numbers of DNA molecules or fragments in complex biological samples. At the core of these processes is Lynx's MegacloneTM technology. This is a micro-bead technology that allows both the simultaneous collection of millions of clones on as many micro-beads, and subsequent simultaneous manipulation or analyses of these clones. Applications include the physical extraction of genes (whether known or unknown) that are differentially expressed between samples (MegasortT technology), the characterization of gene expression within a sample by Massively Parallel Signature Sequencing (MPSSr technology), and a novel, highly efficient means for genotyping large numbers of genetic markers or single nucleotide polymorphisms ("SNPs"), simultaneously, against very large populations of genomes (MegatypeT technology).

2. Basis of Presentation

The accompanying condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC"). Certain prior year amounts have been reclassified to conform to current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the three and nine months ended September 30, 1999, are not necessarily indicative of the results for the full year.

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

3. Summary of Significant Accounting Policies

Revenue Recognition

Technology access fees or contract initiation fees are deferred and recognized as revenue on a straight-line basis over the noncancelable term of the agreement, exclusive of any possible future extension to, or renewals of, the contract term by the other party. Payments for services and/or materials to be provided by Lynx will be recognized as revenue when earned over the contract period in which the services are performed and/or materials are delivered by Lynx, provided no other obligations, refunds, or credits to be applied to future work exist. Milestone payments are recognized as revenue upon the achievement of the related milestone and the satisfaction of any related obligations. Revenues from the sales of products are recognized upon shipment or initiation of delivery to the customer.

Net Loss Per Share

Basic net loss per share is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding for the period, net of certain common shares outstanding which are subject to continued vesting and the Company's right of repurchase. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of the Company, to the extent such securities are dilutive. Basic and diluted loss per share amounts are equivalent for all periods presented herein due to the Company's net losses for such periods. The following have been excluded from the calculation of loss per share because the effect of inclusion would be antidilutive: approximately 75,000 common shares which are outstanding but are subject to the Company's right of repurchase which expires ratably over 5 years, and options to purchase approximately 1,778,000 shares of common stock at a weighted average price of $6.79 per share. The repurchasable shares and options will be included in the calculation at such time as the effect is no longer antidilutive, as calculated using the treasury stock method.

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

Total comprehensive loss during the quarters ended September 30, 1999 and 1998 was $3.9 million and $2.7 million, respectively. For the nine months ended September 30, 1999 and 1998, total comprehensive loss amounted to $11.7 million and $5.2 million, respectively.

4. Corporate Collaborations

In September 1999, Lynx signed a research collaboration agreement with Hoechst Schering AgrEvo GmbH ("AgrEvo"). AgrEvo will receive access to Lynx's DNA analysis technologies for the study of certain plants. Under the terms of the agreement AgrEvo paid Lynx an access fee upon execution of the agreement. Additional fees can be earned by Lynx for the performance of various DNA analyses, the delivery of genomic maps of certain plants, and milestone payments and licensing fees related to the discovery of trait-associated single nucleotide polymorphisms for the subject plants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with the Company's financial statements and accompanying notes included in this report and the Company's 1998 audited financial statements and notes thereto included in its 1998 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of results that may occur in future periods.

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

Results of Operations

Revenue

Revenues for the third quarter and nine-month period ended September 30, 1999 were $1.1 million and $2.7 million, respectively, earned primarily from technology access fees paid to Lynx under certain of its agreements. For the corresponding third quarter and nine-month period of 1998, revenues were $0.7 and $2.2 million respectively, including $0.7 million and $2.1 million of technology access fees, respectively.

Operating Expenses

Research and development expenses increased by 43% to $4.3 million for the quarter ended September 30, 1999, compared to $3.0 million in the corresponding period in the previous year. For the nine-month period ended September 30, 1999, research and development expenses increased by 25% to $12.4 million, compared to $9.9 million in the corresponding period in 1998. The change was primarily due to increased expenditures for scientific materials and supplies, increased compensation expense resulting from higher headcount and increased expenses related to the Company's facilities expansion as the Company builds capacity for the anticipated commercial application of its technologies. Lynx expects to continue to incur substantial research and development expenses.

General and administrative expenses increased to $1.1 million for the quarter ended September 30, 1999, compared to $0.3 million in the corresponding period in the previous year. For the nine-month period ended September 30, 1999, general and administrative expenses increased to $2.8 million, compared to $1.3 million in the same period in 1998. Contributing factors include increased compensation expense due to additional headcount, higher outside professional services expense associated primarily with business development activities, and expenses related to the Company's facilities expansion. Lynx expects to continue to incur substantial administrative expenses in support of its research and development, business development, and commercialization efforts.

Interest Income

Net interest income was $0.2 million and $0.9 million for the third quarter and nine-month period ended September 30, 1999, respectively, compared to $0.3 and $0.9 million for the same respective periods in 1998.

Other Income and Expense

Other income was $0.1 million in the quarter ended September 30, 1999, compared to other expense of $0.3 million in the quarter ended September 30, 1998. The 1999 income relates primarily to sublease rental income on property previously occupied by Lynx. The 1998 expense reflects an adjustment in the carrying value of Inex Pharmaceuticals Corporation common stock. For the nine-month period ended September 30, 1999, other income was $0.1 million compared to $2.9 million in the same period in 1998. The 1999 income was attributable to a gain on the sale of certain fixed assets no longer used in Lynx's operations and sublease rental income, offset by compensation-related payments associated with the sale of Lynx's former antisense therapeutics business. The 1998 income was comprised primarily of the gain from the March 1998 sale of Lynx's former antisense therapeutics business.

Liquidity and Capital Resources

Net cash provided by operating activities of $2.4 million for the nine-month period ended September 30, 1999 differed from the net loss primarily due to an increase in deferred revenue from amounts received under agreements, partially offset by an increase in accounts receivable and a decrease in current liabilities. Net cash used in investing activities related primarily to purchases of short-term investments and capital expenditures. Net cash provided by financing activities related primarily to borrowings under an equipment loan arrangement. Cash, cash equivalents and short-term investments were $21.2 million at September 30, 1999.

In late 1998, the Company entered into an agreement with a financial institution ("Lender") whereby the Company could borrow up to $5.0 million through September 30, 1999, for the purchase of equipment and certain other capital expenditures. The Lender has obtained a security interest in all items financed by it under this agreement. Each loan has a term of forty-eight months from the date of the draw down. As of September 30, 1999, the Company had equipment loans outstanding of approximately $3.1 million under this agreement.

Lynx plans to use available funds for the continuing development of, and the expansion of applications for, its technologies. Pending such uses as described above, Lynx intends to invest its excess cash in short- term, investment grade, interest-bearing securities or certificates of deposit.

Lynx has obtained funding for its operations through sales of preferred and common stock to venture capital investors, institutional investors and contract partners, and revenue from contractual arrangements, interest income, product sales and government grants. The cost, timing and amount of funds required for specific uses by Lynx cannot be precisely determined at this time and will be based upon Lynx's efforts in its research and development, legal and administrative costs, the establishment of corporate collaborations and other arrangements, additional facilities capacity needs and the availability of alternate methods of financing.

Lynx expects to incur substantial and increasing research and development expenses and intends to seek additional financing, as needed, through contractual arrangements with corporate partners and others, and equity or debt offerings. There can be no assurance that any additional financing required by Lynx will be available or, if available, will be on terms favorable to Lynx. The Company believes that, at current spending levels, its existing capital resources, and interest income thereon, will enable it to maintain its current and planned operations through the end of the year 2000.

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

Lynx has established a team comprised of financial, information technology ("IT") and scientific personnel to address the potential exposure related to the impact of Y2K issues on its IT and non-IT systems. Lynx's approach to the Y2K issue involves the following four phases: assessment, remediation, testing and implementation including development of a contingency plan. As of October 1999, the Company had completed assessment, remediation, testing and implementation of all of its facilities, IT equipment and systems, non-IT equipment and systems, third-party services and vendors. Facilities

In January 1999, the Company moved to a newly built facility with building systems that are Y2K compliant. IT Equipment and Systems

Lynx's network, computers and computer software are now either Y2K compliant or have been made compliant with patches available from the vendors at minimal cost, and the Company continues to be alert for updates as necessary. During the second quarter of 1999, the Company installed new Y2K compliant software for accounting, purchasing and human resources applications. The decision to implement the new administrative software was made as a result of overall Company need, irrespective of Y2K issues. Non-IT Equipment and Systems

Lynx's non-IT equipment consists primarily of laboratory equipment. Based on its identification and assessment efforts, the Company has determined that most of the equipment it currently uses has no date function and will not be affected by Y2K. Those systems that are not compliant are not in use and will be replaced in the normal course of business, as necessary. Overall, the Company found the level of non- compliant equipment was minimal. Third Party Services and Vendors

Lynx has surveyed its primary suppliers, banks, investment managers/brokers and other third party service providers to determine whether they are Y2K compliant. The Company has determined that certain of the third parties use systems that are not Y2K compliant, but all of the third parties surveyed have programs in place to address these Y2K issues. The Company cannot guarantee that all of the third parties will achieve Y2K compliance in a timely manner. The failure of third parties to successfully address the Y2K issue could have a material adverse effect on the Company's business, financial condition and results of operations.

Due to the relatively low level of Y2K non-compliance of Lynx's facilities, equipment and systems, the assessment, remediation and testing proces was limited. The Company to date has spent an insignificant amount of funds addressing the Y2K issue; the total costs associated with addressing the Y2K issue and attaining compliance was immaterial.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company invests in highly liquid and high quality debt securities. The Company's investments in debt securities are subject to interest rate risk. To minimize the exposure due to adverse shifts in interest rates, the Company invests in short-term securities and maintains an average maturity of less than one year.

PART II OTHER INFORMATION

Item 1: Legal Proceedings

       None

Item 2: Changes in Securities

       None

Item 3: Defaults Upon Senior Securities

       None

Item 4: Submission of Matters to a Vote of Security Holders

       None

Item 5: Other Information

       None

Item 6: Exhibits and Reports on Form 8-K

        (a)     Exhibits

Exhibit 10.13 - Employment Agreement dated as of October 19, 199, between the Company and Norman John Wilkie Russell

Exhibit 27.1 - Financial Data Schedule

        (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed during the three-month period ended September 30, 1999.

LYNX THERAPEUTICS, INC.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

LYNX THERAPEUTICS, INC.

(Registrant)

Date: November 12, 1999

By:	/s/ Norman J.W. Russell

Norman J.W. Russell, Ph.D.
President and Chief Executive Officer
(Chief Executive Officer)

Date: November 12, 1999

By:	/s/ Edward C. Albini

Edward C. Albini
Chief Financial Officer
(Principal Financial and Accounting Officer)

LYNX THERAPEUTICS, INC.

EXHIBIT INDEX

Exhibit Number	Description
10.13	Employment agreement, dated as of October 18, 1999, between the Company and Norman John Wilkie Russell.
27.1	Financial Data Schedule