Form 10-K
period 1999-12-31
LYNX THERAPEUTICS INC
filed 2000-03-14
CIK 913275

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares of common stock of the Registrant outstanding as of February 15, 2000, was 11,264,850. The aggregate market value of the common stock of the Registrant held by non-affiliates as of February 15, 2000, was $613,430,027.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, "-- Business Risks" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

OVERVIEW

     We are a leader in the development and application of novel technologies for the discovery of gene expression patterns and genomic variations important to the pharmaceutical, biotechnology and agricultural industries. These technologies are based on Megaclone, our unique and proprietary cloning procedure, which transforms a sample containing millions of DNA molecules into one made up of millions of micro-beads, each of which carries approximately 100,000 copies of one of the DNA molecules in the sample. In contrast to conventional cloning, in which an individual DNA molecule is selected from a sample and amplified into many copies for analysis or identification, we can capture on one set of micro-beads clones of nearly all the DNA sequences that characterize a sample. Once attached to the micro-beads, these clones can be handled and subjected to experiments and analyses all at the same time. Megaclone thereby enables many analyses or characterizations to be conducted that would otherwise be too cumbersome or onerous to conduct using conventional procedures where each clone must be addressed individually. Based on Megaclone, we have developed a suite of applications that have the potential to enhance the pace, scale and quality of genomics and genetics research programs. Currently, our principal collaborators and customers are BASF AG, E.I. DuPont de Nemours and Company, Aventis CropScience GmbH and Oxagen Limited.

     Technologies we have developed that leverage the power of Megaclone are:

     - Massively Parallel Signature Sequencing, or MPSS -- which generates simultaneously, from a million or more Megaclone micro-beads, sequence information that uniquely identifies a sample's DNA molecules without the need for individual conventional sequencing reactions.

     - Megasort -- which enables researchers to focus on potential target genes by permitting, from a single experiment, the direct physical isolation of nearly all the genes differentially expressed between samples.

     We are also developing the following application based on Megaclone:

     - Megatype -- which, when fully developed, should enable a single experiment to yield directly, without individual genotyping, those disease- or trait-associated single nucleotide polymorphisms, or SNPs, that differentiate large populations of genomes.

     We are developing additional applications of these technologies, as well as new technologies aimed at addressing the needs of the pharmaceutical, biotechnology and agricultural industries. For example, we are developing the ability to assemble high-resolution genomic maps based on sequences obtained from the application of our MPSS technology. We also are working on a new separation technology in the area of proteomics to provide high-resolution analysis of complex mixtures of proteins from cells or tissues of interest.

     In addition to our work with collaborators and customers, we intend to apply our suite of technologies in selected biological areas to develop products internally to discover and then license or sell gene targets, validated gene targets, genetic associations, genomic maps and other products. For example, we are pursuing projects directed to gene discovery and target validation in immunopathology and, through BASF-LYNX, our joint venture with BASF, central nervous system disorders.

INDUSTRY BACKGROUND

     The approaching publication of the first draft sequence of the human genome is a milestone in the history of genetics and genomics. However, the ensuing challenge for researchers in industry and academia alike will be to explore the multitude of genomic variations and to discover, from the analysis of these differences, the functions of genes and their roles in health and disease. It is this work a post genome-sequencing, that is expected to lead to commercial opportunities and ultimately to the discovery of new therapies for unmet medical needs and to provide the basis for the emerging fields of pharmacogenetics and individualized patient therapy.

     Many diseases result from a malfunction of the genetically programmed protective response to insults, such as trauma, infection, stress or an inherited mutant gene. That malfunction may result in inadequate, misguided or exaggerated gene expression, unfolding a complex pathogenic process which may resolve itself, linger chronically or evolve with increasingly destructive effects in a manner quite removed from, and even independent of, the original insult. Analyzing which genes are expressed in a cell or tissue and to what level can determine which physiological pathways are active in the cell and to what degree. By understanding when and where abnormal gene expression occurs and the changes in expression that a drug can cause, the physiological pathways implicated in disease and drug action can be pinpointed. This knowledge can be used to help discover drug targets, screen drug leads, predict a compound's toxic effects, anticipate pharmacological responses to drug leads and tailor clinical trials to the specific needs of subgroups within a population. By recognizing gene expression patterns, researchers, and ultimately physicians, may also be able to determine which treatments are likely to be effective for a specific condition and which may be ineffective or harmful.

     Genomic approaches to therapeutics seek to identify genes connected to the origin of a disease. Searches to identify such genes generally are laborious and involve a very large amount of conventional DNA sequencing to identify genes or gene fragments. This knowledge of genes is a first step only. While it may pave the way for the development of better diagnostics, it may not necessarily lead to a successful therapy. For example, while a particular gene, or absence of a gene, may predispose to a cancer, an entirely different set of genes is likely to govern the tumor and its metastases. Hence, in addition to understanding the cause of disease, it is important to understand entire networks of genes and their function in both healthy and diseased states in order to identify the optimal targets for therapy.

     One approach to genomics research is based on the study of gene expression and regulation of gene expression in cells in differing states or conditions. Gene expression in a cell consists of transcription, which converts the genetic information encoded in the double-stranded DNA of a gene into mRNA, and translation, which converts the genetic information encoded in mRNA into a specific protein molecule. At any one time, any particular human cell expresses tens of thousands of genes, out of the approximately 100,000 total human genes. A different number of copies of each mRNA type will be present in each sample depending upon the particular cell, its function and its environmental conditions at the time. Thus, a cell will contain, at any one time, tens of thousands of different mRNAs, in various quantities, for a total on the order of one million or more mRNA molecules.

     Elucidating gene function involves not only determining which genes are expressed in a healthy or diseased tissue, but also requires determining which of the altered gene expressions cause a disease rather than result from the disease. In general, only the most abundantly expressed genes are currently accessible using conventional methods. In addition, conventional methods are dependent on separating and cloning double-stranded copies of each individual mRNA, or cDNA, prior to analysis. Thus, by conventional methods, it is impractical to obtain a comprehensive, high-resolution analysis of gene expression across one million or more mRNA molecules in cells of interest to the researcher.

     Another approach to genomics research is based on the study of human genetic variations. It is well known that the incidence of human diseases and their severity differ in different groups and individuals. There are many common diseases in which several genes play a role in the initiation and development of the pathological process, as well as in the responses of the individual to a therapy. This approach studies gene association with diseases by using a large assembly of specific gene variants called polymorphisms. The most abundant of these are single nucleotide polymorphisms, or SNPs, which are single-base mutations in the genome. A SNP is found, on average, once in every 1,000 bases. This means if any two individuals are compared, their genomes will be found to differ at more than one million places. Genotyping refers to the process of testing individual genomes for the presence or absence of a set of SNPs.

     If a SNP correlation to a disorder is proven, it would point to those regions of the genome in which the sequences responsible for the disorder may be located. However, to discover such regions, it is currently believed one would have to test several hundred individual genomes for the presence or absence of tens of thousands, if not more, SNPs. Thus, there is a real need to employ a technology that can quickly and efficiently determine which of these thousands of SNPs are significantly associated with diseases in large populations of patients and thereby provide a relevant set of SNPs for downstream genotyping of individuals.

OUR SOLUTION

     We overcome many of the limitations of current technologies by capturing essentially all of the different DNA molecules in a sample on micro-beads using our Megaclone technology and applying our various analytical technologies to conduct relevant comparisons and other analyses of the captured DNA molecules. Thus, our patented Megaclone technology enables an automated, high-throughput analysis of complex mixtures of DNA molecules.

     Megaclone is a process that uses a proprietary library of approximately
16.7 million short synthetic DNA sequences, called tags, and their complementary anti-tags, to uniquely mark and process each DNA molecule in a sample. Each unique tag is a permanent identifier of the DNA molecule it is attached to, and all of the tagged molecules in a sample are amplified together to create multiple copies of the tagged molecules. Another proprietary process is used to generate five micron diameter micro-beads, each of which carries multiple copies of a short anti-tag DNA sequence complementary to one of the 16.7 million tags. The amplified tagged DNA molecules are then collected onto the micro-beads through hybridization of the tags to the complementary anti-tags. Each micro-bead carries on its surface enough complementary anti-tags to collect approximately 100,000 identical copies of the corresponding tagged DNA molecule.

     By this process, each tagged DNA molecule in the original sample is converted into a micro-bead carrying about 100,000 copies of the same sequence. Therefore, in a few steps, our Megaclone technology can transform a complex mixture of a million or more identified DNA molecules into a usable format that provides the following benefits:

     - substantially all the different DNA molecules present in a sample are represented in the final micro-bead collection;

     - these million or more DNA molecules can be analyzed simultaneously in various applications; and

     - the need for storing and handling millions of individual DNA clones is eliminated.

     Megaclone is the foundation for our analytical applications, including MPSS, which provides gene sequence information, Megasort, which provides gene expression information, and Megatype, which is expected to provide SNP disease- or trait-association information.

OUR BUSINESS STRATEGY

     We intend to apply our technologies to maximize the value of human, animal and plant genomic information for our collaborators, customers and ourselves through high-resolution gene expression analysis and in the discovery and characterization of important genetic variations. We intend to enlarge our presence in the pharmaceutical and biotechnology markets now that the majority of our technologies have been reduced to practice. We believe many drug discovery and development companies now recognize the need for significantly greater resolution and scope in their genomics and genetics research.

     The primary elements of our business strategy are:

- Pursue selected internal programs to capture greater value

     We intend to use our technologies to discover and develop gene targets, validated gene targets, genetic associations, genomic maps or other products in selected fields. Through these internal programs, we will endeavor to create valuable drug discovery information and related intellectual property that we could license to third parties. For example, we have initiated a program directed to the discovery and validation of targets in the field of immunopathology. If successful, we could realize revenues from licensing our discoveries through licensing fees, milestone payments and royalties or profit sharing.

- Collaborate with others with whom we can create value

     We will seek to collaborate with companies and research institutions under arrangements in which we provide access to our suite of technologies, and our collaborators provide access to well-defined clinical samples and/or biological expertise. For example, BASF-LYNX is using our technologies to discover and validate novel gene targets for central nervous system, or CNS, disorders. BASF and Lynx will share equally any intellectual property developed by BASF-LYNX. If successful, we could realize revenues through a share in any licensing or commercialization by us or our collaborators.

- Continue to grow our genomic discovery services

     We have generated revenues through agreements for genomic discovery services. We will continue to provide such services to pharmaceutical, biotechnology and agricultural companies for use in their discovery, development and commercialization efforts. The revenue sources from this type of arrangement typically include technology access and services fees.

- Develop new technologies and additional applications of our technologies

     We intend to continue to develop creative solutions to complex biological problems. We are currently focused on reducing to commercial practice our Megatype technology in order to extract from large populations those genomic fragments exhibiting SNPs and associate these SNPs with traits or diseases. We may further develop our technology to apply to individual genotyping services, which would determine the relevant SNPs present in an individual. A further application of Megaclone and MPSS technologies under development is a method for constructing high-resolution genomic maps. We are also working in the area of proteomics to provide a means of high-resolution analysis of complex mixtures of proteins from cells or tissues.

OUR TECHNOLOGIES AND APPLICATIONS

     We have developed or are developing several important analytical applications of our Megaclone technology to better address the need for increased pace, scale and quality of genomics and genetics research programs.

Current Applications

     Massively Parallel Signature Sequencing Technology. Our MPSS technology addresses the need to generate sequence information from millions of DNA fragments. At this extremely large scale, our MPSS approach eliminates the need for individual sequencing reactions and the physical separation of DNA fragments required by conventional sequencing methods.

     MPSS enables the simultaneous identification of nearly all the DNA molecules in a sample, which are fixed in a single layer array of one million or more Megaclone micro-beads in a flow cell, so solvents and reagents can be washed over the micro-beads in each cycle of the process. Our proprietary protocol elicits sequence-dependent fluorescent responses from the micro-beads, which are recorded by a CCD camera after each cycle. Short 16- to 20-base-pair signature, or identifying, sequences are constructed through this process without requiring fragment separation and separate sequencing reactions as in conventional DNA sequencing approaches. We have developed proprietary instrumentation and software to automate the delivery of reagents and solutions used in our sequencing process and to compile, from the images obtained at each cycle, the signature sequences that result from each experiment.

     We believe MPSS has the following advantages over conventional DNA sequencing methods:

     - it sequences DNA molecules on as many as one million or more Megaclone beads simultaneously;

     - it eliminates the need for individual sequencing reactions and gels;

     - it identifies each of the DNA molecules by a unique 16- to 20-base signature sequence;

     - it produces a comprehensive quantitative profile of gene expression in cells or tissues of interest; and

     - it identifies even the rarest expressed genes.

     In 1999, we achieved several technology milestones set by our collaborators, BASF and DuPont, primarily related to our MPSS technology. In these experiments, we demonstrated that hundreds of thousands of gene copies expressed by cells could be analyzed and identified simultaneously. In one experiment, we identified over three million human cDNA clones from two states of stimulation in a human cell, unstressed and stressed, in approximately six weeks, running on four of our proprietary sequencing instruments. The experiment identified more than 50,000 expressed human genes, a significant number of which were not found in public database. In the other experiment, we identified more than 500,000 cDNA clones expressed in a corn tissue and characterized over 50,000 corn genes, a substantial number of which were not in the public domain or DuPont's own databases. This identification was achieved in less than a month, running on two of our proprietary instruments. We believe these two experiments demonstrate the pace and scale at which we can conduct DNA analysis.

     We currently have over 20 operational proprietary MPSS instruments. We are utilizing MPSS to generate high-resolution expression data in several biological systems for our collaborators and customers and for ourselves. These data are being derived from tissues and samples that have been prioritized by our collaborators and customers, in addition to those identified by our research teams for our internal programs. We will also generate data that can be delivered directly to our customers to identify new genes and otherwise enhance their databases. MPSS delivers gene sequence information and high-resolution gene expression information and could enable the construction of high-resolution physical maps of genomes.

     Megasort Technology. Our Megasort technology provides a method to identify and physically extract essentially all genes that differ in expression level between two samples. The novelty of Megasort is that the identification and extraction are performed in a single assay.

     Megasort compares two DNA samples, each containing millions of molecules, and extracts those DNA molecules that are present in different proportions in the samples. These could be differentially expressed genes or DNA fragments that are found in one sample but not the other. Because the comparison and sorting require no prior knowledge of the sequences of the genes in either sample, Megasort can be used with samples isolated from tissues or organisms that are not well characterized. Megasort involves hybridizing two probes prepared separately, one from each of the samples to be compared, with a population of Megaclone micro-beads, each of which carries many copies of a single DNA fragment or gene derived from either of the samples. Because each probe is labeled with a different fluorescent marker, genes or fragments that are under- or over-represented in either sample are readily separated by a fluorescence activated cell sorter, also referred to as a FACS. Genes or fragments of interest can then be recovered from the sorted micro-beads for further study.

     Megasort technology uses Megaclone micro-beads as a "fluid" microarray. In a single experiment, Megasort can isolate nearly all the potential target genes that are differentially expressed, and remove those that do not differ between the samples. We believe Megasort has the following advantages over conventional gene microarrays:

     - it interrogates all the expressed genes, including rarely expressed genes, in the two samples being compared, whether known or not;

     - it does not require advance knowledge about any of the genes in these samples; and

     - it extracts, at the end of the experiment, physical DNA clones of those genes that are of interest attached to the micro-beads that were sorted.

Megasort delivers high-resolution gene expression information, focused sets of differentially expressed genes and potential gene targets.

  Technologies, Applications and Products Under Development

     Megatype Technology. We believe our Megatype technology will permit the comparison of collected genomes of two populations. It is designed to enable the detection and recovery of DNA fragments with the SNPs that distinguish these two populations. In contrast to other SNP validation methods that require thousands or millions of assays, only a single Megatype experiment should be required for SNP association with disease or other traits.

     Megatype is designed to identify SNPs that are differentially represented in two populations of individuals. DNA fragments that exhibit a specific class of SNPs in the combined populations are selected by a proprietary method and loaded onto micro-beads with our Megaclone technology. Using fluorescently labeled probes prepared through the same proprietary method from the two separate populations, micro-beads bearing SNP-containing fragments that are under- or over-represented in either of the two populations are easily separated using the FACS. No prior knowledge of the SNP sequences or where they are located in the genome is required to conduct this analysis.

     We believe the advantages of Megatype will include:

     - enabling simultaneous discovery of disease- or trait-associated SNPs without prior knowledge of SNP sequences;

     - identifying, in a single experiment, the genetic differences that distinguish large populations;

     - extracting fragments containing over- or under-represented SNPs in different populations;

     - eliminating the need for millions of individual genotyping assays to determine SNP disease association; and

     - bypassing the prior need for a comprehensive SNP map.

We believe our Megatype technology will deliver information on the disease- or trait-association of SNPs and should provide a cost-effective approach to drug discovery and pharmacogenetics.

     Genotyping. As a natural extension of our Megatype technology, we may further apply the technology to individual genotyping, which would determine the relevant SNPs present in an individual. This application will attempt to derive more of the downstream value from the scientifically relevant SNPs through the additional enabling of trait selection in crops, and predictive or preventative medicine in humans, thus moving closer to the notion of "personal genomics." Furthermore, we may develop additional assays to help link associated SNPs initially identified by Megatype technology to specific genes responsible for the observed traits.

     Genomic Mapping. Another application of Megaclone and MPSS technologies under development is a method for constructing high-resolution genomic maps based on the ordering of signature sequences. Our collaboration agreements with DuPont and Aventis CropScience both include plans to construct high-resolution maps of certain crop genomes. We believe these maps could be important tools for associating genes with complex quantitative traits and set the stage for sequencing these genomes in their entirety at some future date.

     Proteomics. Proteomics is the study of the entire protein complement in cells. Our proteomics technology aims to provide high-resolution analysis of complex mixtures of proteins from cells or tissues. Based on solution-phase electrophoresis in proprietary micro-channel plates, the approach combines the speed of capillary electrophoresis with the resolving power of conventional two-dimensional gel-based techniques. Using this technology, we expect to complement high-resolution gene expression measurements using our MPSS platform with similar high-resolution analysis of a cell's translated proteins. The combined data from these measurements should provide a much more accurate and comprehensive picture of cell and tissue physiology than is available using current techniques. Our goal is to use our proteomics technology to discover drug targets, validate candidate targets and correlate gene expression with protein expression in cells.

COLLABORATIONS AND CUSTOMERS

  BASF and BASF-LYNX

     In October 1996, we entered into an agreement with BASF to provide them with nonexclusive access to certain of our genomics discovery services. In connection with certain technology development accomplishments, BASF paid us a technology access fee of $4.5 million in the fourth quarter of 1999. BASF's access to our genomics discovery services is for a minimum of two years and requires BASF to purchase services at a minimum rate of $4.0 million per year. BASF paid us $4.0 million in the fourth quarter of 1999 for genomics discovery services to be performed by us in the first year.

     In 1996, we formed a joint venture company with BASF called BASF-LYNX Bioscience AG. BASF-LYNX is located in Heidelberg, Germany. BASF-LYNX began operations in 1997 and is employing our technologies to discover and validate novel gene targets for CNS disorders. To date, BASF-LYNX has identified several potential targets and has filed two related patents. We have contributed access to our technologies to BASF-LYNX in exchange for an initial 49% equity ownership. BASF, by committing to provide research funding to BASF-LYNX of DM50 million (or approximately $25 million based on a March 13, 2000 exchange rate) over a five-year period beginning in 1997, received an initial 51% equity ownership in BASF-LYNX. In 1998, BASF agreed to provide an additional $10 million in research funding to BASF-LYNX, of which $4.3 million was paid to us for technology assets related to a CNS program. BASF-LYNX had 55 employees as of December 31, 1999.

  DuPont

     In October 1998, we entered into a research collaboration agreement with DuPont to apply our technologies on an exclusive basis to the study of certain crops and their protection. Under the terms of the agreement, we could receive payments over a five-year period for genomic discovery services, the achievement of specific technology milestones and the delivery of genomic maps of specified crops. An initial payment of $10 million for technology access was received at the execution of the agreement, with additional minimum service fees of $12 million to be received by us over a three-year period commencing January 1999, of which we have received $4 million to date. In the fourth quarter of 1999, we achieved a technology milestone under the agreement that resulted in a $5 million payment from DuPont.

  Aventis CropScience

     In March 1999, Aventis Pharmaceuticals, formerly Hoechst Marion Roussel, Inc., obtained nonexclusive access to certain of our genomics discovery services for the benefit of its affiliate, Aventis CropScience. We received an initial payment for genomics discovery services to be performed by us for Aventis CropScience. The service period ends on March 31, 2000, subject to renewal for up to three additional one-year periods.

     In September 1999, we signed a three-year research collaboration agreement with Aventis CropScience. Aventis CropScience will receive exclusive access to certain of our genomics discovery services for the study of certain plants, which is aimed at developing new crop varieties and other agricultural products. Under the terms of the agreement, Aventis CropScience paid us a technology access fee upon execution of the agreement. We can earn additional fees for the performance of genomics discovery services and the delivery of genomic maps of certain plants and milestone payments and licensing fees related to the discovery of trait-associated SNPs for the subject plants.

  Oxagen

     In May 1999, we entered into an agreement with Oxagen to collaborate on a program to discover and validate disease-associated SNPs using our Megatype technology. The program will initially focus on inflammatory bowel disease, but the companies may extend it to other common human disorders. Under the terms of the agreement, we could receive licensing fees and royalties or other share in the revenues from the licensing or sale and subsequent commercialization of related products by Oxagen or third parties.

COMPETITION

     Competition among entities attempting to identify the genes associated with specific diseases and to develop products based on such discoveries is intense. We face, and will continue to face, competition from pharmaceutical, biotechnology and agricultural companies, academic and research institutions and government agencies, both in the United States and abroad. Several entities are attempting to identify and patent randomly sequenced genes and gene fragments, while others are pursuing a gene identification, characterization and product development strategy based on positional cloning. We are aware certain entities are using a variety of gene expression analysis methodologies, including chip-based systems, to attempt to identify disease-related genes. In addition, numerous pharmaceutical companies are developing genomic research programs, either alone or in partnership with our competitors. Competition among such entities is intense and is expected to increase. In order to successfully compete against existing and future technologies, we will need to demonstrate to potential customers that our technologies and capabilities are superior to those of competitors.

     Some of our competitors have substantially greater capital resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than us. These competitors may discover, characterize or develop important genes, drug targets or drug leads, drug discovery technologies or drugs in advance of our customers or us or which are more effective than those developed by our customers or us. They may also obtain regulatory approvals for their drugs more rapidly than our collaborators or customers will, any of which could have a material adverse effect on our business. Moreover, our competitors may obtain patent protection or other intellectual property rights that could limit our rights or our customers' ability to use our technologies or commercialize therapeutic, diagnostic or agricultural products. We also face competition from these and other entities in gaining access to cells, tissues and nucleic acid samples for use in our discovery programs.

INTELLECTUAL PROPERTY

     We are pursuing a strategy designed to obtain United States and foreign patent protection for our core technologies. Our long-term commercial success will be dependent in part on our ability to obtain commercially valuable patent claims and to protect our intellectual property portfolio. As of January 31, 2000, we owned 25 issued patents and 85 pending patent applications in the United States and foreign countries relating to our genomics technologies.

     In addition to acquiring patent protection for our core analysis technologies, as part of our business strategy, we intend to file for patent protection on sets of genes, both known and newly discovered, that have diagnostic or prognostic applications, novel genes that may serve as drug development targets, genetic maps and sets of genetic markers, such as SNPs, that are associated with traits or conditions of medical or economic importance. However, there is substantial uncertainty regarding the availability of such patent protection.

     Patent law relating to the scope of claims in the technology field in which we operate is still evolving. The degree to which we will be able to protect our technology with patents, therefore, is uncertain. Others may independently develop similar or alternative technologies, duplicate any of our technologies, and, if patents are licensed or issued to us, design around the patented technologies licensed to or developed by us. In addition, we could incur substantial costs in litigation if we are required to defend ourselves in patent suits brought by third parties or if we initiate such suits.

     With respect to proprietary know-how that is not patentable and for processes for which patents are difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. We intend to maintain several important aspects of our technology platform as trade secrets. While we require all employees, consultants, collaborators and customers to enter into confidentiality agreements, we cannot be certain that proprietary information will not be disclosed or that others will not independently develop substantially equivalent proprietary information.

RESEARCH AND DEVELOPMENT EXPENDITURES

     We have devoted our efforts primarily to research and development. Research and development expenses were $15.5 million for the year ended December 31, 1999, $13.2 million for the year ended December 31, 1998 and $14.2 million for the year ended December 31, 1997.

SCIENTIFIC ADVISORS

     Our principal scientific advisor:

     Sydney Brenner, M.B., D.Phil., Director and President of The Molecular Sciences Institute, a non-profit research institute in Berkeley, California. Until his retirement in 1996, Dr. Brenner was Honorary Professor of Genetic Medicine, University of Cambridge School of Clinical Medicine, Cambridge, England. Dr. Brenner is known for his work on the genetic code and the information transfer from genes to proteins, and for his pioneering research on the genetics and development of the nematode. Dr. Brenner is a Fellow of the Royal Society (1955) and a Foreign Associate of the U.S. National Academy of Sciences (1977) and has received numerous awards of recognition, including the Albert Lasker Medical Research Award (1991), the Genetics Society of America Medal (1987) and the Kyoto Prize (1990). Dr. Brenner is the principal inventor of Lynx's bead-based technologies.

EMPLOYEES

     As of December 31, 1999, we employed 107 full-time employees, of which 86 were engaged in research and development activities and 21 in finance and administrative activities. We believe we have been successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intense. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

                                 BUSINESS RISKS

OUR TECHNOLOGIES ARE NEW AND UNPROVEN AND MAY NOT ALLOW US OR OUR COLLABORATORS TO IDENTIFY GENES OR TARGETS FOR DRUG DISCOVERY.

     Our technologies are new and unproven. The application of these technologies is in too early a stage to determine whether it can be successfully implemented. These technologies assume information about gene expression and gene sequences may enable scientists to better understand complex biological processes. Relatively few therapeutic products based on gene discoveries have been successfully developed and commercialized. Our technologies may not enable us or our collaborators to identify genes or targets for drug discovery. To date, no targets for drug discovery have been identified based on our technologies.

WE ARE DEPENDENT ON OUR COLLABORATIONS AND WILL NEED TO FIND ADDITIONAL COLLABORATORS IN THE FUTURE TO DEVELOP AND COMMERCIALIZE DIAGNOSTIC OR THERAPEUTIC PRODUCTS.

     Our strategy for the development and commercialization of our technologies and potential products includes entering into collaborations, subscription arrangements or licensing arrangements with pharmaceutical, biotechnology and agricultural companies. We do not have the resources to develop or commercialize diagnostic or therapeutic products on our own. We cannot assure you that we will be able to negotiate additional collaborative arrangements or contracts on acceptable terms, or at all, or that such collaborations or relationships will be successful.

     Substantially all of our revenues have been derived from corporate collaborations and agreements. Revenues from collaborations and related agreements depend upon continuation of the collaborations, the achievement of milestones and royalties derived from future products developed from our research and technologies. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under such collaborative agreements. If existing agreements are not renewed, or if we are unable to enter into new collaborative agreements on commercially acceptable terms, our revenues may decrease, and our activities may fail to lead to commercialized products.

     Our dependence on collaborative arrangements with third parties subjects us to a number of risks. We have limited or no control over the resources that our collaborators may choose to devote to our joint efforts. Our collaborators may breach or terminate their agreements with us or fail to perform their obligations thereunder. Further, our collaborators may elect not to develop products arising out of our collaborative arrangements or may fail to devote sufficient resources to the development, manufacture, market or sale of such products. Some of our collaborators could also become our competitors in the future. Our business could be harmed if our collaborators:

     - do not develop commercially successful products using our technologies;

     - develop competing products;

     - preclude us from entering into collaborations with their competitors;

     - fail to obtain necessary regulatory approvals; or

     - terminate their agreements with us.

WE ARE AN EARLY STAGE COMPANY, SO OUR PROFITABILITY IS UNCERTAIN AND THERE IS A HIGH RISK OF FAILURE.

     You must evaluate us in light of the uncertainties and complexities affecting an early stage genomics company. Our products and services are still in the early stages of commercialization. Our technologies depend on the successful integration of independent technologies, each of which has its own development risks. We cannot assure you that our technologies will continue to be successfully developed, that our services will continue to be sought by customers or that any products developed from our technologies will prove to be commercially successful. Further, we cannot assure you that we will be successful in expanding the scope of our research into new areas of pharmaceutical, biotechnology or agricultural research. Significant research and development, financial resources and personnel will be required to capitalize on our technologies. Commer-cialization of our technologies, whether through the sales of services, royalties or other arrangements, may not generate sufficient or sustainable revenues to enable us to be profitable.

WE HAVE A HISTORY OF NET LOSSES. WE EXPECT TO CONTINUE TO INCUR NET LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

     We have incurred net losses each year since our inception in 1992, including net losses of approximately $10.8 million in 1997, $4.3 million in 1998 and $6.7 million in 1999. As of December 31, 1999, we had an accumulated deficit of approximately $53.4 million. We expect these losses to continue for at least the next several years. The size of these net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses. Our research and development expenditures and general and administrative costs have exceeded our revenues to date, and we expect research and development expenses to increase substantially due to planned spending for ongoing technology development and implementation, as well as new applications. As a result, we expect our operating expenses will increase significantly in the near term, and consequently, we will need to generate significant additional revenues to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain profitability.

     Our ability to generate revenues and achieve profitability is dependent on many factors, including:

     - our ability to enter into additional corporate collaborations and agreements;

     - our ability to discover genes and targets for drug discovery;

     - our collaborators' ability to develop diagnostic and therapeutic products from our drug discovery targets; and

     - the successful clinical testing, regulatory approval and commercialization of such products.

The time required to reach profitability is highly uncertain, and we cannot assure you that we will be able to achieve profitability on a sustained basis, if at all.

WE MAY NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE, WHICH MAY NOT BE AVAILABLE TO US.

     We have invested significant capital in our infrastructure and in our scientific and business development activities. We expect our capital and operating expenditures to increase over the next several years as we expand our operations. Our future capital requirements will depend on many factors, including:

     - the progress and scope of our collaborative and independent research and development projects;

     - payments received under collaborative agreements;

     - our ability to establish and maintain collaborative arrangements;

     - the progress of the development and commercialization efforts under our collaborations and corporate agreements;

     - the costs associated with obtaining access to samples and related information; and

     - the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

     Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect. We may be unable to raise sufficient additional capital when we need it, on favorable terms, or at all. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. The sale of equity or convertible debt securities in the future would be dilutive to our stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing or collaborative agreements on unattractive terms.

OUR REVENUES DEPEND ON A SMALL NUMBER OF COLLABORATORS AND CUSTOMERS.

     To date, we have received a significant portion of our revenues from a small number of collaborators and customers. For the year ended December 31, 1999, revenues from three collaborators and customers accounted for 81%, 13% and 5% of our total revenues. For the year ended December 31, 1998, revenues from three collaborators and customers accounted for 61%, 33% and 5% of our total revenues. For the year ended December 31, 1997, revenues from three collaborators and customers accounted for 60%, 25% and 11% of our total revenues. Our operating results may be harmed, if we lose one of these collaborators or customers and we are not able to attract new collaborators or customers.

WE DEPEND ON A SOLE SUPPLIER TO MANUFACTURE FLOW CELLS USED IN OUR MPSS TECHNOLOGY.

     The flow cells used in our MPSS technology are obtained from a single supplier. Our reliance on outside vendors generally, and this sole supplier in particular, involves several risks, including:

     - the inability to obtain an adequate supply of required components due to manufacturing capacity constraints, a discontinuance of a product by a third-party manufacturer or other supply constraints;

     - reduced control over quality and pricing of components; and

     - delays and long lead times in receiving materials from vendors.

THE GENOMICS INDUSTRY IS INTENSELY COMPETITIVE AND EVOLVING RAPIDLY, AND OUR COMPETITORS MAY DEVELOP PRODUCTS AND TECHNOLOGIES THAT MAKE OURS OBSOLETE.

     The biotechnology industry is highly fragmented and is characterized by rapid technological change. In particular, the area of genomics research is a rapidly evolving field. Competition among entities attempting to identify genes associated with specific diseases and to develop products based on such discoveries is intense. Many of our competitors have substantially greater research and product development capabilities and financial, scientific, and marketing resources than we do.

     We face, and will continue to face, competition from pharmaceutical, biotechnology and agricultural companies, as well as academic research institutions, clinical reference laboratories and government agencies. Some of our competitors:

     - are attempting to identify and patent randomly sequenced genes and gene fragments;

     - are pursuing a gene identification, characterization and product development strategy based on positional cloning; and

     - are using a variety of different gene expression analysis methodologies, including the use of chip-based systems, to attempt to identify disease-related genes.

     In addition, numerous pharmaceutical, biotechnology and agricultural companies are developing genomic research programs, either alone or in partnership with our competitors. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Rapid technological development by others may result in our technologies and future products becoming obsolete.

     Any products that are developed through our technologies will compete in highly competitive markets. Our competitors may be more effective at using their technologies to develop commercial products. Further, we cannot assure you that our competitors will not obtain intellectual property rights that would limit the use of our technologies or the ability to commercialize diagnostic or therapeutic products using our technologies. As a result, our competitors may be able to more easily develop technologies and products that would render our technologies and products, and those of our collaborators, obsolete and noncompetitive.

IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGIES, THIRD PARTIES MAY BE ABLE TO USE OUR TECHNOLOGY, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO COMPETE IN THE MARKET.

     Our success depends in part on our ability to obtain patents and maintain adequate protection of the intellectual property related to our technologies and products. The patent positions of biotechnology companies, including our patent position, are generally uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S., and many companies have encountered significant problems in protecting and defending their proprietary rights in foreign jurisdictions. We have applied and will continue to apply for patents covering our technologies, processes and products as and when we deem appropriate. However, these applications may be challenged or may fail to result in issued patents. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around our patents. In addition, our patents may be challenged or invalidated or fail to provide us with any competitive advantage.

     We also rely on trade secret protection for our confidential and proprietary information. We have taken security measures to protect our proprietary information and trade secrets, but these measures may not provide adequate protection. While we seek to protect our proprietary information by entering into confidentiality agreements with employees, collaborators and consultants, we cannot assure you that our proprietary information will not be disclosed or that we can meaningfully protect our trade secrets. In addition, our competitors may independently develop substantially equivalent proprietary information or may otherwise gain access to our trade secrets, which could adversely affect our ability to compete in the market.

LITIGATION OR THIRD-PARTY CLAIMS OF INTELLECTUAL PROPERTY INFRINGEMENT COULD REQUIRE US TO SPEND SUBSTANTIAL TIME AND MONEY AND ADVERSELY AFFECT OUR ABILITY TO DEVELOP AND COMMERCIALIZE OUR TECHNOLOGIES AND PRODUCTS.

     Our commercial success depends in part on our ability to avoid infringing patents and proprietary rights of third parties and not breaching any licenses that we have entered into with regard to our technologies. Other parties have filed, and in the future are likely to file, patent applications covering genes, gene fragments, the analysis of gene expression and the manufacture and use of DNA chips. We intend to continue to apply for patent protection for methods relating to gene expression and for the individual disease genes and drug discovery targets we discover. If patents covering technologies required by our operations are issued to others, we may have to rely on licenses from third parties. We cannot assure you that such licenses will be available on commercially reasonable terms, or at all.

     Third parties may accuse us of employing their proprietary technology without authorization. In addition, third parties may obtain patents that relate to our technologies and claim that use of such technologies infringes these patents. Regardless of their merit, such claims could require us to incur substantial costs, including the diversion of management and technical personnel, in defending ourselves against any such claims or enforcing our patents. In the event that a successful claim of infringement is brought against us, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, or at all. Defense of any lawsuit or failure to obtain any of these licenses could adversely affect our ability to develop and commercialize our technologies and products.

WE HAVE LIMITED EXPERIENCE IN SALES AND MARKETING AND THUS MAY BE UNABLE TO FURTHER COMMERCIALIZE OUR TECHNOLOGIES AND PRODUCTS.

     Our ability to achieve profitability depends on attracting collaborators and customers for our technologies and products. There are a limited number of pharmaceutical, biotechnology and agricultural companies that are potential collaborators and customers for our technologies and products. To market our technologies and products, we must develop a sales and marketing group with the appropriate technical expertise. We may not be able to build such a sales force. We cannot assure you that our sales and marketing efforts will be successful or that our technologies and products will gain market acceptance.

OUR SALES CYCLE IS LENGTHY, AND WE MAY SPEND CONSIDERABLE RESOURCES ON UNSUCCESSFUL SALES EFFORTS OR MAY NOT BE ABLE TO ENTER INTO AGREEMENTS ON THE SCHEDULE WE ANTICIPATE.

     Our ability to obtain collaborators and customers for our technologies and products depends in significant part upon the perception that our technologies and products can help accelerate their drug discovery and genomics efforts. Our sales cycle is typically lengthy because we need to educate our potential collaborators and customers and sell the benefits of our products to a variety of constituencies within such companies. In addition, we may be required to negotiate agreements containing terms unique to each collaborator or customer. We may expend substantial funds and management effort with no assurance that we will successfully sell our technologies and products. Actual and proposed consolidations of pharmaceutical companies have negatively affected, and may in the future negatively affect, the timing and progress of our sales efforts.

WE MAY HAVE DIFFICULTY MANAGING OUR GROWTH.

     We expect to continue to experience significant growth in the number of our employees and the scope of our operations. This growth may place a significant strain on our management and operations. As our operations expand, we expect that we will need to manage additional relationships with various collaborators and customers, suppliers and other third parties. Our ability to manage our operations and growth effectively requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. If we are unable to manage this growth effectively, our business may be harmed.

THE LOSS OF KEY PERSONNEL OR THE INABILITY TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL COULD IMPAIR THE GROWTH OF OUR BUSINESS.

     We are highly dependent on the principal members of our management and scientific staff. The loss of any of these persons' services might adversely impact the achievement of our objectives and the continuation of existing collaborations. In addition, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. There is currently a shortage of skilled executives and employees with technical expertise, and this shortage is likely to continue. As a result, competition for skilled personnel is intense and turnover rates are high. Competition for experienced scientists from numerous companies, academic and other research institutions may limit our ability to attract and retain such personnel. We are dependent on our President and Chief Executive Officer, Norman J.W. Russell, Ph.D., and Chairman, Sam Eletr, Ph.D., the loss of whose services could have a material adverse effect on our business.

WE USE HAZARDOUS CHEMICALS AND RADIOACTIVE AND BIOLOGICAL MATERIALS IN OUR BUSINESS. ANY CLAIMS RELATING TO IMPROPER HANDLING, STORAGE OR DISPOSAL OF THESE MATERIALS COULD BE TIME CONSUMING AND COSTLY.

     Our research and development processes involve the controlled use of hazardous materials, including chemicals, radioactive and biological materials. Our operations produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our insurance coverage and our total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development and production efforts.

ETHICAL, LEGAL AND SOCIAL ISSUES MAY LIMIT THE PUBLIC ACCEPTANCE OF, AND DEMAND FOR, OUR TECHNOLOGIES AND PRODUCTS.

     Our collaborators and customers may seek to develop diagnostic products based on genes we discover. The prospect of broadly available gene-based diagnostic tests raises ethical, legal and social issues regarding the appropriate use of gene-based diagnostic testing and the resulting confidential information. It is possible that discrimination by third-party payors, based on the results of such testing, could lead to the increase of premiums by such payors to prohibitive levels, outright cancellation of insurance or unwillingness to provide coverage to individuals showing unfavorable gene expression profiles. Similarly, employers could discriminate against employees with gene expression profiles indicative of the potential for high disease-related costs and lost employment time. Finally, government authorities could, for social or other purposes, limit or prohibit the use of such tests under certain circumstances. We cannot assure you that ethical, legal and social concerns about genetic testing and target identification will not adversely affect market acceptance of our technologies and products.

     Although our technology is not dependent on genetic engineering, genetic engineering plays a prominent role in our approach to product development. The subject of genetically modified food has received negative publicity, which has aroused public debate. Adverse publicity has resulted in greater regulation internationally and trade restrictions on imports of genetically altered agricultural products. Public attitudes may be influenced by claims that genetically engineered products are unsafe for consumption or pose a danger to the environment. Such claims may prevent genetically engineered products from gaining public acceptance. The commercial success of our future products may depend, in part, on public acceptance of the use of genetically engineered products, including drugs and plant and animal products.

IF WE DEVELOP PRODUCTS WITH OUR COLLABORATORS, AND IF PRODUCT LIABILITY LAWSUITS ARE SUCCESSFULLY BROUGHT AGAINST US, WE COULD FACE SUBSTANTIAL LIABILITIES THAT EXCEED OUR RESOURCES.

     We may be held liable if any product we develop with our collaborators causes injury or is otherwise found unsuitable during product testing, manufacturing, marketing or sale. Although we have general liability and product liability insurance, this insurance may become prohibitively expensive or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or to otherwise protect us against potential product liability claims could prevent or inhibit the commercialization of products developed with our collaborators.

HEALTHCARE REFORM AND RESTRICTIONS ON REIMBURSEMENTS MAY LIMIT OUR RETURNS ON DIAGNOSTIC OR THERAPEUTIC PRODUCTS THAT WE MAY DEVELOP WITH OUR COLLABORATORS.

     If we are successful in validating targets for drug discovery, products that we develop with our collaborators based on those targets may include diagnostic or therapeutic products. The ability of our collaborators to commercialize such products may depend, in part, on the extent to which reimbursement for the cost of these products will be available from government health administration authorities, private health insurers and other organizations. In the U.S., third-party payors are increasingly challenging the price of medical products and services. The trend towards managed healthcare in the U.S., legislative healthcare reforms and the growth of organizations such as health maintenance organizations that may control or significantly influence the purchase of healthcare products and services, may result in lower prices for any products our collaborators may develop. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, and we cannot assure you that adequate third-party coverage will be available to enable our collaborators to maintain price levels sufficient to realize an appropriate return on their investment in research and product development.

OUR FACILITIES ARE LOCATED NEAR KNOWN EARTHQUAKE FAULT ZONES, AND THE OCCURRENCE OF AN EARTHQUAKE OR OTHER CATASTROPHIC DISASTER COULD CAUSE DAMAGE TO OUR FACILITIES AND EQUIPMENT, WHICH COULD REQUIRE US TO CEASE OR CURTAIL OPERATION.

     Our facilities are located near known earthquake fault zones and are vulnerable to damage from earthquakes. We are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities would be seriously, or potentially completely, impaired. In addition, the unique nature of our research activities could cause significant delays in our programs and make it difficult for us to recover from a disaster. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Accordingly, an earthquake or other disaster could materially and adversely harm our ability to conduct business.

OUR STOCK PRICE MAY BE EXTREMELY VOLATILE.

     The trading price of our common stock is subject to significant fluctuations. The market prices of the common stock of many publicly held, early stage biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The following factors and events may have a significant and adverse impact on the market price of our common stock:

     - fluctuations in our operating results;

     - announcements of technological innovations or new commercial products by us or our competitors;

     - release of reports by securities analysts;

     - developments or disputes concerning patent or proprietary rights;

     - developments in our relationships with current or future collaborators or customers; and

     - general market conditions.

Many of these factors are beyond our control. These factors may cause a decrease in the market price of our common stock, regardless of our operating performance.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND UNDER DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL OF OUR COMPANY, EITHER OF WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE.

     Under our certificate of incorporation, our board of directors has the authority, without further action by the holders of our common stock, to issue 2,000,000 additional shares of preferred stock from time to time in series and with preferences and rights as it may designate. These preferences and rights may be superior to those of the holders of our common stock. For example, the holders of preferred stock may be given a preference in payment upon our liquidation or for the payment or accumulation of dividends before any distributions are made to the holders of common stock.

     Although we have no present intention to authorize or issue any additional series of preferred stock, any authorization or issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could also have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. The preferred stock may have other rights, including economic rights senior to those of our common stock, and, as a result, an issuance of additional preferred stock could adversely affect the market value of our common stock. Provisions of Delaware law may also discourage, delay or prevent someone from acquiring or merging with us.

ITEM 2. PROPERTIES

     In February 1998, we entered into a noncancelable operating lease for facilities space of approximately 111,000 square-feet in two buildings in Hayward, California. Currently, our corporate headquarters, principal research and development facilities and production facilities are located in one of the two buildings. The remaining space will be developed and occupied in phases, depending on our growth. The lease runs through December 2008. We have an option to extend the lease for an additional five-year period, subject to certain conditions. We plan to lease approximately 37,000 square feet of additional space in one of the buildings for further expansion.

     In June 1998, Lynx GmbH entered into a noncancelable operating lease for facilities space of approximately 6,300-square-feet in Heidelberg, Germany, to house its operations. The space will be developed and occupied in phases, depending on the growth of the organization. The lease terminates in June 2005. A portion of this space is currently being subleased by BASF-LYNX.

     In August 1993, we entered into a noncancelable operating lease for another facility which expires on July 31, 2003. In 1998, we entered into an agreement to sublease a portion of this space, and in 1999, through a subsequent agreement, subleased the remaining portion of the facility. The term of the sublease runs through July 2003. Rent from the sublease is sufficient to cover the rent and other operating expenses incurred by Lynx under the terms of the 1993 lease.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the quarter ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On December 30, 1997, Lynx listed its common stock on the Nasdaq National Market. Prior to December 30, 1997, there was no established public trading market for our voting stock. On March 31, 1998, pursuant to the Amended and Restated Certificate of Designation dated September 30, 1997, all shares of Series B, Series C, and Series D preferred stock were converted into common stock on a ten-for-one basis. Lynx's common stock trades on the Nasdaq National Market under the symbol LYNX. The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported by the Nasdaq National Market:

                                                              COMMON STOCK PRICE
                                                              ------------------
                                                               HIGH        LOW
                                                              -------    -------
YEAR ENDED DECEMBER 31, 1998
  First Quarter.............................................  $19.25     $10.00
  Second Quarter............................................   11.13       7.75
  Third Quarter.............................................   13.25       7.75
  Fourth Quarter............................................   13.00       7.13
YEAR ENDED DECEMBER 31, 1999
  First Quarter.............................................  $15.00     $ 8.88
  Second Quarter............................................   12.69       9.44
  Third Quarter.............................................   15.75      10.63
  Fourth Quarter............................................   37.00       9.13

     As of February 15, 2000, there were approximately 2,600 stockholders of record of our common stock. On February 15, 2000, the last reported sale price of our common stock was $60.63.

     We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings to support the development of our business and do not anticipate paying cash dividends for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

ITEM 6. SELECTED FINANCIAL DATA

     This section presents our selected consolidated historical financial data. You should read carefully the consolidated financial statements and the notes thereto included in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Consolidated Statement of Operations Data for the years ended December 31, 1997, 1998 and 1999 and the Consolidated Balance Sheet Data as of December 31, 1998 and 1999 have been derived from our audited consolidated financial statements included elsewhere in this report. The Consolidated Statement of Operations Data for the years ended December 31, 1995 and 1996 and the Consolidated Balance Sheet Data as of December 31, 1995, 1996 and 1997 have been derived from our audited financial statements that are not included in this report. Historical results are not necessarily indicative of future results. See the Notes to

Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per share.

                                                           YEAR ENDED DECEMBER 31,
                                              -------------------------------------------------
                                                1995      1996       1997      1998      1999
                                              --------   -------   --------   -------   -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
  Technology access and services fees.......  $    375   $ 1,958   $  3,875   $ 2,625   $ 7,833
  Collaborative research and other..........       305     7,791        707     4,380     5,042
                                              --------   -------   --------   -------   -------
          Total revenues....................       680     9,749      4,582     7,005    12,875
Operating costs and expenses:
  Cost of services fees.....................        --        --         --        --       828
  Research and development..................    11,301    12,545     14,226    13,166    15,510
  General and administrative................     1,591     3,170      1,930     2,141     4,175
                                              --------   -------   --------   -------   -------
          Total operating costs and
            expenses........................    12,892    15,715     16,156    15,307    20,513
                                              --------   -------   --------   -------   -------
Loss from operations........................   (12,212)   (5,966)   (11,574)   (8,302)   (7,638)
Interest and other income, net..............       744       585        753     4,106     1,232
                                              --------   -------   --------   -------   -------
Loss before provision for income taxes......   (11,468)   (5,381)   (10,821)   (4,196)   (6,406)
Provision for income taxes..................        --        10         --       151       258
                                              --------   -------   --------   -------   -------
Net loss....................................  $(11,468)  $(5,391)  $(10,821)  $(4,347)  $(6,664)
                                              ========   =======   ========   =======   =======
Basic and diluted net loss per share........  $  (5.66)  $ (2.45)  $  (3.09)  $ (0.45)  $ (0.60)
Shares used in per share computation........     2,026     2,197      3,501     9,642    11,128

                                                                    DECEMBER 31,
                                                   -----------------------------------------------
                                                    1995      1996      1997      1998      1999
                                                   -------   -------   -------   -------   -------
                                                                   (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments....................................  $13,779   $14,082   $24,930   $23,862   $30,786
Working capital..................................   12,730     9,118    21,875    20,834    25,042
Total assets.....................................   17,685    18,412    29,267    40,334    51,638
Notes payable -- noncurrent portion..............       --        --        --        --     3,471
Stockholders' equity.............................   13,742    10,732    25,590    23,457    19,646

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. When used herein, the words "believe," "anticipate," "expect," "estimate" and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as in the section entitled "Item 1. Business -- Business Risks." Lynx undertakes no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

OVERVIEW

     We are a leader in the development and application of novel technologies for the discovery of gene expression patterns and genomic variations important to the pharmaceutical, biotechnology and agricultural industries. These technologies are based on Megaclone, our unique and proprietary cloning procedure, which transforms a sample containing millions of DNA molecules into one made up of millions of micro-beads, each of which carries approximately 100,000 copies of one of the DNA molecules in the sample. Based on Megaclone, we have developed a suite of applications that have the potential to enhance the pace, scale and quality of genomics and genetics research programs. Currently, our principal collaborators and customers are BASF, DuPont, Aventis CropScience and Oxagen.

     We have incurred net losses each year since our inception in 1992. As of December 31, 1999, we had an accumulated deficit of approximately $53.4 million. We expect these losses to continue for at least the next several years. The size of these losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses.

     Revenues from technology access fees are from upfront payments from our collaborators and customers who are provided access to our technologies for specified periods. We receive service fees from our collaborators and customers for genomic discovery services performed by us on the biological samples they send to us. Collaborative research revenues are payments received under various agreements and include such items as milestone payments. Other revenues include the proceeds from the sale of our technology assets to BASF-LYNX and product sales under one of our former programs.

     Technology access fees are deferred and recognized as revenue on a straight-line basis over the noncancelable term of the agreement to which they relate. Payments for services and/or materials provided by us are recognized as revenues when earned over the period in which the services are performed and/or materials are delivered, provided no other obligations, refunds, or credits to be applied to future work exist. Milestone payments are recognized as revenues upon the achievement of the related milestone and the satisfaction of any related obligations. Revenues from the sales of products, which have been immaterial to date, are recognized upon shipment to the customer.

     To date, we have received, and expect to continue to receive in the future, a significant portion of our revenues from a small number of collaborators and customers. During 1999, revenues from three collaborators and customers accounted for 81%, 13% and 5% of total revenues. During 1998, revenues from three collaborators and customers accounted for 61%, 33% and 5% of total revenues. During 1997, revenues from three collaborators and customers accounted for 60%, 25%, and 11% of total revenues.

     Revenues in each quarterly and annual period have in the past, and could in the future, fluctuate due to: the timing and amount of any technology access fee and the period over which the revenue is recognized; the level of service fees, which is tied to the number and timing of biological samples received from our collaborators and customers, as well as our performance of the related genomic discovery services on the samples; the timing of achievement of milestones and the amount of related payments to us; and the initiation of new, and the termination of existing, agreements with collaborators and customers.

     Cost of services fees include the costs of direct labor, materials and supplies, outside expenses, equipment and overhead incurred by us in performing our genomic discovery services for our collaborators and customers. Research and development expenses include the costs of personnel, materials and supplies, outside expenses, equipment and overhead incurred by us in our technology and application development efforts. We expect research and development expenses to increase substantially due to planned spending for ongoing technology development and implementation, as well as new applications. General and administrative expenses include the costs of personnel, materials and supplies, outside expenses, equipment and overhead incurred by us primarily in our administrative, business development, legal and investor relations activities. We expect general and administrative expenses to increase in support of our research and development, commercial and business development efforts.

     We account for our investment in BASF-LYNX on the equity method, however such investment has a carrying value of zero in the financial statements. As we have no obligation to fund the operations of BASF-LYNX, we have not recognized our share of BASF-LYNX's losses in the accompanying statements of operations.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999 AND 1998

Revenues

     We had total revenues of $12.9 million for the year ended December 31, 1999, and $7.0 million for the year ended December 31, 1998. Revenues for 1999 included technology access fees and service fees of $7.8 million from DuPont, Aventis CropScience and BASF and collaborative research revenue from a $5.0 million milestone fee earned under the DuPont agreement. Revenues for 1998 included technology access fees of $2.6 million from BASF and DuPont and $4.3 million from the acquisition by BASF-LYNX of our technology assets for certain central nervous system, or CNS, disorders.

Operating Costs and Expenses

     Our total operating costs and expenses were $20.5 million for the year ended December 31, 1999, and $15.3 million for the year ended December 31, 1998. Cost of services fees were $0.8 million in 1999 and reflect the costs of providing our genomic discovery services, which commenced in 1999. Research and development expenses were $15.5 million in 1999 and $13.2 million in 1998. The increase in research and development expenses in 1999, as compared to 1998, is due primarily to a higher number of personnel, facilities expansion and for activities incurred as we prepared to launch our commercial operations. Our efforts in 1999 focused on initiating production for the commercial application of our genomics technologies and completing the scientific experimentation that led to the successful achievement of certain technology milestones and achievements under our agreements. We expect research and development expenses to increase substantially due to planned spending for ongoing technology development and implementation, as well as new applications.

     General and administrative expenses were $4.2 million for the year ended December 31, 1999, compared to $2.1 million for the year ended December 31, 1998. The increase was primarily due to higher personnel related expenses, outside legal and administrative costs associated with our business development efforts and facilities expansion. We expect general and administrative expenses to increase in support of our research and development, commercial and business development efforts.

Interest and Other Income

     Net interest income decreased to $1.1 million in the year ended December 31, 1999, from $1.2 million in the year ended December 31, 1998, primarily due to lower average cash, cash equivalents and investment balances during 1999, as compared to 1998, and interest expense incurred on debt outstanding in 1999. Other income was $0.1 million in the year ended December 31, 1999, and $2.9 million in the year ended December 31, 1998. In 1999, other income was attributable to a gain on the sale of certain fixed assets no longer used in our operations. In 1998, other income was due primarily to the gain from the sale of the assets associated with our antisense program to Inex Pharmaceuticals Corporation.

Income Taxes

     The provision for income taxes of approximately $258,000 for 1999 and $151,000 for 1998 consisted entirely of alternative minimum tax.

     As of December 31, 1999, we had a federal net operating loss carryforward of approximately $19.8 million, which will expire at various dates from 2008 through 2018, if not utilized. As of December 31, 1999, we also had federal and California research and development tax credit carryforwards of approximately $1.6 million and $297,000, respectively, which will expire at various dates from 2008 through 2019, if not utilized.

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

YEARS ENDED DECEMBER 31, 1998 AND 1997

Revenues

     We had total revenues of $7.0 million for the year ended December 31, 1998, and $4.6 million for the year ended December 31, 1997. Revenues for 1998 included technology access fees of $2.6 million from BASF and DuPont and revenues of $4.3 million from the acquisition by BASF-LYNX of our technology assets for certain CNS disorders. Revenues for 1997 included $3.9 million in technology access fees earned under agreements with BASF and Aventis Pharmaceuticals Inc. In 1997, revenues also included approximately $0.5 million in sales of an antisense compound for use in clinical trials under one of our former programs.

Operating Costs and Expenses

     Total operating costs and expenses were $15.3 million for the year ended December 31, 1998, and $16.2 million for the year ended December 31, 1997. Research and development expenses were $13.2 million in 1998 and $14.2 million in 1997. The decrease in expenses was due primarily to lower spending subsequent to the sale of assets associated with our antisense program in March 1998 and the phase-out of scientific efforts related to CNS disorders.

     General and administrative expenses were $2.1 million for the year ended December 31, 1998, compared to $1.9 million for the year ended December 31, 1997. The increase was primarily due to outside legal and administrative costs associated with our business development efforts and facilities expansion.

Interest and Other Income

     Interest income increased to $1.2 million in the year ended December 31, 1998, from $0.8 million in the year ended December 31, 1997, due primarily to higher average cash, cash equivalents and investment balances during 1998 as compared to 1997. Other income was $2.9 million in 1998. The 1998 amount was due primarily to the gain from the sale of assets associated with our antisense program. There was no other income earned in 1997.

Income Taxes

     The provision for income taxes of approximately $151,000 for 1998 consisted entirely of alternative minimum tax. Due to operating losses and the inability to recognize an income tax benefit, there was no provision for income taxes for 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities of $7.8 million for the year ended December 31, 1999, increased from $5.7 million for the same period in 1998. This increase was primarily due to the increase in deferred revenues from payments received from collaborators in 1999, which was partially offset by the recognition in 1999 of a portion of previously deferred revenue and a decrease in accounts payable and accrued liabilities balances. Net cash used in operating activities of $13.1 million for the year ended December 31, 1997, was primarily due to a net loss of $10.8 million, and a reduction in deferred revenues, offset in part by depreciation and amortization of fixed assets and leasehold improvements. Net cash used in investing activities of $10.7 million for the year ended December 31, 1999, and $15.3 million for the year ended December 31, 1997, was primarily due to purchases of short-term investments and equipment, while net cash provided by investing activities of $1.0 million for the year ended December 31, 1998, was primarily due to maturities of short-term investments, offset in part by expenditures for leasehold improvements and purchases of equipment. Net cash provided by financing activities in 1999 of $4.8 million resulted primarily from borrowings under an equipment loan arrangement. Net cash provided by financing activities of $0.6 million in the year ended December 31, 1998, and $25.1 million in the year ended December 31, 1997, resulted from the issuance of common stock. Cash and cash equivalents and short-term investments were $30.8 million at December 31, 1999.

     In late 1998, we entered into a $5 million financing agreement with a financial institution under which we drew down $4.8 million during 1999 for the purchase of equipment and certain other capital expenditures. We granted the lender a security interest in all items financed by it under this agreement. Each draw down under the loan has a term of forty-eight months from the date of the draw down. As of December 31, 1999, the principal balance under loans outstanding under this agreement was approximately $4.4 million. The amount available for future draw downs at December 31, 1999, was approximately $0.2 million. The draw down period under the agreement expires on March 31, 2000.

     We plan to use available funds for ongoing commercial and research and development activities, working capital and other general corporate purposes and capital expenditures. We expect capital investments during 2000 will be comprised primarily of equipment purchases required in the normal course of business and expenditures for leasehold improvements. We intend to invest our excess cash in investment-grade, interest-bearing securities.

     We have obtained funding for our operations primarily through sales of preferred and common stock to venture capital investors, institutional investors and collaborators, revenues from contractual arrangements and interest income. The cost, timing and amount of funds required for specific uses by us cannot be precisely determined at this time and will be based upon the progress and the scope of our collaborative and independent research and development projects; payments received under collaborative agreements; our ability to establish and maintain collaborative agreements; costs included in protecting intellectual property rights; legal and administrative costs; additional facilities capacity needs and the availability of alternate methods of financing.

     We expect to incur substantial and increasing research and development expenses and intend to seek additional financing, as needed, through arrangements with collaborators and equity or debt offerings. We cannot assure you that any additional financing we require will be available on favorable terms, or at all. We believe, at current spending levels, our existing capital resources and interest income thereon, will enable us to maintain our current and planned operations through at least the next 12 months.

IMPACT OF YEAR 2000

     In prior years, we have discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. We have experienced no significant disruptions in information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. Costs associated with remediating our systems were immaterial. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems or the products and services of third parties. We will continue to monitor our computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters which may arise are addressed promptly.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. SFAS 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in the other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for our fiscal year ending December 31, 2001. We do not currently hold any derivatives and do not expect this pronouncement to materially impact the results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101. SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue in financial statements and specifically addresses revenue recogni-tion for non-refundable technology access fees. We believe that our current revenue recognition principles comply with SAB 101, and thus the adoption had no effect on results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK DISCLOSURES

Short-Term Investments

     The primary objective of our investment activities is to preserve principal while, at the same time, maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to adverse shifts in interest rates, we invest in short-term securities and maintain an average maturity of less than one year. As a result, we do not believe we are subject to significant interest rate risk.

Foreign Currency Rate Fluctuations

     The functional currency for our German subsidiary is the deutsche mark. Our German subsidiary's accounts are translated from the German deutsche mark to the U.S. dollar using the current exchange rate in effect at the balance sheet date, for balance sheet accounts, and using the average exchange rate during the period, for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders' equity, and to date, have not been material. Our German subsidiary conducts its business in local European currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our German subsidiary or transactions with our European collaborators and customers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........    26
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................    27
Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997..........................    28
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1999, 1998 and 1997..............    29
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................    30
Notes to Consolidated Financial Statements..................    31

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Lynx Therapeutics

     We have audited the accompanying consolidated balance sheets of Lynx Therapeutics, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lynx Therapeutics, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
February 4, 2000

                            LYNX THERAPEUTICS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 18,050    $ 16,170
  Short-term investments....................................    12,736       7,692
  Accounts receivable.......................................     4,045       5,316
  Other current assets......................................     1,379         678
                                                              --------    --------
          Total current assets..............................    36,210      29,856
Property and equipment:
  Leasehold improvements....................................    10,347       9,510
  Laboratory and other equipment............................     8,025       3,657
                                                              --------    --------
                                                                18,372      13,167
  Less accumulated depreciation and amortization............    (5,494)     (3,530)
                                                              --------    --------
Net property and equipment..................................    12,878       9,637
Other non-current assets....................................     2,550         841
                                                              --------    --------
                                                              $ 51,638    $ 40,334
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    640    $  1,770
  Accrued compensation......................................       356         295
  Deferred revenues -- current portion......................     8,438       3,000
  Note payable -- current portion...........................       944          --
  Other accrued liabilities.................................       790       3,957
                                                              --------    --------
          Total current liabilities.........................    11,168       9,022
Deferred revenues...........................................    16,896       7,667
Note payable................................................     3,471          --
Other non-current liabilities...............................       457         188
Commitments.................................................        --          --
Stockholders' equity:
  Preferred stock, $0.01 par value; 2,000,000 shares
     authorized; no shares issued and outstanding...........        --          --
  Common stock, $0.01 par value; 20,000,000 shares
     authorized, 11,219,188 and 11,132,815 shares issued and
     outstanding at December 31, 1999 and 1998,
     respectively...........................................    74,606      74,329
  Notes receivable from stockholders........................      (293)       (436)
  Deferred compensation.....................................    (2,444)     (3,742)
  Accumulated other comprehensive income (loss).............     1,128          (7)
  Accumulated deficit.......................................   (53,351)    (46,687)
                                                              --------    --------
          Total stockholders' equity........................    19,646      23,457
                                                              --------    --------
                                                              $ 51,638    $ 40,334
                                                              ========    ========

                            See accompanying notes.

                            LYNX THERAPEUTICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1999       1998        1997
                                                              -------    -------    --------
Revenues:
  Technology access and services fees.......................  $ 7,833    $ 2,625    $  3,875
  Collaborative research and other..........................    5,042      4,380         707
                                                              -------    -------    --------
          Total revenues....................................   12,875      7,005       4,582
Operating costs and expenses:
  Cost of services fees.....................................      828         --          --
  Research and development..................................   15,510     13,166      14,226
  General and administrative................................    4,175      2,141       1,930
                                                              -------    -------    --------
          Total operating costs and expenses................   20,513     15,307      16,156
                                                              -------    -------    --------
Loss from operations........................................   (7,638)    (8,302)    (11,574)
Interest income, net........................................    1,125      1,241         753
Other income................................................      107      2,865          --
                                                              -------    -------    --------
Loss before provision for income taxes......................   (6,406)    (4,196)    (10,821)
Provision for income taxes..................................      258        151          --
                                                              -------    -------    --------
Net loss....................................................  $(6,664)   $(4,347)   $(10,821)
                                                              =======    =======    ========
Basic and diluted net loss per share........................  $ (0.60)   $ (0.45)   $  (3.09)
                                                              -------    -------    --------
Shares used in per share computation........................   11,128      9,642       3,501
                                                              =======    =======    ========

                            See accompanying notes.

                            LYNX THERAPEUTICS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                       PREFERRED STOCK         COMMON STOCK                                   ACCUMULATED OTHER
                                     -------------------   --------------------     NOTES        DEFERRED       COMPREHENSIVE
                                      SHARES     AMOUNT      SHARES     AMOUNT    RECEIVABLE   COMPENSATION     INCOME (LOSS)
                                     --------   --------   ----------   -------   ----------   ------------   -----------------
Balance at December 31, 1996.......   495,587   $ 27,189    3,152,148   $17,361     $(210)       $(2,092)          $    3
 Comprehensive loss:
   Net loss........................        --         --           --        --        --             --               --
   Other comprehensive income
     (loss)........................
     Net unrealized loss on
       securities..................        --         --           --        --        --             --              (48)
 Comprehensive loss................        --         --           --        --        --             --               --
 Exercise of employee stock options
   for cash and note receivable....        --         --       76,181       287      (250)            --               --
 Repurchase of common stock........        --         --      (11,476)     (198)       --            197               --
 Issuance of common stock for cash,
   net of issuance costs of
   $1,685..........................        --         --    2,675,500    25,070        --             --               --
 Amortization of deferred
   compensation....................        --         --           --        --        --            621               --
 Recognition of deferred
   compensation on employee stock
   options.........................        --         --           --     4,120        --         (4,120)              --
                                     --------   --------   ----------   -------     -----        -------           ------
Balance at December 31, 1997.......   495,587     27,189    5,892,353    46,640      (460)        (5,394)             (45)
 Comprehensive loss:
   Net loss........................        --         --           --        --        --             --               --
   Other comprehensive income
     (loss)........................
     Net unrealized gain on
       securities..................        --         --           --        --        --             --               38
 Comprehensive loss................        --         --           --        --        --             --               --
 Exercise of stock options for cash
   and note receivable.............        --         --      334,309       744       (81)            --               --
 Repurchase of common stock........        --         --      (49,717)     (108)      105             --               --
 Conversion of series B, C and D
   preferred stock to common
   stock...........................  (495,587)   (27,189)   4,955,870    27,189        --             --               --
 Amortization of deferred
   compensation, including
   forfeitures.....................        --         --           --      (416)       --          1,652               --
 Consulting and service expense
   related to stock option
   grants..........................        --         --           --       280        --             --               --
                                     --------   --------   ----------   -------     -----        -------           ------
Balance at December 31, 1998.......        --         --   11,132,815    74,329      (436)        (3,742)              (7)
 Comprehensive loss:
   Net loss........................        --         --           --        --        --             --               --
   Other comprehensive income
     (loss)........................
   Net unrealized gain on
     securities....................        --         --           --        --        --             --            1,135
 Comprehensive loss................        --         --           --        --        --             --               --
 Employee stock purchase plan
   issuance........................        --         --       17,379       182        --             --               --
 Exercise of stock options for cash
   and repayment of note
   receivable......................        --         --       68,994       196       143             --               --
 Amortization of deferred
   compensation, including
   forfeitures.....................        --         --           --      (188)       --          1,298               --
 Consulting and service expense
   related to stock option
   grants..........................        --         --           --        87        --             --               --
                                     --------   --------   ----------   -------     -----        -------           ------
Balance at December 31, 1999.......        --         --   11,219,188   $74,606     $(293)       $(2,444)          $1,128
                                     ========   ========   ==========   =======     =====        =======           ======

                                                       TOTAL
                                     ACCUMULATED   STOCKHOLDERS'
                                       DEFICIT        EQUITY
                                     -----------   -------------
Balance at December 31, 1996.......   $(31,519)      $ 10,732
 Comprehensive loss:
   Net loss........................    (10,821)       (10,821)
   Other comprehensive income
     (loss)........................         --
     Net unrealized loss on
       securities..................                       (48)
                                                     --------
 Comprehensive loss................         --        (10,869)
 Exercise of employee stock options
   for cash and note receivable....         --             37
 Repurchase of common stock........         --             (1)
 Issuance of common stock for cash,
   net of issuance costs of
   $1,685..........................         --         25,070
 Amortization of deferred
   compensation....................         --            621
 Recognition of deferred
   compensation on employee stock
   options.........................         --             --
                                      --------       --------
Balance at December 31, 1997.......    (42,340)        25,590
 Comprehensive loss:
   Net loss........................     (4,347)        (4,347)
   Other comprehensive income
     (loss)........................         --
     Net unrealized gain on
       securities..................                        38
                                                     --------
 Comprehensive loss................         --         (4,309)
 Exercise of stock options for cash
   and note receivable.............         --            663
 Repurchase of common stock........         --             (3)
 Conversion of series B, C and D
   preferred stock to common
   stock...........................         --             --
 Amortization of deferred
   compensation, including
   forfeitures.....................         --          1,236
 Consulting and service expense
   related to stock option
   grants..........................         --            280
                                      --------       --------
Balance at December 31, 1998.......    (46,687)        23,457
 Comprehensive loss:
   Net loss........................     (6,664)        (6,664)
   Other comprehensive income
     (loss)........................
   Net unrealized gain on
     securities....................         --          1,135
                                                     --------
 Comprehensive loss................         --         (5,529)
 Employee stock purchase plan
   issuance........................         --            182
 Exercise of stock options for cash
   and repayment of note
   receivable......................         --            339
 Amortization of deferred
   compensation, including
   forfeitures.....................         --          1,110
 Consulting and service expense
   related to stock option
   grants..........................         --             87
                                      --------       --------
Balance at December 31, 1999.......   $(53,351)      $ 19,646
                                      ========       ========

                            See accompanying notes.

                            LYNX THERAPEUTICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $ (6,664)   $ (4,347)   $(10,821)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization of fixed assets and
     leasehold improvements.................................     1,964       1,176       1,298
  Issuance of stock options to non-employees in exchange for
     services...............................................        87         111          --
  Amortization of deferred compensation.....................     1,110       1,236         621
  Other.....................................................        --        (138)         --
CHANGES IN OPERATING ASSETS AND LIABILITIES
  Accounts receivable.......................................     1,271      (5,072)       (126)
  Other current assets......................................      (701)       (479)        (41)
  Accounts payable..........................................    (1,130)      1,579        (219)
  Accrued liabilities.......................................    (3,106)      3,237          60
  Deferred revenues.........................................    14,667       8,375      (3,875)
  Other noncurrent liabilities..............................       269           9          31
                                                              --------    --------    --------
Net cash provided by (used in) operating activities.........     7,767       5,687     (13,072)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments.........................   (22,121)    (21,767)    (16,180)
Maturities of short-term investments........................    17,016      30,245       1,973
Leasehold improvements and equipment purchases, net of
  retirements...............................................    (5,205)     (7,254)     (1,188)
Notes receivable from officers and employees................      (248)       (175)         50
Other assets................................................      (122)         --          --
                                                              --------    --------    --------
Net cash provided by (used in) investing activities.........   (10,680)      1,049     (15,345)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net of repurchases................       378         636      25,106
Proceeds of equipment loan..................................     4,838          --          --
Repayment of equipment loan.................................      (423)         --          --
                                                              --------    --------    --------
Net cash provided by financing activities...................     4,793         636      25,106
                                                              --------    --------    --------
Net increase (decrease) in cash and cash equivalents........     1,880       7,372      (3,311)
Cash and cash equivalents at beginning of year..............    16,170       8,798      12,109
                                                              --------    --------    --------
Cash and cash equivalents at end of year....................  $ 18,050    $ 16,170    $  8,798
                                                              ========    ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid...........................................  $    303          --          --
                                                              ========    ========    ========
Interest paid...............................................  $    174          --          --
                                                              ========    ========    ========
Following are the effects of the non-cash transactions
  relating to the sale of the antisense business Assets
  sold, net of depreciation.................................        --    $    210          --
                                                              ========    ========    ========
     Inex stock received....................................        --    $    603          --
                                                              ========    ========    ========

                            See accompanying notes.

                            LYNX THERAPEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

BUSINESS AND BASIS OF PRESENTATION

     We are a leader in the development and application of novel technologies for the discovery of gene expression patterns and genomic variations important to the pharmaceutical, biotechnology and agricultural industries. These technologies are based on Megaclone, our unique and proprietary cloning procedure, which transforms a sample containing millions of DNA molecules into one made up of millions of micro-beads, each of which carries approximately 100,000 copies of one of the DNA molecules in the sample. Based on Megaclone, we have developed a suite of applications that have the potential to enhance the pace, scale and quality of genomics and genetics research programs. Currently, our principal collaborators and customers are BASF AG, DuPont de Nemours and Company, Aventis CropScience GmbH and Oxagen Limited.

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

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers all investments with original maturities from the date of purchase of 90 days or less as cash equivalents. Investments with original maturities beyond 90 days but less than one year are considered to be short-term investments. The Company's investment policy stipulates that the investment portfolio be maintained with the objectives of preserving principal, maintaining liquidity and maximizing return.

     The Company determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 1999 and 1998, the Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized gains and losses reported as a separate component of stockholders' equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity, which are included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, on available-for-sale securities, if any, are included in interest income or expense. The cost of securities sold, if any, is based on the specific identification method.

     The Company invests its excess cash in deposits with major banks and in money market and short-term debt securities of companies with strong credit ratings from a variety of industries. These securities generally mature within 365 days and, therefore, bear minimal risk. The Company has not realized any losses on its investments. The Company, by corporate policy, limits the amount of credit exposure to any one issuer and to any one type of investment.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at original cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which is generally three years. Leasehold improvements are amortized over the lesser of the useful life of the asset or the remaining term of the facility lease.

                            LYNX THERAPEUTICS, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (CONTINUED)
REVENUE RECOGNITION

     Revenues from technology access fees have generally resulted from upfront payments from collaborators and customers who are provided access to Lynx's technologies for specified periods. The Company receives service fees from collaborators and customers for genomics discovery services performed by Lynx on the biological samples they send to Lynx. Collaborative research revenues are payments received under various agreements and include such items as milestone payments. Other revenues includes non-contract related revenues, such as the proceeds from the transfer of technology assets to BASF-LYNX and product sales under one of Lynx's former programs.

     Technology access fees are deferred and recognized as revenue on a straight-line basis over the noncancelable term of the agreement to which they relate. Payments for services and/or materials provided by Lynx are recognized as revenues when earned over the period in which the services are performed and/or materials are delivered, provided no other obligations, refunds, or credits to be applied to future work exist. Milestone payments are recognized as revenues upon the achievement of the related milestone and the satisfaction of any related obligations. Revenues from the sales of products, which have been immaterial to date, are recognized upon shipment to the customer.

     During 1999, revenue from three collaborators and customers represented 81%, 13% and 5% of total revenue. During 1998, revenue from three collaborators and customers represented 61%, 33% and 5% of total revenues. During 1997, revenue from three collaborators and customers represented 60%, 25%, and 11% of total revenue.

NET LOSS PER SHARE

     The Company complies with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" ("EPS"). SFAS 128 requires that companies present two measures of earnings per share, basic and diluted. Basic earnings per share is computed by dividing income or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period, net of certain common shares outstanding which are subject to continued vesting and the Company's right of repurchase. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company, to the extent such securities are dilutive. Basic and diluted net loss per share are equivalent for all periods presented herein due to the Company's net loss in all periods. Options to purchase approximately 1,900,000 shares of common stock at a weighted-average price of $7.32 per share have been excluded from the calculation of diluted loss per share for 1999 because the effect of inclusion would be antidilutive. The options will be included in the calculation at such time as the effect is no longer antidilutive, as calculated using the treasury stock method. The weighted-average number of shares subject to repurchase for fiscal years 1999, 1998 and 1997 were 55,000, 152,000 and 300,000 respectively.

     See Note 7 for additional disclosure regarding common stock and stock options.

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

                            LYNX THERAPEUTICS, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (CONTINUED)
COMPREHENSIVE INCOME

     In 1998, Lynx adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes rules for the reporting and presentation of comprehensive income and its components. The adoption of SFAS 130 had an immaterial impact on the Company's net loss and stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other accumulated comprehensive income (loss).

SEGMENT REPORTING

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company's business activities include the development of technologies aimed at handling and/or analyzing the DNA molecules or fragments in complex biological samples. Accordingly, the Company operates in only one business segment. All of the Company's assets and revenues are derived from this activity. Substantially all of the Company's assets are located in the United States. To date, revenues have been derived primarily from contracts with companies located in the North America, Europe and Japan, as follows (revenue is attributed to geographic areas based on the location of the customers):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999       1998      1997
                                                          -------    ------    ------
                                                                (IN THOUSANDS)
North America...........................................  $10,440    $  401    $  176
Europe..................................................    2,435     6,542     4,401
Japan...................................................       --        62         5
                                                          $12,875    $7,005    $4,582

INCOME TAXES

     Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"), deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net losses for the prior three years, the Company has provided a full valuation against its net deferred tax assets as of December 31, 1999 and 1998. The Company intends to evaluate the realizability of the deferred tax assets on a quarterly basis. See Note 8 to the Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires Lynx to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of

                            LYNX THERAPEUTICS, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (CONTINUED) assets, liabilities, or firm commitments through earnings or recognized in the other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for Lynx's year ending December 31, 2001. Lynx does not currently hold any derivatives and does not expect this pronouncement to materially impact results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue in financial statements and specifically addresses revenue recognition for non-refundable technology access fees. Lynx believes that its current revenue recognition principles comply with SAB 101 and thus the adoption had no effect on results of operations.

2. INVESTMENTS

     The following is a summary of available-for-sale securities:

                                                     AVAILABLE-FOR-SALE SECURITIES
                                           --------------------------------------------------
                                                          GROSS         GROSS       ESTIMATED
                                           AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                             COST         GAINS         LOSSES        VALUE
                                           ---------    ----------    ----------    ---------
                                                             (IN THOUSANDS)
December 31, 1999
Equity securities........................   $   603       $1,196         $ --        $ 1,799
Money market mutual funds................     9,624           --           --          9,624
Commercial paper.........................    10,449           --          (45)        10,404
Corporate bonds and notes................     8,781           --          (23)         8,758
                                            -------       ------         ----        -------
                                            $29,457       $1,196         $(68)       $30,585
                                            =======       ======         ====        =======
December 31, 1998
Money market mutual funds................   $   775       $   --         $ --        $   775
Commercial paper.........................     8,177           --           (2)         8,175
Government mutual funds..................     5,919           --           --          5,919
Mutual funds.............................       800           --           --            800
Corporate bonds and notes................     7,799           --           (5)         7,794
                                            -------       ------         ----        -------
                                            $23,470       $   --         $ (7)       $23,463
                                            =======       ======         ====        =======

     During the years ended December 31, 1999, 1998 and 1997, the Company did not sell any securities. As of December 31, 1999, $16.1 million of the marketable securities were classified as cash equivalents, $12.7 million were classified as short-term investments and $1.8 million were classified as other non-current assets. As of December 31, 1998, $15.8 million of the marketable securities were classified as cash equivalents, and the balance of $7.7 million was classified as short-term investments. All short-term investments have maturities of less than one year. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

3. COLLABORATIVE ARRANGEMENTS

  E.I. DuPont de Nemours and Company., or DuPont

     In October 1998, Lynx entered into a research collaboration agreement with DuPont to apply its technologies to the study of certain crop plants and their protection. Under the terms of the agreement, the

                            LYNX THERAPEUTICS, INC.

3. COLLABORATIVE ARRANGEMENTS (CONTINUED)
Company could receive payments over a five-year period for genomic discovery services, the achievement of specific technology milestones and the delivery of genomic maps of specified crops. An initial payment of $10 million for technology access was received at the execution of the agreement which is being recognized as revenue over the five-year committed term, with additional minimum service fees of $12 million to be received by Lynx over a three-year period commencing January 1999, of which we have received $4.0 million. The Company recognized as revenues technology access and services fees of $5.4 million for the year ended December 31, 1999, and technology access fees of $0.3 million for the year ended December 31, 1998 under this agreement. The Company also recognized collaborative research revenue of $5.0 million for achieving a technology milestone in 1999.

  Aventis CropScience GmbH, formerly Hoechst Schering AgrEvo GmbH

     In March 1999, Aventis Pharmaceuticals Inc., or Aventis, formerly Hoechst Marion Roussel, Inc., activated a nonexclusive access to certain of Lynx's genomics discovery services for the benefit of its affiliate, Aventis CropScience. The Company was paid a technology access fee and a payment for genomic discovery services to be performed by Lynx for Aventis CropScience. The Company recognized as revenues a portion of the technology access fees amounting to $1.5 million under this agreement for the year ended December 31, 1999.

     In September 1999, the Company signed a three-year research collaboration agreement with Aventis CropScience. Aventis CropScience will receive exclusive access to Lynx's genomics discovery services for the study of certain plants, which is aimed at developing new crop varieties and other agricultural products. Under the terms of the agreement, Aventis CropScience paid the Company a technology access fee upon execution of the agreement. The Company can earn additional fees for the performance of genomic discovery services, the delivery of genomic maps of certain plants, and milestone payments and licensing fees related to certain discoveries for the subject plants. For the year ended December 31, 1999, the Company recognized as revenues a portion of the technology access fees amounting to $0.2 million under this agreement.

  Oxagen Limited, or Oxagen

     In May 1999, the Company entered into an agreement with Oxagen to collaborate on a program to discover and validate disease-associated single nucleotide polymorphisms, or SNPs. The program will initially focus on inflammatory bowel disease, but the companies may extend it to other common human disorders. Each company is responsible for paying its own expenses under this agreement. Under the terms of this agreement, Lynx could receive licensing fees and royalties or other share in the revenues from the licensing or sale and subsequent commercialization of related products by Oxagen or third parties.

  BASF AG, or BASF

     In October 1996, the Company entered into an agreement with BASF. The agreement provides BASF with access to Lynx's genomic discovery services based on certain of its technologies on a nonexclusive basis. Under this agreement, the Company received technology access fee in 1996. In connection with certain technology development accomplishments by Lynx, BASF paid the Company an additional access fee of $4.5 million in the fourth quarter of 1999. The access is for a minimum of two years and requires BASF to purchase services at a minimum rate of $4.0 million per year. In conjunction with this event, BASF paid Lynx $4.0 million in the fourth quarter of 1999 for the first year of the genomics discovery services. The Company recognized as revenue technology access fees of $0.7 million, $2.3 million and $2.8 million for the years ended December 31, 1999, 1998 and 1997, respectively, under this agreement.

                            LYNX THERAPEUTICS, INC.

3. COLLABORATIVE ARRANGEMENTS (CONTINUED)
     In October 1996, BASF and Lynx formed a joint venture company, BASF-LYNX Bioscience AG, or BASF-LYNX, to conduct research in the areas of central nervous system, or CNS, disorders, toxicology and fermentation. For an initial 49% ownership interest in BASF-LYNX, the Company agreed to provide access to its technologies for use in BASF-LYNX's research for a five-year period. In 1996, BASF agreed to provide an aggregate of DM50 million in funding for BASF-LYNX's research over a five-year period that began in 1997, in exchange for its initial 51% ownership interest in BASF-LYNX. In 1998, the Company transferred to BASF-LYNX certain assets related to a CNS research program that had been conducted at Lynx, and BASF agreed to provide an additional $10 million in research funding to BASF-LYNX, of which $4.3 million was paid to Lynx for the CNS technology assets. For the year ended December 31, 1998, the Company recorded $4.3 million of collaborative research revenue related to the CNS assets sold to BASF-LYNX. Lynx accounts for its investment in BASF-LYNX on the equity method, however such investment has a carrying value of zero in the financial statements. As Lynx has no obligation to fund the operations of BASF-LYNX, the Company has not recognized its share of BASF-LYNX's losses in the accompanying statements of operations.

  Aventis

     In October 1995, the Company entered into an agreement with Aventis, which, as amended, provides Aventis with the right to access certain of Lynx's genomic discovery services on a nonexclusive basis. Aventis paid the Company a technology access fee of $3 million on execution of the agreement, which was recognized as revenues in over the two-year term of the agreement ($1.1 million of which was recognized in 1997). Aventis retains the right to activate its nonexclusive access upon payment of additional fees. In addition, the Company received $5 million in November 1995 in a private placement to Aventis of 40,000 shares of Series D preferred stock, subsequently converted into 400,000 shares of common stock.

4. SALE OF THE ANTISENSE BUSINESS

     In March 1998, Lynx sold its portfolio of phosphorothioate antisense patents and licenses, and its therapeutic oligonucleotide manufacturing facility (collectively, the "Antisense Business"), to Inex Pharmaceuticals Corporation ("Inex"), a Canadian company. As partial consideration in this transaction, Lynx received $3 million in cash and will receive 1.2 million shares of Inex common stock, in three equal installments, with the first 400,000 shares received in March 1998, and the second and third installments of stock to be received no later than two and three years, respectively, from the closing date of the transaction. The Inex common stock received by Lynx is subject to certain restrictions on trading for specific periods of time following receipt by Lynx with the sale restriction of the initial 400,000 shares expiring on March 10, 2000. Lynx is also entitled to receive royalties on future sales of phosphorothioate antisense products. In addition, Lynx is also entitled to receive royalties under a license to Inex for phosphoroamidate chemistry for certain therapeutic applications in the fields of cancer and inflammation.

     The gain on the sale of the Antisense Business is based on the cash and the first installment of the Inex common stock received on the transaction date, net of the book value of the assets transferred to Inex and certain other costs associated with the transaction and incurred by Lynx. As of December 31, 1999, Inex common stock is classified in other non-current assets.

5. LICENSE AGREEMENTS

     Lynx has entered into various license agreements with companies and academic institutions. Such agreements generally require Lynx to pay annual or semiannual license fees and are generally cancelable upon 60 to 120 days' notice. The expenses associated with licenses were approximately $86,000 for the year ended December 31, 1999. Lynx recorded a credit to expense of approximately $27,000 in the year ended

                            LYNX THERAPEUTICS, INC.

5. LICENSE AGREEMENTS (CONTINUED)
December 31, 1998 for license fees which had been paid, then subsequently included in the sale of the antisense business.

6. NOTES RECEIVABLE FROM OFFICERS

     In 1999, the Company entered into loan agreements with officers of the Company. The aggregate loans total $360,000, are secured by second mortgages on real property, have interest accruable at the rate of 4.83% to 6.02% per annum, and are subject to early repayment under specified circumstances. The principal and interest on the loans will be forgiven, based on the officers' continuous employment over a four-year period, in the following amounts: 50% on the second anniversary dates of employment; and 25% on each of the third and fourth anniversary dates of employment.

     In August 1998, the Company entered into two loan agreements with an officer of the Company. Each loan is in the amount of $100,000, secured by a second mortgage on real property, with interest accruable at the rate of 5.57% per annum, and subject to early repayment under specified circumstances. The principal and interest on one loan will be forgiven, based on the officer's continuous employment over a four-year period, in the following amounts: 50% on the second anniversary date of employment; and 25% on each of the third and fourth anniversary dates of employment. The second loan is to be repaid by the officer according to the following schedule: 50% of the principal on the third anniversary date of employment; and the remainder of the principal plus accrued interest on the fourth anniversary date of employment.

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

COMMON STOCK

     At December 31, 1999, Lynx has reserved 2,562,205 shares of common stock for issuance upon the exercise of outstanding employee and nonemployee stock options, upon the issuance of shares purchased pursuant to the employee stock purchase plan, and upon the exercise of certain warrants, as noted below:

Stock option grants outstanding.............................  1,942,497
Shares available for option grants..........................    387,087
Employee stock purchase plan shares.........................    182,621
Warrants outstanding........................................     50,000
                                                              ---------
                                                              2,562,205
                                                              =========

     In October 1997, Lynx issued 2,675,500 shares of common stock, resulting in net proceeds of $25.1 million, pursuant to a common stock purchase agreement between the Company and certain investors. The shares were registered for resale on Form S-3 Registration Statement that became effective on

                            LYNX THERAPEUTICS, INC.

7. STOCKHOLDERS' EQUITY (CONTINUED)
December 31, 1997. In connection with this transaction, warrants to purchase 50,000 shares of common stock at an exercise price of $14.00 per share. The warrants were exercised in January 2000.

     In November 1996, Lynx issued 959,182 shares of Lynx common stock in exchange for 737,832 shares of Spectragen, Inc. common stock held by certain officers, employees and one consultant of Spectragen, pursuant to an Agreement of Merger between Lynx and Spectragen. Spectragen was a wholly owned subsidiary of Lynx at the time of the exchange. A portion of the shares are subject to repurchase rights which expire ratably over a five year period. Pursuant to the merger, and in accordance with APB 25, "Accounting for Stock Issued to Employees," Lynx recognized compensation and consultant expense of $2.1 million and recorded approximately $1.4 million in deferred compensation for the difference between the fair market value of the Lynx stock and the deemed fair market value of the Spectragen stock on the day of acquisition. The deferred compensation will be charged ratably to expense as the repurchase rights expire.

     Also in November 1996, Lynx issued 524,355 options to purchase Lynx common stock in exchange for 403,350 options to purchase Spectragen common stock pursuant to the Agreement of Merger between the Company and Spectragen. In accordance with APB 25, Lynx recognized deferred compensation of $712,000 representing the difference between the exercise price of the options and the fair market value of the Company's common stock on the day of the grants. The deferred compensation will be charged to expense over the five year vesting period of the grants.

1992 STOCK OPTION PLAN

     In July 1992, the Board of Directors of the Company (the "Board") adopted, and the stockholders subsequently approved, the Company's 1992 Stock Option Plan (the "1992 Plan"). In May 1999, the stockholders approved an amendment to the 1992 Plan, authorizing the increase in the number of shares authorized for issuance under the 1992 Plan from a total of 4,000,000 shares to 4,200,000 shares and the inclusion of directors (including non-employee directors) of the Company and its affiliates as eligible to participate in the 1992 Plan.

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

     In December 1997, the Board of Directors approved the commencement of vesting of certain performance-based stock options that had been granted to certain employees prior to the merger between Spectragen and Lynx. In connection with this action, Lynx recognized deferred compensation of $4.1 million representing the difference between the exercise price of the options and the fair market value of the Company's common stock at the time of the December 1997 approval. The deferred compensation will be charged to expense over the period beginning December 1997, through the end of the five-year vesting period.

                            LYNX THERAPEUTICS, INC.

7. STOCKHOLDERS' EQUITY (CONTINUED)
     The stock option activity under the Plan was as follows:

                                                                       OPTIONS OUTSTANDING
                                                      -----------------------------------------------------
                                                      AVAILABLE FOR    NUMBER OF SHARES    WEIGHTED AVERAGE
                                                          GRANT       SUBJECT TO OPTIONS    EXERCISE PRICE
                                                      -------------   ------------------   ----------------
Balance at December 31, 1996........................     598,486          1,517,602             $ 2.39
  Options granted...................................    (266,841)           266,841             $ 7.56
  Options exercised.................................          --            (76,181)            $ 3.78
  Options canceled..................................      29,163            (82,008)            $ 1.68
                                                        --------          ---------
Balance at December 31, 1997........................     360,808          1,626,254             $ 3.22
  Shares authorized.................................     600,000                 --                 --
  Options granted...................................    (407,500)           407,500             $11.27
  Options exercised.................................          --           (334,309)            $ 2.27
  Options canceled..................................     232,533           (269,723)            $ 5.30
                                                        --------          ---------
Balance at December 31, 1998........................     785,841          1,429,722             $ 5.35
  Shares authorized.................................     200,000                 --                 --
  Options granted...................................    (639,000)           639,000             $11.20
  Options exercised.................................          --            (68,994)            $ 2.70
  Options canceled..................................      40,246            (57,231)            $ 7.10
                                                        --------          ---------
Balance at December 31, 1999........................     387,087          1,942,497             $ 7.32
                                                        ========          =========

     To date, all options granted under the Plan are nonqualified options. Options to purchase a total of 709,433 shares were exercisable under the Plan at December 31, 1999. Certain officers and employees of the Company were granted the right to exercise their options prior to vesting, subject to the Company's right of repurchase at the original issue price, which lapses ratably over five years. As of December 31, 1999, 55,402 shares outstanding were subject to repurchase.

     The options outstanding at December 31, 1999, have been segregated into ranges for additional disclosure as follows:

                                         OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                           -----------------------------------------------    ------------------------------
                              OPTIONS        WEIGHTED-AVERAGE    WEIGHTED-    OPTIONS CURRENTLY    WEIGHTED-
                           OUTSTANDING AT       REMAINING         AVERAGE      EXERCISABLE AT       AVERAGE
        RANGE OF            DECEMBER 31,     CONTRACTUAL LIFE    EXERCISE       DECEMBER 31,       EXERCISE
     EXERCISE PRICES            1999            (IN YEARS)         PRICE            1999             PRICE
-------------------------  --------------    ----------------    ---------    -----------------    ---------
$ 0.10 - $ 1.00 .........      259,669             5.20           $ 0.75           221,100          $ 0.81
$ 1.54 - $ 1.54..........      282,964             6.60           $ 1.54            84,255          $ 1.54
$ 2.00 - $ 5.00..........      222,003             6.35           $ 4.50           154,885          $ 4.48
$ 6.00 - $ 8.38..........      203,375             7.24           $ 6.85           109,203          $ 6.48
$ 8.56 - $ 9.44..........      197,000             8.84           $ 9.04            35,615          $ 8.80
$ 9.50 - $11.25..........       98,500             8.89           $10.40            14,864          $10.01
$11.31...................      212,500             9.50           $11.31                --              --
$11.50 - $11.63..........      208,500             9.72           $11.52            12,916          $11.63
$11.88 - $15.00..........      256,986             8.54           $13.86            76,595          $14.20
$20.00...................        1,000             9.96           $20.00                --              --
                             ---------                                             -------
$ 0.10 - $20.00..........    1,942,497             7.71           $ 7.32           709,433          $ 4.81
                             =========                                             =======

                            LYNX THERAPEUTICS, INC.

7. STOCKHOLDERS' EQUITY (CONTINUED)
PRO FORMA INFORMATION

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

     Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The weighted average fair value of options granted in 1999, 1998 and 1997 was $7.87, $6.74 and $4.11 per share, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model for the single option approach with the following weighted-average assumptions: a risk-free interest rate of 4.97%, 5.5%, and 6.33% for 1999, 1998, and 1997, respectively, a weighted-average expected life of 5 years for 1999 grants, 5.1 years for 1998 grants and 4.2 years for 1997 grants and an expected dividend yield of zero for all three years; and a volatility factor of the expected market price of the Company's common stock of 86% for 1999, 64% for 1998 and 56% for 1997.

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

     Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards under the plan consistent with the method of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                                YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                          1999           1998            1997
                                                       -----------    -----------    ------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss
  Historical.........................................    $(6,664)       $(4,347)       $(10,821)
  Pro forma..........................................    $(7,874)       $(5,610)       $(11,498)
Net loss per share
  Historical.........................................    $ (0.60)       $ (0.45)       $  (3.09)
  Pro Forma..........................................    $ (0.71)       $ (0.58)       $  (3.28)

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

     The Purchase Plan was adopted to provide a means by which employees of the Company and its affiliates will be given an opportunity to purchase stock in the Company, to assist in retaining the services of its employees, to attract and secure the services of new employees, and to provide incentives for all employees to exert maximum efforts for the success of the Company.

                            LYNX THERAPEUTICS, INC.

7. STOCKHOLDERS' EQUITY (CONTINUED)
     As of December 31, 1999, a total of 17,379 shares of common stock have been issued to employees at an aggregate purchase price of $182,244 and a weighted average purchase price of $10.49 per share pursuant to offerings under the Purchase Plan and 182,621 shares remain available for future issuance.

     Under SFAS 123, the fair value for these purchase options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999; risk-free interest rate of 4.97%; no dividend yields; volatility factor of the expected market price of the Company's common stock of 86% and a weighted average expected life of 0.49 years. The weighted average fair value of those purchase rights granted in 1999 was $5.13.

8. INCOME TAXES

     The provision for income taxes of approximately $258,000 for 1999 and $151,000 for 1998 consists entirely of alternative minimum tax. Due to operating losses and the inability to recognize an income tax benefit therefrom, there is no provision for income taxes for 1997.

     The reconciliation of income tax expense (benefit) attributable to continuing operations computed at the U.S. federal statutory rates to income tax expense (benefit) for the fiscal years ended December 31, 1999, 1998 and 1997 is as follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
Tax provision (benefit) at U.S statutory rate.........  $(2,178)   $(1,427)   $(3,679)
Alternative minimum tax...............................      258        151         --
Loss for which no tax benefit is currently
  recognizable........................................    2,178      1,427      3,679
                                                        -------    -------    -------
                                                        $   258    $   151    $    --
                                                        =======    =======    =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                                1999        1998
                                                              --------    --------
Deferred tax assets:
  Net operating loss carryforwards..........................  $  6,717    $  9,423
  Research and development tax credit carryforwards.........     1,816       1,345
  Alternative minimum tax credit carryforwards..............       290         162
  Capitalized research and development expenditures.........       859       1,319
  Deferred revenues.........................................    10,124       4,182
  Reserves and accruals.....................................       494         324
  Other, net................................................       702         599
  Valuation allowance.......................................   (21,002)    (17,354)
                                                              --------    --------
Net deferred tax assets.....................................  $     --    $     --
                                                              ========    ========

     Realization of deferred tax assets is dependent on future earnings, if any, the timing and the amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax asset as of December 31, 1999 and 1998 has been established to reflect these uncertainties. The change in the valuation allowance was a net increase of approximately $3,648,000 and $3,136,000 for the fiscal years ended December 31, 1999 and 1998, respectively.

                            LYNX THERAPEUTICS, INC.

8. INCOME TAXES (CONTINUED)
     As of December 31, 1999, the Company had a federal net operating loss carryforward of approximately $19,757,000, which will expire at various dates from 2008 through 2018, if not utilized. As of December 31, 1999, the Company also had federal and California research and development tax credit carryforwards of approximately $1,620,000 and $297,000, respectively, which will expire at various dates from 2008 through 2019, if not utilized.

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

9. OBLIGATIONS UNDER OPERATING LEASES

     In August 1993, the Company entered into a noncancelable operating lease for facilities which expires on July 31, 2003. In 1998, the Company entered into an agreement to sublease a portion of this space, and in 1999 through a subsequent agreement, subleased the remaining portion of the facility. The term of the sublease runs through July 2003. Rent from the sublease is sufficient to cover the rent and other operating expenses incurred by Lynx under the terms of the 1993 Lease.

     In February 1998, the Company entered into a noncancelable operating lease for facilities. The term of the lease commenced on December 15, 1998 and expires on December 14, 2008. Under the terms of the lease, the monthly rental payments are fixed for the first twenty-four months. Thereafter, the monthly rental payments increase and are subject to annual Consumer Price Index-based adjustments, with minimum and maximum limits. The Company is recognizing rent expense on a straight-line basis over the lease period. The Company has the option to extend the lease for an additional five year period, subject to certain conditions, with payments to be determined at the time of the exercise of the option.

     In June 1998, Lynx GmbH entered into a noncancelable operating lease for facilities space of approximately 6,300 square feet in Heidelberg, Germany, to house its operations. The space will be developed and occupied in phases, depending on the growth of the organization. The lease terminates in June 2005. A portion of such space is currently being subleased by BASF-LYNX.

     The Company also leases equipment under various operating lease agreements subject to minimum annual lease payments. Minimum annual rental commitments and sublease income under non-cancelable operating leases are as follows (in thousands):

                                                                       SUBLEASE
              YEARS ENDING DECEMBER 31:                 COMMITMENTS     INCOME
              -------------------------                 -----------    --------
     2000.............................................    $ 1,889       $1,081
     2001.............................................      2,181        1,117
     2002.............................................      2,215        1,144
     2003.............................................      2,063          682
     2004.............................................      1,789           --
     Thereafter.......................................      7,354           --
                                                          -------       ------
                                                          $17,491       $4,024
                                                          =======       ======

     Rent expense for facilities and equipment under operating leases was $1,733,000, $738,000, and $649,000 for the years ended December 31, 1999, 1998, and 1997, respectively. Rental income for the facility under

                            LYNX THERAPEUTICS, INC.

9. OBLIGATIONS UNDER OPERATING LEASES (CONTINUED) sublease was $990,000 and $186,000 for the years ended December 31, 1999 and 1998, respectively. There was no sublease rental income in the year ended December 31, 1997.

10. 401(k) PLAN

     In October 1992, Lynx adopted a 401(k) Plan covering all of its employees. The 401(k) Plan is intended to qualify under Section 401 of the Code so that contributions by employees or by Lynx to the 401(k) Plan are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by Lynx, if any, will be deductible by Lynx when made. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to 15% (subject to an annual limit prescribed by the Code as described below) and have the amount of such reduction contributed to the 401(k) Plan. Under limitations imposed by the Code, the maximum amount of compensation reduction a participant could elect to have contributed to the 401(k) Plan for the 1999 calendar year was $10,000. This amount is subject to annual adjustments for increases in the cost of living, as determined under Internal Revenue Service regulations. The 401(k) Plan permits, but does not require, additional contributions to the 401(k) Plan by Lynx on behalf of all participants in the 401(k) Plan. In the years ended 1999, 1998, and 1997, the Company contributed $52,000, $49,000, and 42,000, respectively.

11. EQUIPMENT FINANCING

     In late 1998, the Company entered into an agreement with a financial institution ("Lender") whereby the Company could borrow up to $5.0 million through September 30, 1999, for the purchase of equipment and certain other capital expenditures. The agreement was subsequently extended to March 31, 2000. The Lender has obtained a security interest in all items financed by it under this agreement. Each loan has a term of forty-eight months from the date of the draw down at interest rates ranging from 10.9% to 11.5%. As of December 31, 1999, the Company had equipment loans outstanding of approximately $4.4 million under this arrangement. The amount available at December 31, 1999, was approximately $0.2 million under the borrowing agreement. The Company financed $4.8 million of property and equipment purchases under this agreement. As of December 31, 1999, accumulated depreciation relating to these assets amounted to $0.7 million. The carrying amounts of the Company's borrowings under its equipment financing approximate their fair values. The fair values are estimated using a discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     Principal payments based on equipment loans outstanding at December 31, 1999 are (in thousands):

2000........................................................  $  944
2001........................................................   1,051
2002........................................................   1,175
2003........................................................   1,176
2004........................................................      69
                                                              ------
                                                              $4,415
                                                              ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's executive officers, directors and certain employees, and their ages as of February 15, 2000 are as follows:

                 NAME                    AGE                          POSITION
                 ----                    ---                          --------
Sam Eletr, Ph.D. ......................  60    Chairman of the Board
Norman J. W. Russell, Ph.D. ...........  47    President, Chief Executive Officer and Director
Edward C. Albini.......................  42    Chief Financial Officer and Secretary
Stephen C. Macevicz, Ph.D..............  50    Vice President, Intellectual Property
Sydney Brenner, M.B., D. Phil..........  72    Director and Principal Scientific Advisor
William K. Bowes, Jr.(1)(2)............  73    Director
James C. Kitch(1)......................  52    Director
Craig C. Taylor(2).....................  49    Director

---------------
(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

     Sam Eletr, Ph.D., has served as Chairman of the Board of Lynx since February 1992. He resumed the position of Chief Executive Officer of Lynx from November 1996 to October 1999, a position he previously held from February 1992 through January 1996. In 1981, Dr. Eletr founded Applied Biosystems, Inc., a manufacturer of instruments and consumables for life science research and related applications, now a wholly-owned subsidiary of PE Biosystems, and served as Chairman of the Board of Directors and in various executive positions at Applied Biosystems from its inception until March 1987.

     Norman J. W. Russell, Ph.D., joined Lynx in October 1999 as President and Chief Executive Officer and was elected to the Board of Directors in December 1999. Prior to joining Lynx, he was Head of Biological Science and Technology at AstraZeneca Pharmaceuticals. His previous positions in 20 years at Zeneca included Head of Target Discovery, Head of International Genomics and Head of Biotechnology. Dr. Russell earned a Ph.D. in Physiology from Glasgow University, Scotland.

     Edward C. Albini has served as Chief Financial Officer of Lynx since April 1997. He was elected Secretary in February 1998. From January 1983 to April 1997, Mr. Albini served in various financial management positions with Genentech, Inc., a biotechnology company. His most recent role at Genentech was as the Director of Financial Planning and Analysis. Mr. Albini holds a BS degree in Accounting from Santa Clara University and an MBA degree from the Walter A. Haas School of Business at the University of California, Berkeley. Mr. Albini is also a certified public accountant.

     Stephen C. Macevicz, Ph.D., joined Lynx in September 1995 as Vice President, Intellectual Property. He was Senior Patent Attorney and chief patent counsel at Applied Biosystems, Inc. from 1992 to August 1995 and, from 1986 to 1992, Patent Counsel at DNAX Research Institute of Molecular and Cellular Biology, a research subsidiary of Schering-Plough Corporation. He received his law degree from the University of California, Berkeley, Boalt Hall, and his Ph.D. in Biophysics from the University of California, Berkeley.

     Sydney Brenner, M.B., D.Phil., has served as a director of Lynx since October 1993. In July 1996, he was appointed the Director and President of The Molecular Sciences Institute, a non-profit research institute in Berkeley, California. In September 1996, he retired from his position of Honorary Professor of Genetic Medicine, University of Cambridge Clinical School. From 1986 to his retirement in 1991, Dr. Brenner directed the Medical Research Council Unit of Molecular Genetics. He was a member of the Scripps

Research Institute in La Jolla, California, until December 1994. Dr. Brenner is the principal inventor of Lynx's bead-based technologies.

     William K. Bowes, Jr., has served as a director of Lynx since March 1994. He has been a general partner of U.S. Venture Partners, a venture capital partnership, since 1981. He currently serves as a director of Amgen, Inc., a biotechnology company, AMCC, an integrated circuit company, XOMA Corporation, a biotechnology company, and one U.S. Venture Partners privately owned portfolio company.

     James C. Kitch has served as a director of Lynx since February 1993 and Secretary of Lynx from February 1992 to December 1997. Since 1979, he has been a partner at Cooley Godward LLP, a law firm, which has provided legal services to Lynx.

     Craig C. Taylor has served as a director of Lynx since March 1994 and served as Acting Chief Financial Officer from July 1994 to April 1997. He has been active in venture capital since 1977, when he joined Asset Management Company. He is a general partner of AMC Partners 89 L.P., which serves as the general partner of Asset Management Associates 1989 L.P., a private venture capital partnership. He currently serves as a director of Pharmacyclics, Inc., a biotechnology company, and several private companies.

COMPLIANCE WITH THE REPORTING REQUIREMENTS OF SECTION 16(a)

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, during the calendar year ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were complied with, except that (i) one report, covering the disposition of 4,000 shares, was filed late by Dr. Macevicz, and (ii) three reports, covering an aggregate of three transactions, were filed late by Ms. Kathleen D. La Porte, a former director of the Company.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain compensation paid by the Company during the calendar years ended December 31, 1999, 1998 and 1997, to its Chief Executive Officer and the two other most highly compensated executive officers whose compensation exceeded $100,000 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                       LONG TERM
                                                        ANNUAL        COMPENSATION    OTHER ANNUAL
         NAME AND PRINCIPAL POSITION           YEAR    SALARY(1)       OPTIONS(#)     COMPENSATION
         ---------------------------           ----    ---------      ------------    ------------
Sam Eletr, Ph.D.(2)..........................  1999    $236,716              --         $    --
  Chairman of the Board                        1998    $230,460              --              --
                                               1997    $196,131              --              --
Norman J. W. Russell, Ph.D.(3)...............  1999    $109,527         200,000         $33,212(3)
  President & Chief Executive Officer
Edward C. Albini.............................  1999    $163,730              --         $   750(4)
  Chief Financial Officer                      1998    $147,336          50,000         $   750(4)
                                               1997    $100,244(5)       50,000              --
Stephen C. Macevicz, Ph.D. ..................  1999    $176,549          20,000         $   750(4)
  Vice President, Intellectual Property        1998    $167,611              --         $   750(4)
                                               1997    $155,886              --         $   750(4)

---------------
(1) Includes amounts earned but deferred at the election of the Named Executive Officer pursuant to the Company's 401(k) Plan.

(2) Dr. Eletr served as Chief Executive Officer of the Company until October
    1999.

(3) Dr. Russell joined the Company as President and Chief Executive Officer on October 18, 1999. Prior to this time, Dr. Russell was employed at Lynx Therapeutics GmbH, a wholly owned subsidiary of the Company, from July 1, 1999. Dr. Russell's compensation received while employed at Lynx GmbH is reflected under Other Annual Compensation.

(4) Contributions made by the Company to the Company's 401(k) Plan on behalf of such employee.

(5) Mr. Albini joined the Company on April 17, 1997.

     Except as disclosed above, no compensation characterized as long-term compensation, including restricted stock awards issued at a price below fair market value or long-term incentive plan payouts, was paid by the Company during the year ended December 31, 1999, to any of the Named Executive Officers.

STOCK OPTION GRANTS AND EXERCISES

     The following table sets forth, for each of the Named Executive Officers in the Summary Compensation Table, certain information regarding options granted during the year ended December 31, 1999.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                   POTENTIAL REALIZABLE
                                                                                                     VALUE AT ASSUMED
                                                       INDIVIDUAL GRANTS                               ANNUAL RATES
                               -----------------------------------------------------------------      OF STOCK PRICE
                                   NUMBER OF           % OF TOTAL                                      APPRECIATION
                                   SECURITIES        OPTIONS GRANTED    EXERCISE OR                 FOR OPTION TERM(2)
                               UNDERLYING OPTIONS     TO EMPLOYEES      BASE PRICE    EXPIRATION   ---------------------
            NAME                    GRANTED         IN FISCAL YEAR(1)     ($/SH)         DATE        5%($)      10%($)
            ----               ------------------   -----------------   -----------   ----------   ---------   ---------
Stephen C. Macevicz..........        20,000               3.13%            11.50       12/08/09      144,646     366,561
Norman J. W. Russell.........       200,000               31.3%            11.31       07/01/09    1,422,560   3,605,045

---------------
(1) Based on an aggregate of 639,000 options granted to employees of, and consultants to, the Company during the year ended December 31, 1999, including the Named Executive Officer.

(2) The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option, and that option is exercised and sold on the last day of the term for the appreciated stock price.

     The following table sets forth certain information concerning the number of options exercised by the Named Executive Officers during the year ended December 31, 1999, and the number of shares covered by both exercisable and unexercisable stock options held by the Named Executive Officers. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding options and the fair market value of the Company's common stock as of December 31, 1999 ($32.38 per share).

   AGGREGATED OPTION EXERCISES IN THE YEAR ENDED DECEMBER 31, 1999 AND OPTION
                                     VALUES

                                                                                          VALUE OF UNEXERCISED
                                                            NUMBER OF UNEXERCISED        IN-THE-MONEY OPTIONS AT
                               SHARES                        OPTIONS AT YEAR-END               YEAR-END(1)
                             ACQUIRED ON      VALUE      ---------------------------   ---------------------------
           NAME               EXERCISE     REALIZED(1)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
           ----              -----------   -----------   -----------   -------------   -----------   -------------
Sam Eletr..................      --            $--         190,583         26,917      $5,784,645     $  822,954
Norman J. W. Russell.......      --            --                0        200,000               0      4,214,000
Edward C. Albini...........      --            --           18,333         31,667         318,627        550,372
Stephen C. Macevicz........      --            --           42,000         32,000       1,342,822        802,447

---------------
(1) Based on the fair market value of the Company's common stock at December 31, 1999 ($32.38), minus the exercise price of the options, multiplied by the number of shares underlying the options.

COMPENSATION OF DIRECTORS

     Directors are not compensated by the Company for service as directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee was established in March 1994. There were no officers or employees of the Company who participated in deliberations of the Company's Compensation Committee concerning executive officer compensation during the year ended December 31, 1999.

EMPLOYMENT AGREEMENTS

     In October 1999, the Company entered into an employment agreement with Dr. Norman Russell, President and Chief Executive Officer, providing for an annual compensation of $255,000 per year and an option to purchase 200,000 shares of common stock at an exercise price of $11.31 per share subject to a five-year vesting schedule. If Dr. Russell is terminated due to a change in control of the Company, Dr. Russell's shares covered by the option shall accelerate so that fifty percent of the then unvested shares covered by the option shall immediately vest and become exercisable upon the effective date of the change in control. The Company also provided Dr. Russell with a loan in the amount of $250,000 for the sole purpose of the purchase of a house, which loan shall be secured by the property, and is forgivable over a four-year period.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the common stock as of February 15, 2000, by (i) each stockholder who is known by the Company to own beneficially more than 5% of the common stock; (ii) each Named Executive Officer of the Company listed on the Summary Compensation Table; (iii) each director of the Company; and (iv) all directors and executive officers of the Company as a group.

                                                                COMMON STOCK(1)
                                                              --------------------
                                                               NUMBER
                  NAME OF BENEFICIAL OWNER                    OF SHARES    PERCENT
                  ------------------------                    ---------    -------
Cannon Street Fund Ltd......................................    565,000      5.0%
  c/o Meridian Venture Group
  R.R. Box 272
  Charlottesville, VA 22314
Sam Eletr, Ph.D.(2).........................................    441,259      3.9%
Edward C. Albini(3).........................................     71,553       **
William K. Bowes, Jr.(4)....................................    175,163      1.6%
Sydney Brenner, M.B., D. Phil.(5)...........................    336,000      3.0%
James C. Kitch(6)...........................................     12,120       **
Stephen C. Macevicz, Ph.D.(7)...............................     84,887       **
Norman J. W. Russell, Ph.D..................................         --       **
Craig C. Taylor(8)..........................................    379,601      3.4%
All directors and officers as a group (8 persons)(9)........  1,500,583     13.0%

---------------
** Less than one percent.

(1) Except as otherwise noted, and subject to community property laws where applicable, each person or entity named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by him, her or it. Percentage of beneficial ownership is based on 11,264,850 shares of common stock outstanding as of February 15, 2000, except as otherwise noted in the footnotes. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options currently exercisable or exercisable within 60 days of February 15, 2000, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person.

(2) Includes 198,000 shares of common stock issuable upon exercise of stock options held by Dr. Eletr that are exercisable within 60 days of February 15, 2000.

(3) Includes 20,833 shares of common stock issuable upon exercise of stock options held by Mr. Albini that are exercisable within 60 days of February 15, 2000.

(4) Includes 35,401 shares of common stock held by Mr. Bowes and 17,606 shares of common stock held by the William K. Bowes Charitable Remainder Trust. Also includes 122,156 shares of common stock held by entities affiliated with U.S. Venture Partners IV, L.P. or U.S.V.P. IV. Mr. Bowes, a director of Lynx, is a general partner of Presidio Management Group IV, the general partner of U.S.V.P. IV. Mr. Bowes shares the power to vote and control the disposition of shares held by U.S.V.P. IV and, therefore, may be deemed to be the beneficial owner of such shares. Mr. Bowes disclaims beneficial ownership of such shares, except to the extent of his pro-rata interest therein.

(5) Includes 76,000 shares of common stock issuable upon exercise of stock options held by Dr. Brenner that are exercisable within 60 days of February 15, 2000.

(6) Includes 2,287 shares of common stock and 9,833 shares of common stock issuable upon the exercise of stock options held by Mr. Kitch that are exercisable within 60 days of February 15, 2000. Mr. Kitch holds this option on behalf of Cooley Godward LLP. He shares the power to vote and control the disposition of such shares and, therefore, may be deemed to be the beneficial owner of such shares. Mr. Kitch disclaims beneficial ownership of such shares, except to the extent of his pro-rata interest therein.

(7) Includes 48,666 shares of common stock issuable upon exercise of stock options held by Dr. Macevicz that are exercisable within 60 days of February 15, 2000.

(8) Includes 15,497 shares of common stock held by Mr. Taylor. Also includes 364,104 shares of common stock held by Asset Management Associates 1989 L.P. Mr. Taylor, a director of Lynx, is a general partner of AMC Partners 89, which is the general partner of Asset 1989 L.P. Mr. Taylor shares the power to vote and control the disposition of shares held by Asset 1989 L.P. and, therefore, may be deemed to be the beneficial owner of such shares. Mr. Taylor disclaims beneficial ownership of such shares, except to the extent of his pro-rata interest therein.

(9) Includes 503,866 shares of common stock held by entities affiliated with certain directors and 353,332 shares of common stock issuable upon exercise of stock options held by directors and officers that are exercisable within 60 days of February 15, 2000. See Notes 2 through 8 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CORPORATE COLLABORATIONS

     See "Item 1. Business" and "Note 3 of the Notes to Consolidated Financial Statements"

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

TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICER

     In November 1999, the Company entered into a loan agreement with Norman J.
W. Russell, President and Chief Executive Officer of the Company. The loan is in the amount of $250,000, secured by a second mortgage on real property, with interest accruable at the rate of 6.02% per annum, and subject to early repayment under specified circumstances. The principal and interest on the loan will be forgiven, based on the officer's continuous employment over a four-year period, in the following amounts: 50% on the second anniversary date of employment; and 25% on each of the third and fourth anniversary dates of employment.

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

     For legal services rendered during the calendar year ended December 31, 1999, the Company paid approximately $225,610 to Cooley Godward LLP, the Company's counsel, of which Mr. Kitch, a director of the Company, is a partner.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

          (1) The following index, Report of Ernst & Young LLP, Independent Auditors, and financial statements are set forth on pages 25 through 43 of this report:

             (i) Report of Ernst & Young LLP, Independent Auditors.

             (ii) Consolidated Balance Sheets as of December 31, 1999 and 1998.

             (iii) Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

             (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.

             (v) Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

             (vi) Notes to Consolidated Financial Statements.

          (2) All schedules are omitted because they are not required, are not applicable, or the information is included in the consolidated financial statement or notes thereto.

          (3) The following documents are filed as Exhibits to this report:

 EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT
 -------                     -----------------------
 2.1**     Acquisition Agreement, dated as of February 4, 1998, by and between the Company and Inex Pharmaceuticals Corporation,
           incorporated by reference to the indicated exhibit of the
           Registrant's current report on Form 8-K filed on March 24,
           1998.
 3.1.1     Certificate of Amendment of Certificate of the Amended and
           Restated Certificate of Incorporation of the Company,
           incorporated by reference to the indicated exhibit of the
           Registrant's Form 10-K for the period ended December 31,
           1997.
 3.2       Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Registrant's Statement Form
           10 (File No. 0-22570), as amended.
 3.3       Certificate of Amendment of Certificate of Designation of
           Preferences of Series B Convertible Preferred Stock of the
           Company, incorporated by reference to Exhibit 3.4 of the
           Registrant's Form 10-Q for the period ended March 31, 1995.
 3.3.1     Certificate of Amendment to Certificate of Designation of
           Preferences of Series B Convertible Preferred Stock of the
           Company, incorporated by reference to Exhibit 3.4.1 of the
           Registrant's Form 10-K for the period ended December 31,
           1997.

 EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT
 -------                     -----------------------
 3.3.2     Certificate of Amendment to Certificate of Designation of
           Preferences of Series B Convertible Preferred Stock of the
           Company dated September 30, 1997, incorporated by reference to Exhibit 3.4.2 of the Registrant's Form 10-K for the
           period ended December 31, 1997.
 3.4       Certificate of Designation of Preferences of Series C
           Convertible Preferred Stock, incorporated by reference to
           the indicated exhibit of the Registrant's Form 10-Q for the period ended March 31, 1995.
 3.4.1     Certificate of Amendment to Certificate of Designation of
           Preferences of Series C Convertible Preferred Stock of the
           Company dated September 30, 1997, incorporated by reference to Exhibit 3.5.1 of the Registrant's Form 10-K for the
           period ended December 31, 1997.
 3.4.2     Certificate of Amendment to Certificate of Designation of
           Preferences of Series C Convertible Preferred Stock of the
           Company, incorporated by reference to Exhibit 3.5.2 of the
           Registrant's Form 10-K for the period ended December 31,
           1997.
 3.5       Certificate of Amendment to Certificate of Designation of
           Preferences of Series D Convertible Preferred Stock of the
           Company, incorporated by reference to Exhibit 3.6 of the
           Registrant's Form 10-K for the period ended December 31,
           1997.
 4.1       Form of Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Registrant's Statement Form 10 (File
           No. 0-22570), as amended.
10.1       Form of Indemnity Agreement entered into between the Company and its directors and officers, incorporated by reference to
           Exhibit 10.7 of the Registrant's Statement Form 10 (File No.
           0-22570), as amended.
10.2+      The Company's 1992 Stock Option Plan (the "Stock Option
           Plan"), incorporated by reference to Exhibit 10.8 of the
           Registrant's Statement Form 10 (File No. 0-22570), as
           amended.
10.3+      Form of Incentive Stock Option Grant under the Stock Option
           Plan, incorporated by reference to Exhibit 10.9 of the
           Registrant's Statement Form 10 (File No. 0-22570), as
           amended.
10.4+      Form of Nonstatutory Stock Option Grant under the Stock
           Option Plan, incorporated by reference to Exhibit 10.10 of the Registrant's Statement Form 10 (File No. 0-22570), as
           amended.
10.5       Agreement of Assignment and License of Intellectual Property
           Rights, dated June 30, 1992, between the Company and ABI,
           incorporated by reference to Exhibit 10.11 of the
           Registrant's Statement Form 10 (File No. 0-22570), as
           amended.
10.6       Amended and Restated Investor Rights Agreement, dated as of
           November 1, 1995, incorporated by reference to Exhibit 10.30 of the Registrant's Form 10-K for the period ended December
           31, 1995.
10.7+      Stock Purchase Agreement, dated as of June 13, 1996, between
           Spectragen, Inc. and Sam Eletr. (The Stock Purchase
           Agreement was assumed by the Company pursuant to the
           Agreement of Merger between the Company and Spectragen,
           Inc.), incorporated by reference to Exhibit 10.25 of the
           Registrant's Form 10-K for the period ended December 31,
           1996.
10.8**     Joint Venture Agreement, dated as of October 23, 1996,
           between the Company and BASF Aktiengesellschaft,
           incorporated by reference to Exhibit 10.29 of the
           Registrant's Form 10-K for the period ended December 31,
           1997.
10.8.1**   First Amendment to Joint Venture Agreement dated as of
           October 23, 1998, between the Company and BASF
           Aktiengesellschaft.
10.9+      Stock Purchase Agreement dated as of April 14, 1997, between the Company and Edward C. Albini, incorporated by reference to Exhibit 10.32 of the Registrant's Form 10-K for the
           period ended December 31, 1997.

 EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT
 -------                     -----------------------
10.10      Form of Common Stock Purchase Agreement, dated as of
           September 28, 1997, by and between the Company and the
           investors listed therein, incorporated by reference to
           Exhibit 4.1 of the Registrant's Registration Statement on
           Form S-3, filed on October 31, 1997 (File No. 333-39171).
10.11      Lease dated as of February 27, 1998, between the Company and
           SimFirst, L.P., Limited Partnership, incorporated by
           reference to Exhibit 10.35 of the Registrant's Form 10-Q for the period ended March 31, 1998.
10.12**    Technology License and Development Agreement dated as of
           January 1, 1997, between the Company and BASF-LYNX
           Bioscience AG.
10.12.1**  First Amendment to Technology License and Development
           Agreement dated as of January 1, 1997, between the Company and BASF-LYNX Bioscience AG.
10.13      The Company's 1998 Employee Stock Purchase Plan (the
           "Purchase Plan"), incorporated by reference to Exhibit 99.1 of the Registrant's Form S-8 (File No. 333-59163).
10.14+     Employment Agreement dated as of October 18, 1999, between the Company and Norman John Wilkie Russell, Ph.D.,
           incorporated by reference to Exhibit 10.13 of the
           Registrant's Form 10-Q for the period ended September 30,
           1999.
21.1       Subsidiary of the Company.
23.1       Consent of Ernst & Young LLP, Independent Auditors.
24.1       Power of Attorney. Reference is made to the signature page.
27.0       Financial Data Table for the period ended December 31, 1999.

---------------
(+) Management contract or compensatory plan or arrangement.

** Portions of this agreement have been deleted pursuant to our request for confidential treatment

     (b) REPORTS ON FORM 8-K

          Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14 day of March 2000.

                                          LYNX THERAPEUTICS, INC.

                                          By:/s/ NORMAN J.W. RUSSELL, PH.D.
                                            ------------------------------------
                                                 Norman J.W. Russell, Ph.D.
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

     Each person whose signature appears below constitutes and appoints James C. Kitch his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments (including post-effective amendments) to the Registration Statement on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and of the capacities and on the dates indicated.

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----
       /s/ NORMAN J.W. RUSSELL          President, Chief Executive Officer    March 14, 2000
-------------------------------------              and Director
         Norman J.W. Russell               (Principal Executive Officer)

            /s/ SAM ELETR                      Chairman of the Board          March 14, 2000
-------------------------------------
              Sam Eletr

        /s/ EDWARD C. ALBINI           Chief Financial Officer and Secretary  March 14, 2000
-------------------------------------   (Principal Financial and Accounting
          Edward C. Albini                           Officer)

      /s/ WILLIAM K. BOWES, JR.                      Director                 March 14, 2000
-------------------------------------
        William K. Bowes, Jr.

         /s/ SYDNEY BRENNER                          Director                 March 14, 2000
-------------------------------------
           Sydney Brenner

         /s/ JAMES C. KITCH                          Director                 March 14, 2000
-------------------------------------
           James C. Kitch

         /s/ CRAIG C. TAYLOR                         Director                 March 14, 2000
-------------------------------------
           Craig C. Taylor

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                       DESCRIPTION OF DOCUMENT
 -------                      -----------------------
 2.1**      Acquisition Agreement, dated as of February 4, 1998, by and between the Company and Inex Pharmaceuticals Corporation,
            incorporated by reference to the indicated exhibit of the
            Registrant's current report on Form 8-K filed on March 24,
            1998.
 3.1.1      Certificate of Amendment of Certificate of the Amended and
            Restated Certificate of Incorporation of the Company,
            incorporated by reference to the indicated exhibit of the
            Registrant's Form 10-K for the period ended December 31,
            1997.
 3.2        Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Registrant's Statement Form
            10 (File No. 0-22570), as amended.
 3.3        Certificate of Amendment of Certificate of Designation of
            Preferences of Series B Convertible Preferred Stock of the
            Company, incorporated by reference to Exhibit 3.4 of the
            Registrant's Form 10-Q for the period ended March 31, 1995.
 3.3.1      Certificate of Amendment to Certificate of Designation of
            Preferences of Series B Convertible Preferred Stock of the
            Company, incorporated by reference to Exhibit 3.4.1 of the
            Registrant's Form 10-K for the period ended December 31,
            1997.
 3.3.2      Certificate of Amendment to Certificate of Designation of
            Preferences of Series B Convertible Preferred Stock of the
            Company dated September 30, 1997, incorporated by reference to Exhibit 3.4.2 of the Registrant's Form 10-K for the
            period ended December 31, 1997.
 3.4        Certificate of Designation of Preferences of Series C
            Convertible Preferred Stock, incorporated by reference to
            the indicated exhibit of the Registrant's Form 10-Q for the period ended March 31, 1995.
 3.4.1      Certificate of Amendment to Certificate of Designation of
            Preferences of Series C Convertible Preferred Stock of the
            Company dated September 30, 1997, incorporated by reference to Exhibit 3.5.1 of the Registrant's Form 10-K for the
            period ended December 31, 1997.
 3.4.2      Certificate of Amendment to Certificate of Designation of
            Preferences of Series C Convertible Preferred Stock of the
            Company, incorporated by reference to Exhibit 3.5.2 of the
            Registrant's Form 10-K for the period ended December 31,
            1997.
 3.5        Certificate of Amendment to Certificate of Designation of
            Preferences of Series D Convertible Preferred Stock of the
            Company, incorporated by reference to Exhibit 3.6 of the
            Registrant's Form 10-K for the period ended December 31,
            1997.
 4.1        Form of Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Registrant's Statement Form 10 (File
            No. 0-22570), as amended.
10.1        Form of Indemnity Agreement entered into between the Company and its directors and officers, incorporated by reference to
            Exhibit 10.7 of the Registrant's Statement Form 10 (File No.
            0-22570), as amended.
10.2+       The Company's 1992 Stock Option Plan (the "Stock Option
            Plan"), incorporated by reference to Exhibit 10.8 of the
            Registrant's Statement Form 10 (File No. 0-22570), as
            amended.
10.3+       Form of Incentive Stock Option Grant under the Stock Option
            Plan, incorporated by reference to Exhibit 10.9 of the
            Registrant's Statement Form 10 (File No. 0-22570), as
            amended.
10.4+       Form of Nonstatutory Stock Option Grant under the Stock
            Option Plan, incorporated by reference to Exhibit 10.10 of the Registrant's Statement Form 10 (File No. 0-22570), as
            amended.
10.5        Agreement of Assignment and License of Intellectual Property
            Rights, dated June 30, 1992, between the Company and ABI,
            incorporated by reference to Exhibit 10.11 of the
            Registrant's Statement Form 10 (File No. 0-22570), as
            amended.

 EXHIBIT
 NUMBER                       DESCRIPTION OF DOCUMENT
 -------                      -----------------------
10.6        Amended and Restated Investor Rights Agreement, dated as of
            November 1, 1995, incorporated by reference to Exhibit 10.30 of the Registrant's Form 10-K for the period ended December
            31, 1995.
10.7+       Stock Purchase Agreement, dated as of June 13, 1996, between
            Spectragen, Inc. and Sam Eletr. (The Stock Purchase
            Agreement was assumed by the Company pursuant to the
            Agreement of Merger between the Company and Spectragen,
            Inc.), incorporated by reference to Exhibit 10.25 of the
            Registrant's Form 10-K for the period ended December 31,
            1996.
10.8**      Joint Venture Agreement, dated as of October 23, 1996,
            between the Company and BASF Aktiengesellschaft,
            incorporated by reference to Exhibit 10.29 of the
            Registrant's Form 10-K for the period ended December 31,
            1997.
10.8.1**    First Amendment to Joint Venture Agreement dated as of
            October 23, 1998, between the Company and BASF
            Aktiengesellschaft.
10.9+       Stock Purchase Agreement dated as of April 14, 1997, between the Company and Edward C. Albini, incorporated by reference to Exhibit 10.32 of the Registrant's Form 10-K for the
            period ended December 31, 1997.
10.10       Form of Common Stock Purchase Agreement, dated as of
            September 28, 1997, by and between the Company and the
            investors listed therein, incorporated by reference to
            Exhibit 4.1 of the Registrant's Registration Statement on
            Form S-3, filed on October 31, 1997 (File No. 333-39171).
10.11       Lease dated as of February 27, 1998, between the Company and
            SimFirst, L.P., Limited Partnership, incorporated by
            reference to Exhibit 10.35 of the Registrant's Form 10-Q for the period ended March 31, 1998.
10.12**     Technology License and Development Agreement dated as of
            January 1, 1997, between the Company and BASF-LYNX
            Bioscience AG.
10.12.1**   First Amendment to Technology License and Development
            Agreement dated as of January 1, 1997, between the Company and BASF-LYNX Bioscience AG.
10.13       The Company's 1998 Employee Stock Purchase Plan (the
            "Purchase Plan"), incorporated by reference to Exhibit 99.1 of the Registrant's Form S-8 (File No. 333-59163).
10.14+      Employment Agreement dated as of October 18, 1999, between the Company and Norman John Wilkie Russell, Ph.D.,
            incorporated by reference to Exhibit 10.13 of the
            Registrant's Form 10-Q for the period ended September 30,
            1999.
21.1        Subsidiary of the Company.
23.1        Consent of Ernst & Young LLP, Independent Auditors.
24.1        Power of Attorney. Reference is made to the signature page.
27.0        Financial Data Table for the period ended December 31, 1999.

---------------
(+) Management contract or compensatory plan or arrangement.

 ** Portions of this agreement have been deleted pursuant to our request for confidential treatment