Form 10-Q
period 2000-03-31
LYNX THERAPEUTICS INC
filed 2000-05-15
CIK 913275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.


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


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X] No [ ]

The number of shares of common stock outstanding as of May 3, 2000 was 11,361,359. The aggregate market value of the common stock of the registrant held by non-affiliates as of May 3, 2000 was $263,013,281.

                             LYNX THERAPEUTICS, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                              PAGE
                                                                              ----
PART I    FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets - March 31, 2000
          and December 31, 1999..............................................   3

          Condensed Consolidated Statements of Operations - three months
          ended March 31, 2000 and 1999......................................   4

          Condensed Consolidated Statements of Cash Flows - three months
          ended March 31, 2000 and 1999......................................   5

          Notes to Condensed Consolidated Financial Statements...............   6

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations .....................   8

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk ........  10


PART II   OTHER INFORMATION

ITEM 1.   Legal Proceedings..................................................  11

ITEM 2.   Changes in Securities and Use of Proceeds..........................  11

ITEM 3.   Defaults Upon Senior Securities....................................  11

ITEM 4.   Submission of Matters to a Vote of Security Holders................  11

ITEM 5.   Other Information..................................................  11

ITEM 6.   Exhibits and Reports on Form 8-K...................................  11

SIGNATURES...................................................................  12

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             LYNX THERAPEUTICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2000           1999*
                                                              ---------------------------
                                                              (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                   $ 18,896       $ 18,050
   Short-term investments                                        11,687         12,736
   Accounts receivable                                            4,097          4,045
   Other current assets                                           1,287          1,379
                                                               --------       --------
Total current assets                                             35,967         36,210

Property and equipment:
   Leasehold improvements                                        10,361         10,347
   Laboratory and other equipment                                 9,283          8,025
                                                               --------       --------
                                                                 19,644         18,372
   Less accumulated depreciation and amortization                (6,155)        (5,494)
                                                               --------       --------
Net property and equipment                                       13,489         12,878

Other non-current assets                                            762          2,550
                                                               --------       --------
                                                               $ 50,218       $ 51,638
                                                               ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                            $    758       $    640
   Accrued compensation                                             312            356
   Deferred revenue - current portion                             5,417          8,438
   Notes payable - current portion                                  977            944
   Other accrued liabilities                                        797            790
                                                               --------       --------
Total current liabilities                                         8,261         11,168

Deferred revenue                                                 19,902         16,896
Notes payable                                                     3,216          3,471
Other non-current liabilities                                       461            457

Stockholders' equity:
   Common stock                                                  75,289         74,606
   Notes receivable from stockholders                              (293)          (293)
   Deferred compensation                                         (2,201)        (2,444)
   Accumulated other comprehensive income (loss)                   (585)         1,128
   Accumulated deficit                                          (53,832)       (53,351)
                                                               --------       --------
Total stockholders' equity                                       18,378         19,646
                                                               --------       --------
                                                               $ 50,218       $ 51,638
                                                               ========       ========

*The Balance Sheet amounts at December 31, 1999 have been derived from audited financial statements at that date but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                             LYNX THERAPEUTICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                         MARCH 31,
                                                 -----------------------
                                                   2000           1999
                                                 --------       --------
Revenues:
   Technology access and services fees           $  3,016       $    654
                                                 --------       --------
Total revenues                                      3,016            654


Operating costs and expenses:
   Cost of services fee revenue                       445             --
   Research and development                         5,004          3,551
   General and administrative                       1,485            773
                                                 --------       --------
Total operating costs and expenses                  6,934          4,324
                                                 --------       --------

Loss from operations                               (3,918)        (3,670)

Interest income, net                                  314            334
Other income, net                                   3,183            178
                                                 --------       --------
Loss before provision for income taxes               (421)        (3,158)

Provision for income taxes                             60             42
                                                 --------       --------
Net loss                                         $   (481)      $ (3,200)
                                                 ========       ========

Basic and diluted net loss per share             $  (0.04)      $  (0.29)
                                                 ========       ========

Shares used in per share computation               11,209         11,039
                                                 ========       ========

                             See accompanying notes.

                             LYNX THERAPEUTICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                          -----------------------
                                                            2000           1999
                                                          --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                  $   (481)      $ (3,200)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Depreciation and amortization                             661            481
     Amortization of deferred compensation                     243            305
     Gain on sale of antisense program                      (3,119)            --
     Changes in operating assets and liabilities:
         Accounts receivable                                   (52)         1,265
         Other current assets                                   92             45
         Accounts payable                                      118         (4,852)
         Accrued liabilities                                   (37)          (160)
         Deferred revenue                                      (15)         7,346
         Non-current liabilities                                 4             84
                                                          --------       --------
Net cash used in operating activities                       (2,586)         1,314

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments                         (1,002)        (5,437)
Maturities of short-term investments                         5,256          1,589
Leasehold improvements and equipment purchases              (1,272)        (2,124)
Notes receivable from officers and employees                   (11)          (119)
                                                          --------       --------
Net cash provided by (used in) investing activities          2,971         (6,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equipment loan                                    --            660
Repayments of equipment loan                                  (221)            --
Issuance of common stock                                       683             98
                                                          --------       --------
Net cash provided by financing activities                      461            758
                                                          --------       --------

Net increase (decrease) in cash and cash equivalents           846         (4,019)
Cash and cash equivalents at beginning of period            18,050         16,170
                                                          --------       --------
Cash and cash equivalents at end of period                $ 18,896       $ 12,151
                                                          ========       ========


Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes           $     27       $    151
                                                          ========       ========
   Cash paid during the period for interest               $    123       $      1
                                                          ========       ========

                             See accompanying notes.

                             LYNX THERAPEUTICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (UNAUDITED)


1.   NATURE OF BUSINESS

     Lynx Therapeutics, Inc. ("Lynx" or the "Company") is a leader in the development and application of novel technologies for the discovery of gene expression patterns and genomic variations important to the pharmaceutical, biotechnology and agricultural industries. These technologies are based on Megaclone(TM), Lynx's unique and proprietary cloning procedure, which transforms a sample containing millions of DNA molecules into one made up of millions of micro-beads, each of which carries approximately 100,000 copies of one of the DNA molecules in the sample. Based on Megaclone(TM), Lynx has developed a suite of applications that have the potential to enhance the pace, scale and quality of genomics and genetics research programs. Currently, Lynx's principal collaborators and customers are BASF AG, E.I. DuPont de Nemours and Company, Aventis CropScience GmbH and Oxagen Limited.

2.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC"). Certain prior year amounts have been reclassified to conform to current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results for the full year.

     The unaudited condensed consolidated financial statements include all accounts of the Company and its wholly owned subsidiary, Lynx Therapeutics GmbH, formed under the laws of the Federal Republic of Germany. All significant intercompany balances and transactions have been eliminated.

     These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company's year ended December 31, 1999, included in its annual report on Form 10-K filed with the SEC.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

     Revenues from technology access fees have generally resulted from upfront payments from collaborators and customers who are provided access to Lynx's technologies for specified periods. The Company receives service fees from collaborators and customers for genomics discovery services performed by Lynx on the biological samples they send to Lynx. Technology access fees are deferred and recognized as revenue on a straight-line basis over the noncancelable term of the agreement to which they relate. Payments for services and/or materials provided by Lynx are recognized as revenues when earned over the period in which the services are performed and/or materials are delivered, provided no other obligations, refunds or credits exist to be applied to future work.

NET LOSS PER SHARE

     The Company complies with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" ("EPS"). SFAS 128 requires that companies present two measures of earnings per share, basic and diluted. Basic EPS is computed by dividing income or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period, net of certain common shares outstanding which are subject to continued vesting and the Company's right of repurchase. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company, to the extent such securities are dilutive. Basic and diluted net loss per share is equivalent for all periods presented herein due to the Company's net loss in all periods. Options to purchase approximately 1,932,000 shares of common stock at a weighted-average price of $10.32 per share have been excluded from the calculation of diluted loss per share for 2000 because the effect of inclusion would be antidilutive. The options will be included in the calculation at such time as the effect is no longer antidilutive, as calculated using the treasury stock method. Approximately 40,000 common shares which are outstanding but are subject to the Company's right of repurchase which expires ratably over 5 years, have been excluded from the calculation of basic loss per share. The repurchasable shares will be included in the calculation of diluted EPS at such time as the effect is no longer antidilutive.

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

     Total comprehensive loss during the three-month periods ended March 31, 2000 and 1999 was $2.2 million and $3.2 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires Lynx to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in the other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for Lynx's year ending December 31, 2001. Lynx does not currently hold any derivatives and does not expect this pronouncement to materially impact results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which must be adopted in the quarter ended June 30, 2000. SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue in financial statements and specifically addresses revenue recognition for non-refundable technology access fees. Lynx believes that its current revenue recognition principles comply with SAB 101 and thus the adoption had no effect on results of operations.

4.   CORPORATE COLLABORATIONS

     In March 2000, Aventis CropScience renewed its nonexclusive access to Lynx's genomics discovery services, limited to the agricultural field, for an additional year. The renewal by Aventis CropScience includes their payment of a fee for genomics discovery services to be performed by Lynx.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with the Company's financial statements and accompanying notes included in this report and the Company's 1999 audited financial statements and notes thereto included in its 1999 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2000 are not necessarily indicative of results that may occur in future periods.

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. When used herein, the words "believe," "anticipate," "expect," "estimate" and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the Company's 1999 Annual Report on Form 10-K as filed with the SEC. Lynx undertakes no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

RESULTS OF OPERATIONS

REVENUE

     Revenues for the three-month period ended March 31, 2000 and 1999 were $3.0 million and $0.7 million, respectively, earned primarily from technology access and service fees paid to Lynx under certain of its agreements. Revenues for 2000 included technology access and service fees from DuPont, Aventis CropScience and BASF AG. The 1999 revenues included technology access fees of $0.7 million from DuPont and Aventis CropScience.

OPERATING EXPENSES

     Total operating costs and expenses were $6.9 million for the three-month period ended March 31, 2000, and $4.3 million for the three-month period ended March 31, 1999. For the three-month period ended March 31, 2000, cost of services fees were $0.4 million, and reflect the costs of providing our genomic discovery services. Research and development expenses were $5.0 million for the three-month period ended March 31, 2000, compared to $3.6 million in the corresponding period in 1999. The increase between years was primarily due to increased expenditures for scientific materials and supplies and increased compensation expense resulting from higher headcount. Lynx expects research and development expenses to increase substantially due to planned spending for ongoing technology development and implementation, as well as new applications.

     General and administrative expenses increased to $1.5 million for the three-month period ended March 31, 2000, compared to $0.8 million in the corresponding period in 1999. Contributing factors to the increase in expenses between years include increased personnel-related expenses and the costs for outside services and fees incurred in relation to Lynx's proposed follow-on offering of common stock. The company withdrew the proposed offering in March 2000 due to unfavorable market conditions. Lynx expects general and administrative expenses to increase in support of its research and development, business development and commercialization efforts.

INTEREST INCOME, NET

     Net interest income was $0.3 million in the three-month period ended March 31, 2000 and 1999. The 2000 period reflected an increase in interest income due to a higher average investment balance, and higher interest expense, as compared to the 1999 period.

OTHER INCOME, NET

     Other income was $3.2 million in the three-month period ended March 31,2000, compared to other income of $0.2 million in the 1999 period. The 2000 income was primarily related to a $3.1 million gain recognized from the receipt of 400,000 shares of common stock of Inex Pharmaceuticals Corporation pursuant to the terms of a 1998 agreement for the sale of Lynx's antisense program to Inex. The 1999 other income was attributable to a gain on the sale of certain fixed assets no longer used in Lynx's operations.

INCOME TAXES

     The provision for income taxes for the quarters ended March 31, 2000 and 1999 consist entirely of alternative minimum tax.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities of $2.6 million for the three-month period ended March 31, 2000 differed from the net loss primarily due to the receipt of common stock from the sale of our antisense program to Inex. Net cash provided by investing activities related primarily to the maturity of short-term investments and capital expenditures. Net cash provided by financing activities related primarily to the issuance of common stock that was exercised through stock option grants, partially offset by repayment of principal and interest under an equipment loan arrangement. Cash, cash equivalents and short-term investments were $30.6 million at March 31, 2000.

     In late 1998, the Company entered into a financing agreement with a financial institution under which we drew down $4.8 million during 1999 for the purchase of equipment and certain other capital expenditures. Lynx granted the lender a security interest in all items financed by it under this agreement. Each draw down under the loan has a term of forty-eight months from the date of the draw down. As of March 31, 2000, the principal balance under loans outstanding under this agreement was approximately $4.2 million. The draw down period under the agreement expired on March 31, 2000.

     Lynx plans to use available funds for ongoing commercial and research and development activities, working capital and other general corporate purposes and capital expenditures. We expect capital investments during 2000 will be comprised primarily of equipment purchases required in the normal course of business and expenditures for leasehold improvements. We intend to invest our excess cash in investment-grade, interest-bearing securities.

     Lynx has obtained funding for its operations primarily through sales of preferred and common stock to venture capital investors, institutional investors and collaborators, revenues from contractual arrangements and interest income. The cost, timing and amount of funds required for specific uses by us cannot be precisely determined at this time and will be based upon the progress and the scope of our collaborative and independent research and development projects; payments received under collaborative agreements; our ability to establish and maintain collaborative agreements; costs included in protecting intellectual property rights; legal and administrative costs; additional facilities capacity needs and the availability of alternate methods of financing.

     Lynx expects to incur substantial and increasing research and development expenses and intends to seek additional financing, as needed, through contractual arrangements with corporate partners and others, and equity or debt offerings. There can be no assurance that any additional financing required by Lynx will be available or, if available, will be on terms favorable to Lynx. The Company believes that, at current spending levels, its existing capital resources, and interest income thereon, will enable it to maintain its current and planned operations through at least the next twelve months.

ADDITIONAL BUSINESS RISKS

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

     Our dependence on collaborative arrangements with third parties subjects us to a number of risks. We have limited or no control over the resources that our collaborators may choose to devote to our joint efforts. Our collaborators may breach or terminate their agreements with us or fail to perform their obligations thereunder. Further, our collaborators may elect not to develop products arising out of our collaborative arrangements or may fail to devote sufficient resources to the development, manufacture, market or sale of such products. Some of our collaborators could also become our competitors in the future. Our business could be harmed if our collaborators:

     o do not develop commercially successful products using our technologies;

     o    develop competing products;

     o    preclude us from entering into collaborations with their competitors;

     o    fail to obtain necessary regulatory approvals; or

     o    terminate their agreements with us.

WE ARE AN EARLY STAGE COMPANY, SO OUR PROFITABILITY IS UNCERTAIN AND THERE IS A HIGH RISK OF FAILURE.

     You must evaluate us in light of the uncertainties and complexities affecting an early stage genomics company. Our products and services are still in the early stages of commercialization. Our technologies depend on the successful integration of independent technologies, each of which has its own development risks. We cannot assure you that our technologies will continue to be successfully developed, that our services will continue to be sought by customers or that any products developed from our technologies will prove to be commercially successful. Further, we cannot assure you that we will be successful in expanding the scope of our research into new areas of pharmaceutical, biotechnology or agricultural research. Significant research and development, financial resources and personnel will be required to capitalize on our technologies. Commercialization of our technologies, whether through the sales of services, royalties or other arrangements, may not generate sufficient or sustainable revenues to enable us to be profitable.

WE HAVE A HISTORY OF NET LOSSES. WE EXPECT TO CONTINUE TO INCUR NET LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

     We have incurred net losses each year since our inception in 1992, including net losses of approximately $10.8 million in 1997, $4.3 million in 1998 and $6.7 million in 1999. As of March 31, 2000, we had an accumulated deficit of approximately $53.8 million. We expect these losses to continue for at least the next several years. The size of these net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses. Our research and development expenditures and general and administrative costs have exceeded our revenues to date, and we expect research and development expenses to increase substantially due to planned spending for ongoing technology development and implementation, as well as new applications. As a result, we expect our operating expenses will increase significantly in the near term, and consequently, we will need to generate significant additional revenues to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain profitability.

     Our ability to generate revenues and achieve profitability is dependent on many factors, including:

     o our ability to enter into additional corporate collaborations and agreements;

     o    our ability to discover genes and targets for drug discovery;

     o our collaborators' ability to develop diagnostic and therapeutic products from our drug discovery targets; and

     o the successful clinical testing, regulatory approval and commercialization of such products.

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

WE MAY NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE, WHICH MAY NOT BE AVAILABLE TO US.

     We have invested significant capital in our infrastructure and in our scientific and business development activities. We expect our capital and operating expenditures to increase over the next several years as we expand our operations. Our future capital requirements will depend on many factors, including:

     o the progress and scope of our collaborative and independent research and development projects;

     o    payments received under collaborative agreements;

     o    our ability to establish and maintain collaborative arrangements;

     o the progress of the development and commercialization efforts under our collaborations and corporate agreements;

     o the costs associated with obtaining access to samples and related information; and

     o the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

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

OUR REVENUES DEPEND ON A SMALL NUMBER OF COLLABORATORS AND CUSTOMERS.

     To date, we have received a significant portion of our revenues from a small number of collaborators and customers. For the three-months ended March 31, 2000, revenues from three collaborators and customers accounted for 46%, 31% and 23% of our total revenues. For the three-months ended March 31, 1999, revenues from two collaborators and customers accounted for 76% and 24% of our total revenues. Our operating results may be harmed, if we lose one of these collaborators or customers and we are not able to attract new collaborators or customers.

WE DEPEND ON A SOLE SUPPLIER TO MANUFACTURE FLOW CELLS USED IN OUR MPSS TECHNOLOGY.

     The flow cells used in our MPSS technology are obtained from a single supplier. Our reliance on outside vendors generally, and this sole supplier in particular, involves several risks, including:

     o the inability to obtain an adequate supply of required components due to manufacturing capacity constraints, a discontinuance of a product by a third-party manufacturer or other supply constraints;

     o    reduced control over quality and pricing of components; and

     o    delays and long lead times in receiving materials from vendors.

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

     We face, and will continue to face, competition from pharmaceutical, biotechnology and agricultural companies, as well as academic research institutions, clinical reference laboratories and government agencies. Some of our competitors:

     o are attempting to identify and patent randomly sequenced genes and gene fragments;

     o are pursuing a gene identification, characterization and product development strategy based on positional cloning; and

     o are using a variety of different gene expression analysis methodologies, including the use of chip-based systems, to attempt to identify disease-related genes.

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

OUR STOCK PRICE MAY BE EXTREMELY VOLATILE.

     The trading price of our common stock is subject to significant fluctuations. The market prices of the common stock of many publicly held, early stage biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The following factors and events may have a significant and adverse impact on the market price of our common stock:

     o    fluctuations in our operating results;

     o announcements of technological innovations or new commercial products by us or our competitors;

     o    release of reports by securities analysts;

     o    developments or disputes concerning patent or proprietary rights;

     o developments in our relationships with current or future collaborators or customers; and

     o    general market conditions.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company invests in highly liquid and high-quality debt securities. The Company's investments in debt securities are subject to interest rate risk. To minimize the exposure due to adverse shifts in interest rates, the Company invests in short-term securities and maintains an average maturity of less than one year. As a result, Lynx believes it is not subject to significant interest rate risks.

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

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a) Exhibits - The following documents are filed as Exhibits to this report:

          EXHIBIT NUMBER                 DESCRIPTION
          --------------                 -----------
               27.1                Financial Data Schedule


     b) Reports on Form 8-K - No reports on Form 8-K were filed during the three-month period ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     LYNX THERAPEUTICS, INC.


                                     /s/  Norman J.W. Russell
                                     -------------------------------------------
                                     By:   Norman J.W. Russell, Ph.D.
                                           President and Chief Executive Officer
                                     Date: May 15, 2000


                                     /s/  Edward C. Albini
                                     -------------------------------------------
                                     By:   Edward C. Albini
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)
                                     Date: May 15, 2000

                                 EXHIBIT INDEX

          EXHIBIT NUMBER                 DESCRIPTION
          --------------                 -----------
               27.1                Financial Data Schedule