Form 10-Q
period 2000-06-30
LYNX THERAPEUTICS INC
filed 2000-08-14
CIK 913275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       FOR THE TRANSITION PERIOD FROM ____________ TO____________.


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

The number of shares of common stock outstanding as of August 3, 2000 was 11,423,379. The aggregate market value of the common stock of the registrant held by non-affiliates as of August 3, 2000 was $370,385,250.

                             LYNX THERAPEUTICS, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX


                                                                                                          PAGE
PART I      FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.     Financial Statements

            Condensed Consolidated Balance Sheets - June 30, 2000
            and December 31, 1999.....................................................................       3

            Condensed Consolidated Statements of Operations - three and six months
            ended June 30, 2000 and 1999..............................................................       4

            Condensed Consolidated Statements of Cash Flows - six months
            ended June 30, 2000 and 1999..............................................................       5

            Notes to Condensed Consolidated Financial Statements......................................       6

ITEM 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations ............................................       8

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk ...............................      15


PART II     OTHER INFORMATION

ITEM 1.     Legal Proceedings.........................................................................      16

ITEM 2.     Changes in Securities and Use of Proceeds.................................................      16

ITEM 3.     Defaults Upon Senior Securities...........................................................      16

ITEM 4.     Submission of Matters to a Vote of Security Holders.......................................      16

ITEM 5.     Other Information.........................................................................      16

ITEM 6.     Exhibits and Reports on Form 8-K..........................................................      16

SIGNATURES  ..........................................................................................      17

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             LYNX THERAPEUTICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                               JUNE 30,     DECEMBER 31,
                                                                 2000          1999*
                                                               --------     ------------
                                                             (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                   $ 12,782       $ 18,050
   Short-term investments                                        12,563         12,736
   Accounts receivable                                            4,172          4,045
   Other current assets                                           3,038          1,379
                                                               --------       --------
Total current assets                                             32,555         36,210

Property and equipment:
   Leasehold improvements                                        10,383         10,347
   Laboratory and other equipment                                12,026          8,025
                                                               --------       --------
                                                                 22,409         18,372
   Less accumulated depreciation and amortization                (7,020)        (5,494)
                                                               --------       --------
Net property and equipment                                       15,389         12,878

Other non-current assets                                            741          2,550
                                                               --------       --------
                                                               $ 48,685       $ 51,638
                                                               ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $  3,409       $    834
   Accrued compensation                                             544            356
   Deferred revenue - current portion                             5,417          8,438
   Notes payable - current portion                                1,005            944
   Other accrued liabilities                                        542            596
                                                               --------       --------
Total current liabilities                                        10,917         11,168

Deferred revenue                                                 18,067         16,896
Notes payable                                                     2,923          3,471
Other non-current liabilities                                       706            457

Stockholders' equity:
   Common stock                                                  75,558         74,606
   Notes receivable from stockholders                              (293)          (293)
   Deferred compensation                                         (1,976)        (2,444)
   Accumulated other comprehensive income (loss)                   (219)         1,128
   Accumulated deficit                                          (56,998)       (53,351)
                                                               --------       --------
Total stockholders' equity                                       16,072         19,646
                                                               --------       --------
                                                               $ 48,685       $ 51,638
                                                               ========       ========

* The Balance Sheet amounts at December 31, 1999 have been derived from audited financial statements at that date but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                             See accompanying notes.

                             LYNX THERAPEUTICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                 JUNE 30,                 JUNE 30,
                                          ---------------------     ---------------------
                                            2000         1999         2000         1999
                                          --------     --------     --------     --------
Revenues:
    Technology access and service fees    $  2,834     $    961     $  5,850     $  1,615

Operating costs and expenses:
   Cost of services fees revenue               953           --        1,398           --
   Research and development                  3,762        4,615        8,766        8,166
   General and administrative                1,540          948        3,025        1,721
                                          --------     --------     --------     --------
Total operating expenses                     6,255        5,563       13,189        9,887
                                          --------     --------     --------     --------

Loss from operations                        (3,421)      (4,602)      (7,339)      (8,272)

Interest income, net                           281          309          595          644
Other income/(expense)                          33         (150)       3,216           27
                                          --------     --------     --------     --------
Loss before provision for income taxes      (3,107)      (4,443)      (3,528)      (7,601)

Provision for income taxes                      60          114          119          156
                                          --------     --------     --------     --------
Net loss                                  $ (3,167)    $ (4,557)    $ (3,647)    $ (7,757)
                                          ========     ========     ========     ========

Basic and diluted net loss per share      $  (0.28)    $  (0.41)    $  (0.32)    $  (0.70)
                                          ========     ========     ========     ========

Shares used in per share computation        11,338       11,065       11,273       11,052
                                          ========     ========     ========     ========


                             See accompanying notes.

                             LYNX THERAPEUTICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                         SIXMONTHSENDED
                                                                                              JUNE30,
                                                                                     -----------------------
                                                                                       2000           1999
                                                                                     --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                             $ (3,647)      $ (7,757)
Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization                                                     1,526            636
      Amortization of deferred compensation                                               468            699
      Gain on sale of antisense program                                                (3,119)            --
      Changes in operating assets and liabilities:
            Accounts receivable                                                          (127)         5,313
            Other current assets                                                       (1,659)           210
            Accounts payable                                                            2,575         (4,166)
            Accrued liabilities                                                           134           (129)
            Deferred revenue                                                           (1,850)         6,885
            Non-current liabilities                                                       249            135
                                                                                     --------       --------
Net cash used in operating activities                                                  (5,450)         1,826

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments                                                    (7,800)       (13,539)
Maturities of short-term investments                                                   11,544          7,080
Leasehold improvements and equipment purchases                                         (4,037)        (2,680)
Notes receivable from officers and employees                                               10           (130)
                                                                                     --------       --------
Net cash provided by (used in) investing activities                                      (283)        (9,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equipment loan                                                               --          2,461
Repayments of equipment loan                                                             (487)           (28)
Issuance of common stock                                                                  952             36
                                                                                     --------       --------
Net cash provided by financing activities                                                 465          2,469
                                                                                     --------       --------

Net increase (decrease) in cash and cash equivalents                                   (5,268)        (4,974)
Cash and cash equivalents at beginning of period                                       18,050         16,170
                                                                                     --------       --------
Cash and cash equivalents at end of period                                           $ 12,782       $ 11,196
                                                                                     ========       ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes                                      $    137       $    303
                                                                                     ========       ========
   Cash paid during the period for interest                                          $    212       $     23
                                                                                     ========       ========


                             See accompanying notes.

                             LYNX THERAPEUTICS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000



1.          NATURE OF BUSINESS

            Lynx Therapeutics, Inc. ("Lynx" or the "Company") is a leader in the development and application of novel technologies for the discovery of gene expression patterns and genomic variations important to the pharmaceutical, biotechnology and agricultural industries. These technologies are based on Megaclone(TM), Lynx's unique and proprietary cloning procedure, which transforms a sample containing millions of DNA molecules into one made up of millions of micro-beads, each of which carries approximately 100,000 copies of one of the DNA molecules in the sample. Based on Megaclone(TM), Lynx has developed a suite of applications that have the potential to enhance the pace, scale and quality of genomics and genetics research programs. Currently, Lynx's principal collaborators and customers are BASF AG, E.I. DuPont de Nemours and Company, Aventis CropScience GmbH, Oxagen Limited and Hybrigenics S.A.


2.          BASIS OF PRESENTATION

            The accompanying condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC"). Certain prior year amounts have been reclassified to conform to current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results for the full year.

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


3.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

            Revenues from technology access fees have generally resulted from upfront payments from collaborators and customers who are provided access to Lynx's technologies for specified periods. The Company receives service fees from collaborators and customers for genomic discovery services performed by Lynx on the biological samples they send to Lynx. Technology access fees are deferred and recognized as revenue on a straight-line basis over the noncancelable term of the agreement to which they relate. Payments for services and/or materials provided by Lynx are recognized as revenues when earned over the period in which the services are performed and/or materials are delivered, provided no other obligations, refunds or credits exist to be applied to future work.

NET LOSS PER SHARE

             Basic Earnings Per Share ("EPS") is computed by dividing income or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period, net of certain common shares outstanding which are subject to continued vesting and the Company's right of repurchase. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company, to the extent such securities are dilutive. Basic and diluted net loss per share is equivalent for all periods presented herein due to the Company's net loss in all periods. Options to purchase approximately 2,122,317 shares of common stock at a weighted-average price of $11.57 per share have been excluded from the calculation of diluted loss per share for 2000 because the effect of inclusion would be antidilutive. The options will be included in the calculation at such time as the effect is no longer antidilutive, as calculated using the treasury stock method. Approximately

36,000 common shares which are outstanding but are subject to the Company's right of repurchase which expires ratably over five years, have been excluded from the calculation of basic loss per share. The repurchasable shares will be included in the calculation of diluted EPS at such time as the Company's right of repurchase lapses.

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

            Total comprehensive loss during the quarters ended June 30, 2000 and 1999 was $2.8 million and $4.6 million, respectively. For the six months ended June 30, 2000 and 1999, total comprehensive loss amounted to $5.0 million and $7.8 million, respectively.

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

            In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which must be adopted in the fourth quarter of 2000. SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue in financial statements and specifically addresses revenue recognition for non-refundable technology access fees. Lynx believes that its current revenue recognition principles comply with SAB 101, and thus does not believe the adoption will have a significant effect on results of operations.

            In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain transactions Involving Stock Compensation, which contains rules designed to clarify the application of APB 25. FIN 44 will be effective on July 1, 2000 and we will adopt it at that time. We believe the anticipated impact of adoption of FIN 44 will not be material to our operating results and financial position.


4.          CORPORATE COLLABORATIONS

            In May 2000, the Company entered into an agreement with Hybrigenics S.A. of Paris, France, to collaborate on a program to discover expressed genes and protein interactions and pathways in human obesity. Each company is responsible for paying its own expenses under this agreement. Pursuant to the terms of this agreement, the Company and Hybrigenics will share equally any profits of any kind and of any nature resulting from any agreement with a third party for the sale, license or sublicense of the research results from the collaboration.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            This discussion and analysis should be read in conjunction with the Company's financial statements and accompanying notes included in this report and the Company's 1999 audited financial statements and notes thereto included in its 1999 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of results that may occur in future periods.

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

RESULTS OF OPERATIONS

REVENUE

            Revenues for the second quarter and six-month period ended June 30, 2000 were $2.8 million and $5.9 million, respectively, earned primarily from technology access and service fees from DuPont, Aventis CropScience and BASF AG. For the corresponding second quarter and six-month period of 1999, revenues were $1.0 and $1.6 million, respectively, earned from technology access fees from DuPont and Aventis CropScience.

OPERATING COSTS AND EXPENSES

            Total operating costs and expenses were $6.3 million for the quarter ended June 30, 2000, compared to $5.6 million in the corresponding period in the previous year. For the six-month period ended June 30, 2000, operating costs and expenses were $13.2 million, compared to $9.9 million in the corresponding period in 1999.

            For the quarter and six-month period ended June 30, 2000, cost of service fees were $1.0 million and $1.4 million, respectively, and reflect the costs of providing our genomic discovery services. Research and development expenses were $3.8 million for the quarter ended June 30, 2000, compared to $4.6 million in the corresponding period in 1999. For the six-month period ended June 30, 2000, research and development expenses were $8.8 million, compared to $8.2 million in the corresponding period in 1999. The decrease in research and development expenses from the 1999 quarter was primarily due to expenditures for scientific materials and supplies used in commercial services in 2000 rather than research and development, offset partially by increased compensation expense resulting from higher headcount. The increase in research and development expenses for the six-month period in 2000 as compared to the same period in 1999 was primarily due to higher personnel-related expenses, as well as materials used in commercial operations. Lynx expects research and development expenses to increase substantially due to planned spending for ongoing technology development and implementation, as well as new applications.

            General and administrative expenses increased to $1.5 million for the quarter ended June 30, 2000, compared to $0.9 million in the corresponding period in the previous year. For the six-month period ended June 30, 2000, general and administrative expenses increased to $3.0 million, compared to $1.7 million in the same period in 1999. Contributing factors to the increase in expenses between years include increased personnel-related expenses and the costs for outside services and fees incurred in relation to Lynx's proposed follow-on offering of common stock. The company withdrew the proposed offering in March 2000 due to unfavorable market conditions. Lynx expects to continue to incur substantial administrative expenses in support of its research and development and business development efforts.

INTEREST INCOME, NET

            Net interest income was $0.3 million and $0.6 million for the quarter and six-month periods ended June 30, 2000 and 1999, respectively. The 2000 periods reflected an increase in interest income due to a higher average investment rate offset by higher interest expense, as compared to the 1999 periods.

OTHER INCOME, NET

            Other income was $33,000 in the quarter ended June 30, 2000, compared to other expense of $0.2 million in the 1999 period. The 2000 amount was related to sublease rental income. The 1999 amount was a one-time compensation-related payment, as negotiated in the terms of the sale of Lynx's antisense business to Inex Pharmaceuticals Corporation ("Inex"). For the six-month period ended June 30, 2000, other income was $3.2 million, compared to $27,000 in the same period in 1999. The 2000 income was primarily related to a $3.1 million gain recognized from the receipt of 400,000 shares of common stock of Inex pursuant to the terms of a 1998 agreement for the sale of Lynx's antisense program to Inex. The 1999 income was attributable to a gain on the sale of certain fixed assets no longer used in Lynx's operations, offset by a one-time compensation-related payment associated with the sale of Lynx's antisense business.

INCOME TAXES

            The provision for income taxes for the quarter and six-month periods ended June 30, 2000 and 1999 consist entirely of alternative minimum tax.

LIQUIDITY AND CAPITAL RESOURCES

            Net cash used in operating activities of $5.5 million for the six-month period ended June 30, 2000, changed from net cash provided by operating activities of $1.8 million for the same period in 1999. This change was primarily due to the change in accounts receivable, deferred revenue and other current assets, offset by a lower net loss and the change in accounts payable. The 2000 amount differed from the net loss primarily due to the gain related to the receipt of common stock from the sale of our antisense program to Inex. The 1999 amount differed from the net loss primarily due to an increase in deferred revenue and collection of accounts receivable, partially offset by a decrease in current liabilities.

            Net cash used in investing activities of $0.3 million for the six-month period ended June 30, 2000 related primarily to the net maturities of short-term investments, partially offset by capital expenditures. Net cash used in investing activities of $9.3 million for the six-month period ended June 30, 1999, related primarily to the net purchases of short-term investments and capital expenditures. Net cash provided by financing activities of $0.5 million for the six-month period ended June 30, 2000 related primarily to the issuance of common stock that was exercised through stock option grants, partially offset by repayment of principal and interest under an equipment loan arrangement. Net cash provided by financing activities of $2.5 million for the six-month period ended June 30, 1999 related primarily to proceeds received under an equipment loan arrangement. Cash, cash equivalents, short-term investments and marketable securities were $25.3 million at June 30, 2000.

            In late 1998, the Company entered into a financing agreement with a financial institution under which we drew down $4.8 million during 1999 for the purchase of equipment and certain other capital expenditures. Lynx granted the lender a security interest in all items financed by it under this agreement. Each draw down under the loan has a term of 48 months from the date of the draw down. As of June 30, 2000, the principal balance under loans outstanding under this agreement was approximately $3.9 million. The draw down period under the agreement expired on March 31, 2000.

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

            Lynx has obtained funding for its operations primarily through sales of preferred and common stock to venture capital investors, institutional investors and collaborators, revenues from contractual arrangements and interest income. The timing and amount of funds required for specific uses by us cannot be precisely determined at this time and will be based upon the progress and the scope of our collaborative and independent research and development projects; payments received under collaborative agreements; our ability to establish and maintain collaborative agreements; costs included in protecting intellectual property rights; legal and administrative costs; additional facilities capacity needs and the availability of alternate methods of financing.

            Lynx expects to incur substantial and increasing research and development expenses and intends to seek additional financing, as needed, through contractual arrangements with corporate partners and others and through equity or debt offerings. There can be no assurance that any additional financing required by Lynx will be available or, if available, will be on terms favorable to Lynx. The Company believes that, at current spending levels, its existing capital resources, and interest income thereon, will enable it to maintain its current and planned operations through at least the next 12 months.

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

WE HAVE A HISTORY OF NET LOSSES. WE EXPECT TO CONTINUE TO INCUR NET LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

            We have incurred net losses each year since our inception in 1992, including net losses of approximately $10.8 million in 1997, $4.3 million in 1998 and $6.7 million in 1999. As of June 30, 2000, we had an accumulated deficit of approximately $57.0 million. We expect these losses to continue for at least the next several years. The size of these net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses. Our research and development expenditures and general and administrative costs have exceeded our revenues to date, and we expect research and development expenses to increase substantially due to planned spending for ongoing technology development and implementation, as well as new applications. As a result, we expect our operating expenses will increase significantly in the near term, and consequently, we will need to generate significant additional revenues to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain profitability.

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

OUR REVENUES DEPEND ON A SMALL NUMBER OF COLLABORATORS AND CUSTOMERS.

            To date, we have received a significant portion of our revenues from a small number of collaborators and customers. For the three-month period ended June 30, 2000, revenues from three collaborators and customers accounted for 6%, 56% and 38% of our revenues. For the three-month period ended June 30, 1999, revenues from two collaborators and customers accounted for 48% and 52% of our revenues. For the six-months ended June 30, 2000, revenues from three collaborators and customers accounted for 19%, 51% and 30% of our total revenues. For the same period in 1999, revenues from two collaborators and customers accounted for 38% and 62% of our total revenues. Our operating results may be harmed, if we lose one of these collaborators or customers and we are not able to attract new collaborators or customers.

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

                   None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

                   None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  At the Company's 2000 Annual Meeting of Stockholders held on
             May 25, 2000, stockholders voted on the following matters:

                  PROPOSAL I - ELECTION OF DIRECTORS- The following six directors were each elected for a one year term expiring at the Company's 2001 Annual Meeting of Stockholders:

                         Nominee                    For            Against
                         -------                    ---            -------
                         Sam Eletr                  8,399,959      377,299
                         William K. Bowes, Jr       8,637,338      139,920
                         Sydney Brenner             8,608,101      169,157
                         James C. Kitch             8,635,235      142,023
                         Norman J.W. Russell        8,641,948      135,310
                         Craig C. Taylor            8,635,223      142,035


                  PROPOSAL II - Approval of the Company's 1992 Stock Option Plan, as amended, to increase the aggregate number of shares of common stock available for issuance by 600,000 shares:

                  For                Against           Abstain        Non-Vote
                  ---                -------           -------        --------
                  6,595,010          2,177,120         5,128          ---

                  PROPOSAL III - Approval of the Company's Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock 40,000,000 from 20,000,000 to 60,000,000 shares:

                  For                Against           Abstain        Non-Vote
                  ---                -------           -------        --------
                  6,677,988          2,094,385         4,885          ---

                  PROPOSAL IV - Ratification of the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended December 31, 2000:

                  For                Against         Abstain        Non-Vote
                  ---                -------         -------        --------
                  8,764,227          10,381          2,650          ---

ITEM 5.     OTHER INFORMATION

                   None


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

                   a) Exhibits - The following documents are filed as Exhibits to this report:

                   EXHIBIT NUMBER                   DESCRIPTION
                   -------------                    -----------

                         3.1   Amended and Restated Certificate of Incorporation
                         3.2   Bylaws, as amended

                        27.1   Financial Data Schedule

                   b) Reports on Form 8-K - No reports on Form 8-K were filed during the three-month period ended June 30, 2000.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  LYNX THERAPEUTICS, INC.



                                  /s/  Norman J.W. Russell
                                  ---------------------------------------------
                                  By:    Norman J.W. Russell, Ph.D.
                                         President and Chief Executive Officer

                                  Date:  August 14, 2000


                                  /s/  Edward C. Albini
                                  ---------------------------------------------
                                  By:    Edward C. Albini
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)

                                  Date:  August 14, 2000

                                  EXHIBIT INDEX



EXHIBIT NUMBER                            DESCRIPTION
--------------                            ------------
     3.1              Amended and Restated Certificate of Incorporation
     3.2              Bylaws, as amended
    27.1              Financial Data Schedule