Form 10-Q
period 2000-09-30
LYNX THERAPEUTICS INC
filed 2000-11-14
CIK 913275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO _______ TO _______.

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

The number of shares of common stock outstanding as of November 3, 2000 was 11,432,010.

                             LYNX THERAPEUTICS, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

PART I  FINANCIAL INFORMATION (UNAUDITED)                                    PAGE
ITEM 1. Financial Statements

        Condensed Consolidated Balance Sheets - September 30, 2000
        and December 31, 1999...............................................    3

        Condensed Consolidated Statements of Operations - three and
        nine months ended September 30, 2000 and 1999.......................    4

        Condensed Consolidated Statements of Cash Flows - nine months

        ended September 30, 2000 and 1999...................................    5

        Notes to Condensed Consolidated Financial Statements................    6

ITEM 2. Management's Discussion and Analysis of

        Financial Condition and Results of Operations ......................    8

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk .........   15


PART II OTHER INFORMATION

ITEM 1. Legal Proceedings...................................................   16

ITEM 2. Changes in Securities and Use of Proceeds...........................   16

ITEM 3. Defaults Upon Senior Securities.....................................   16

ITEM 4. Submission of Matters to a Vote of Security Holders.................   16

ITEM 5. Other Information...................................................   16

ITEM 6. Exhibits and Reports on Form 8-K....................................   16

SIGNATURES        ..........................................................   17

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             LYNX THERAPEUTICS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                             SEPTEMBER 30,  DECEMBER 31,
                                                                 2000          1999*
                                                             -------------  ------------
                                                                     (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                   $  4,769       $ 18,050
   Short-term investments                                        15,049         12,736
   Accounts receivable                                            4,131          4,045
   Other current assets                                           1,705          1,379
                                                               --------       --------
Total current assets                                             25,654         36,210

Property and equipment:
   Leasehold improvements                                        11,356         10,347
   Laboratory and other equipment                                12,002          8,025
                                                               --------       --------
                                                                 23,358         18,372
   Less accumulated depreciation and amortization                (8,083)        (5,494)
                                                               --------       --------
Net property and equipment                                       15,275         12,878

Other non-current assets                                            697          2,550
                                                               --------       --------
                                                               $ 41,626       $ 51,638
                                                               ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $  1,864       $    834
   Accrued compensation                                             392            356
   Deferred revenue - current portion                             5,417          8,438
   Notes payable - current portion                                1,033            944
   Other accrued liabilities                                        452            596
                                                               --------       --------
Total current liabilities                                         9,158         11,168

Deferred revenue                                                 15,753         16,896
Notes payable                                                     3,576          3,471
Other non-current liabilities                                       682            457

Stockholders' equity:
   Common stock                                                  75,671         74,606
   Notes receivable from stockholders                              (293)          (293)
   Deferred compensation                                         (1,753)        (2,444)
   Accumulated other comprehensive income (loss)                    796          1,128
   Accumulated deficit                                          (61,964)       (53,351)
                                                               --------       --------
Total stockholders' equity                                       12,457         19,646
                                                               --------       --------
                                                               $ 41,626       $ 51,638
                                                               ========       ========

*The Balance Sheet at December 31, 1999 has been derived from audited financial statements at that date but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                             LYNX THERAPEUTICS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                            -----------------------       -----------------------
                                              2000           1999           2000           1999
                                            --------       --------       --------       --------
Revenues:
    Technology access and service fees      $  3,425       $  1,122       $  9,275       $  2,737

Operating costs and expenses:
   Cost of services fees revenue               1,166             --          2,564             --
   Research and development                    5,868          4,261         14,634         12,427
   General and administrative                  1,568          1,057          4,593          2,778
                                            --------       --------       --------       --------
Total operating expenses                       8,602          5,318         21,791         15,205
                                            --------       --------       --------       --------

Loss from operations                          (5,177)        (4,196)       (12,516)       (12,468)

Interest income, net                             202            237            797            881
Other income/(expense)                             9             59          3,225             86
                                            --------       --------       --------       --------
Loss before provision for income taxes        (4,966)        (3,900)        (8,494)       (11,501)

Provision for income taxes                        --             50            119            206
                                            --------       --------       --------       --------
Net loss                                    $ (4,966)      $ (3,950)      $ (8,613)      $(11,707)
                                            ========       ========       ========       ========

Basic and diluted net loss per share        $  (0.44)      $  (0.36)      $  (0.76)      $  (1.06)
                                            ========       ========       ========       ========

Shares used in per share computation          11,399         11,108         11,315         11,086
                                            ========       ========       ========       ========

                             See accompanying notes.

                             LYNX THERAPEUTICS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                          -----------------------
                                                            2000           1999
                                                          --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                  $ (8,613)      $(11,707)
Adjustments to reconcile net loss to net cash
provided by operating activities:
     Depreciation and amortization                           2,589          1,308
     Amortization of deferred compensation                     691          1,041
     Gain on sale of antisense program                      (3,119)            --
     Changes in operating assets and liabilities:
         Accounts receivable                                   (86)        (8,684)
         Other current assets                                 (326)           157
         Accounts payable                                    1,030         (4,368)
         Accrued liabilities                                  (108)           (97)
         Deferred revenue                                   (4,164)        19,762
         Non-current liabilities                               225            197
                                                          --------       --------
Net cash used in operating activities                      (11,881)        (2,391)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments                        (10,081)       (16,467)
Maturities of short-term investments                        12,354         11,999
Leasehold improvements and equipment purchases              (4,986)        (3,316)
Notes receivable from officers and employees                    54           (166)
                                                          --------       --------
Net cash provided by (used in) investing activities         (2,659)        (7,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equipment loan                                   922          3,243
Repayments of equipment loan                                  (728)          (117)
Issuance of common stock                                     1,065            131
                                                          --------       --------
Net cash provided by financing activities                    1,259          3,257
                                                          --------       --------
Net increase (decrease) in cash and cash equivalents       (13,281)        (7,084)
Cash and cash equivalents at beginning of period            18,050         16,170
                                                          --------       --------
Cash and cash equivalents at end of period                $  4,769       $  9,086
                                                          ========       ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes           $    137       $    303
                                                          ========       ========
   Cash paid during the period for interest               $    108       $     23
                                                          ========       ========

                             See accompanying notes.

                             LYNX THERAPEUTICS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

1.   NATURE OF BUSINESS

     Lynx Therapeutics, Inc. ("Lynx" or the "Company") is a leader in the development and application of novel technologies for the discovery of gene expression patterns and genomic variations important to the pharmaceutical, biotechnology and agricultural industries. These technologies are based on Megaclone(TM), Lynx's unique and proprietary cloning procedure, which transforms a sample containing millions of DNA molecules into one made up of millions of micro-beads, each of which carries approximately 100,000 copies of one of the DNA molecules in the sample. Based on Megaclone(TM), Lynx has developed a suite of applications that have the potential to enhance the pace, scale and quality of genomics and genetics research programs. Currently, Lynx's principal collaborators and customers are BASF AG, E.I. DuPont de Nemours and Company, Aventis CropScience GmbH, Oxagen Limited, Hybrigenics S.A, Genomics Collaborative Inc. and Molecular Engines Laboratories S.A.

2.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC"). Certain prior year amounts have been reclassified to conform to current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results for the full year.

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

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

     Revenues from technology access fees have generally resulted from upfront payments from collaborators and customers who are provided access to Lynx's technologies for specified periods. The Company receives service fees from collaborators and customers for genomics discovery services performed by Lynx on the biological samples they send to Lynx. Technology access fees are deferred and recognized as revenues on a straight-line basis over the noncancelable term of the agreement to which they relate. Payments for services and/or materials provided by Lynx are recognized as revenues when earned over the period in which the services are performed and/or materials are delivered, provided no other obligations, refunds or credits exist to be applied to future work.

NET LOSS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing income or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period, net of certain common shares outstanding which are subject to continued vesting and the Company's right of repurchase. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company, to the extent such securities are dilutive. Basic and diluted net loss per share is equivalent for all periods presented herein due to the Company's net loss in all periods. At September 30, 2000, options to purchase approximately 2,203,910 shares of common stock at a weighted-average price of $12.86 per share have been excluded from the calculation of diluted loss per share for 2000 because the effect of inclusion would be antidilutive. The options will be included in the calculation at such time as the effect is no longer antidilutive, as calculated using the treasury stock method. Approximately 20,000 common shares which are outstanding but are subject to the Company's right of repurchase, which expires ratably over five years, have been excluded from the calculation of basic loss per share. The repurchasable shares will be included in the calculation of basic EPS at such time as the Company's right of repurchase lapses.

COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes rules for the reporting and presentation of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other accumulated comprehensive income (loss).

     Total comprehensive loss during the quarters ended September 30, 2000 and 1999 was $4.0 million and $3.9 million, respectively. For the nine months ended September 30, 2000 and 1999, total comprehensive loss amounted to $8.9 million and $11.7 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires Lynx to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in the other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for Lynx's year ending December 31, 2001. Lynx does not currently hold any derivatives and does not expect this pronouncement to materially impact results of operations.

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

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which contains rules designed to clarify the application of APB 25. FIN 44 was effective on July 1, 2000 and adopted by Lynx at that time. The adoption of FIN 44 did not have a material impact on Lynx's operating results or financial position.

4.   CORPORATE COLLABORATIONS

     In August 2000, Lynx entered into a collaboration agreement with Genomics Collaborative Inc. Scientists from both companies designed a study to conduct a comprehensive genome-wide scan for single nucleotide polymorphisms, or SNPs, that are associated with type 2 diabetes, also known as non-insulin dependent diabetes mellitus. Genomics Collaborative plans to provide Lynx with over 4,000 DNA samples taken from type 2 diabetics and matched controls from Genomic Collaborative's Global Repository(TM). Lynx plans to analyze the DNA samples using its Megatype(TM) technology to produce a complete set of validated diabetes-associated SNP markers. Pursuant to the terms of this agreement, the Company and Genomics Collaborative will share equally any profits resulting from an agreement during a specified period with a third party for the sale, license or sublicense of the results from the collaboration.

     In September 2000, Lynx entered into a two-year research collaboration agreement with Molecular Engines Laboratories S.A. of Paris, France, to identify differentially expressed genes associated with tumor reversion. Under the terms of the agreement, Lynx will receive payments from Molecular Engines Laboratories for genomics discovery services to be performed by Lynx. Lynx will receive royalty payments from the commercialization of any products or services stemming from the scientific results of the research program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with the Company's financial statements and accompanying notes included in this report and the Company's 1999 audited financial statements and notes thereto included in its 1999 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of results that may occur in future periods.

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

RESULTS OF OPERATIONS

REVENUES

     Revenues for the third quarter and nine-month period ended September 30, 2000 were $3.4 million and $9.3 million, respectively, earned primarily from technology access and service fees from our customers and collaborators. For the corresponding third quarter and nine-month period of 1999, revenues were $1.1 and $2.7 million, respectively, earned primarily from technology access fees from our customers and collaborators.

OPERATING COSTS AND EXPENSES

     Total operating costs and expenses were $8.6 million for the quarter ended September 30, 2000, compared to $5.3 million in the corresponding period in the previous year. For the nine-month period ended September 30, 2000, operating costs and expenses were $21.8 million, compared to $15.2 million in the corresponding period in 1999.

     For the quarter and nine-month period ended September 30, 2000, cost of service fees were $1.2 million and $2.6 million, respectively, and reflect the costs of providing our genomics discovery services. Research and development expenses were $5.9 million for the quarter ended September 30, 2000, compared to $4.3 million in the corresponding period in 1999. For the nine-month period ended September 30, 2000, research and development expenses were $14.6 million, compared to $12.4 million in the corresponding period in 1999. The increase in research and development expenses for the quarter and for the nine-month period in 2000, as compared to the same periods in 1999, was due primarily to expenditures for scientific materials and supplies, personnel-related expenses, and facilities expenses related to internally applying our technologies in building a store of genomic information, and discovery programs and expanding our technology development and implementation activities. We expect research and development expenses to increase substantially due to planned spending for Lynx's internal programs, ongoing technology development and implementation, as well as new technology applications.

     General and administrative expenses increased to $1.6 million for the quarter ended September 30, 2000, compared to $1.1 million in the corresponding period in the previous year. For the nine-month period ended September 30, 2000, general and administrative expenses increased to $4.6 million, compared to $2.8 million in the same period in 1999. Contributing factors to the increase in expenses between years include increased personnel-related expenses and the costs of outside services. We expect to continue to incur substantial administrative expenses in support of our commercial, research and development and business development activities.

INTEREST INCOME, NET

     Net interest income was $0.2 million and $0.8 million for the third quarter and nine-month period ended September 30, 2000, respectively, compared to $0.2 and $0.9 million for the same respective periods in 1999. The 2000 periods reflected a decrease in interest income due to lower average cash balances and by higher interest expense, as compared to the 1999 periods.

OTHER INCOME, NET

     Other income was $9,000 in the quarter ended September 30, 2000, compared to $59,000 in the corresponding period in 1999. The 2000 and 1999 amounts were related primarily to sublease rental income on property previously occupied by Lynx. For the nine-month period ended September 30, 2000, other income was $3.2 million, compared to $86,000 in the same period in 1999. The 2000 other income was primarily related to a $3.1 million gain recognized from the receipt of 400,000 shares of common stock of Inex Pharmaceuticals Corporation ("Inex") pursuant to the terms of a 1998 agreement for the sale of our antisense program to Inex. The 1999 income was attributable to a gain on the sale of certain fixed assets no longer used in our operations and sublease rental income, offset by compensation-related payments associated with the sale of our former antisense therapeutics business.

INCOME TAXES

     The provision for income taxes for the quarter and nine-month periods ended September 30, 2000 and 1999 consist entirely of the our estimated alternative minimum tax amounts.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities of $11.9 million for the nine-month period ended September 30, 2000 differed from the net loss in 2000 primarily due to a decrease in deferred revenue and the receipt of common stock from the sale of our antisense program to Inex, partially offset by depreciation and amortization expense, an increase in accounts payable, and in deferred compensation expense. The 1999 amount of net cash used in operating activities of $2.4 million differed from the net loss in 1999 primarily due to an increase in deferred revenue from amounts received under agreements, partially offset by an increase in accounts receivable and a decrease in accounts payable.

     Net cash used by investing activities of $2.7 million for the nine-month period ended September 30, 2000, related primarily to capital expenditures, partially offset by the net maturities of short-term investments. Net cash used in investing activities of $8.0 million for the nine-month period ended September 30, 1999 related primarily to the net purchases of short-term investments and capital expenditures. Net cash provided by financing activities of $1.3 million for the nine-month period ended September 30, 2000, related primarily to the issuance of common stock upon exercise of stock option grants, and the proceeds, net of principal repayments, under an equipment loan arrangement. Net cash provided by financing activities of $3.3 million for the nine-month period ended September 30, 1999, related primarily to proceeds received under an equipment loan arrangement. Cash, cash equivalents, and short-term investments were $19.8 million at September 30, 2000.

     In late 1998, we entered into a financing agreement with a financial institution under which we drew down $4.8 million during 1999 for the purchase of equipment and certain other capital expenditures. We granted the lender a security interest in all items financed by us under this agreement. Each draw down under the loan has a term of 48 months from the date of the draw down. The original draw down period under the agreement expired on March 31, 2000. In September 2000, Lynx obtained additional financing of $950,000, under an amendment to the original financing agreement. As of September 30, 2000, the principal balance under loans outstanding under this agreement was approximately $4.6 million.

     We plan to use available funds for ongoing commercial and research and development activities, working capital and other general corporate purposes and capital expenditures. We expect capital investments during the remainder of 2000 will be comprised primarily of equipment purchases required in the normal course of business and expenditures for leasehold improvements. We intend to invest our excess cash in investment-grade, interest-bearing securities.

     We have obtained funding for our operations primarily through sales of preferred and common stock to venture capital investors, institutional investors and collaborators, revenues from contractual arrangements and interest income. The timing and amount of funds required for specific uses by us cannot be precisely determined at this time and will be based upon the progress and the scope of our collaborative and independent research and development projects; payments received under customer and collaborative agreements; our ability to establish and maintain customer and collaborative agreements; costs included in protecting intellectual property rights; legal and administrative costs; additional facilities capacity needs, and the availability of alternate methods of financing.

     We expect to incur substantial and increasing research and development expenses and intend to seek additional financing, as needed, through contractual arrangements with customers and collaborators and others, and through equity or debt offerings. There can be no assurance that any additional financing required by us will be available or, if available, will be on terms favorable to us. We believes that, at current spending levels, our existing capital resources, and interest income thereon, will enable it to maintain our current and planned operations through at least the next 12 months.

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

WE ARE DEPENDENT ON OUR CUSTOMERS AND COLLABORATIONS AND WILL NEED TO FIND ADDITIONAL CUSTOMERS AND COLLABORATORS IN THE FUTURE TO DEVELOP AND COMMERCIALIZE DIAGNOSTIC, THERAPEUTIC OR OTHER PRODUCTS.

     Our strategy for the development and commercialization of our technologies and potential products includes entering into collaborations, service agreements or licensing arrangements with pharmaceutical, biotechnology and agricultural companies. We do not have the resources to develop or commercialize diagnostic, therapeutic or other products on our own. We cannot assure you that we will be able to negotiate additional collaborative arrangements or contracts on acceptable terms, or at all, or that such collaborations or relationships will be successful.

     Substantially all of our revenues have been derived from corporate collaborations and agreements. Revenues from collaborations and other agreements depend upon continuation of the collaborations or relationships, the achievement of milestones and royalties derived from future products developed from our research and technologies. If we are unable to successfully achieve milestones or our customers and collaborators fail to develop successful products, we will not earn the revenues contemplated under such agreements. If existing agreements are not renewed, or if we are unable to enter into new customer or collaborative agreements on commercially acceptable terms, our revenues may decrease, and our activities may fail to lead to commercialized products.

     Our dependence on customer and collaborative arrangements with third parties subjects us to a number of risks. We have limited or no control over the resources that our collaborators may choose to devote to our joint efforts. Our collaborators may breach or terminate their agreements with us or fail to perform their obligations thereunder. Further, our collaborators may elect not to develop products arising out of our collaborative arrangements or may fail to devote sufficient resources to the development, manufacture, market or sale of such products. Some of our customers and collaborators could also become our competitors in the future. Our business could be harmed if our customers and collaborators:

     o do not develop commercially successful products using our technologies;

     o    develop competing products;

     o preclude us from entering into collaborations and other agreements with their competitors;

     o    fail to obtain necessary regulatory approvals; or

     o    terminate their agreements with us.

WE ARE AN EARLY STAGE COMPANY, SO OUR PROFITABILITY IS UNCERTAIN AND THERE IS A HIGH RISK OF FAILURE.

     You must evaluate us in light of the uncertainties and complexities affecting an early stage genomics company. Our products and services are still in the early stages of commercialization. Our technologies depend on the successful integration of independent technologies, each of which has its own development risks. We cannot assure you that our technologies will continue to be successfully developed, that our services will continue to be sought by customers and collaborators or that any products developed from our technologies will prove to be commercially successful. Further, we cannot assure you that we will be successful in expanding the scope of our research into new areas of pharmaceutical, biotechnology or agricultural research. Significant research and development, financial resources and personnel will be required to capitalize on our technologies. Commercialization of our technologies, whether through the sales of services, royalties or other arrangements, may not generate sufficient or sustainable revenues to enable us to be profitable.

WE HAVE A HISTORY OF NET LOSSES. WE EXPECT TO CONTINUE TO INCUR NET LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

     We have incurred net losses each year since our inception in 1992, including net losses of approximately $10.8 million in 1997, $4.3 million in 1998 and $6.7 million in 1999. As of September 30, 2000, we had an accumulated deficit of approximately $62.0 million. We expect these losses to continue for at least the next several years. The size of these net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses. Our research and development expenditures and general and administrative costs have exceeded our revenues to date, and we expect research and development expenses to increase substantially due to planned spending for ongoing technology development and implementation, as well as new applications. As a result, we expect our operating expenses will increase significantly in the near term, and consequently, we will need to generate significant additional revenues to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain profitability.

     Our ability to generate revenues and achieve profitability is dependent on many factors, including:

     o our ability to enter into additional corporate collaborations and agreements;

     o our ability, or that of our customers and collaborators, to discover genes and targets for drug discovery;

     o our customers' and collaborators' ability to develop diagnostic, therapeutic or other products from our drug discovery targets; and

     o the successful clinical testing, regulatory approval and commercialization of such products.

The time required to reach profitability is highly uncertain, and we cannot assure you that we will be able to achieve profitability on a sustained basis, if at all.

WE MAY NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE, WHICH MAY NOT BE AVAILABLE TO US.

     We have invested significant capital in our infrastructure and in our commercial, research and development and business development activities. We expect our capital and operating expenditures to increase over the next several years as we expand our operations. Our future capital requirements will depend on many factors, including:

     o the progress and scope of our collaborative and independent research and development projects;

     o    payments received under customer and collaborative agreements;

     o our ability to establish and maintain customer and collaborative arrangements;

     o the progress of the development and commercialization efforts under our collaborations and corporate agreements;

     o the costs associated with obtaining access to samples and related information; and

     o the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

     Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect. We may be unable to raise sufficient additional capital when we need it, on favorable terms or at all. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. The sale of equity or convertible debt securities in the future would be dilutive to our stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing or customer and collaborative agreements on unattractive terms.

OUR REVENUES DEPEND ON A SMALL NUMBER OF COLLABORATORS AND CUSTOMERS.

     To date, we have received a significant portion of our revenues from a small number of collaborators and customers. For the three-month period ended September 30, 2000, revenues from three collaborators and customers accounted for 5%, 61% and 32% of our revenues. For the three-month period ended September 30, 1999, revenues from two collaborators and customers accounted for 41% and 59% of our revenues. For the nine-month period ended September 30, 2000, revenues from three collaborators and customers accounted for 13%, 54% and 31% of our total revenues. For the same period in 1999, revenues from two collaborators and customers accounted for 39% and 61% of our total revenues. Our operating results may be harmed, if we lose one of these collaborators or customers and we are not able to attract new collaborators or customers.

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

     The biotechnology industry is highly fragmented and is characterized by rapid technological change. In particular, the area of genomics research is a rapidly evolving field. Competition among entities attempting to identify genes associated with specific diseases and to develop products based on such discoveries is intense. Many of our competitors have substantially greater research and product development capabilities and financial, scientific and marketing resources than we do.

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

     Any products that are developed through our technologies will compete in highly competitive markets. Our competitors may be more effective at using their technologies to develop commercial products. Further, we cannot assure you that our competitors will not obtain intellectual property rights that would limit the use of our technologies or the ability to commercialize diagnostic, therapeutic or other products using our technologies. As a result, our competitors may be able to more easily develop technologies and products that would render our technologies and products, and those of our customers and collaborators, obsolete and noncompetitive.

IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGIES, THIRD PARTIES MAY BE ABLE TO USE OUR TECHNOLOGY, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO COMPETE IN THE MARKET.

     Our success depends in part on our ability to obtain patents and maintain adequate protection of the intellectual property related to our technologies and products. The patent positions of biotechnology companies, including our patent position, are generally uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S., and many companies have encountered significant problems in protecting and defending their proprietary rights in foreign jurisdictions. We have applied, and will continue to apply, for patents covering our technologies, processes and products as and when we deem appropriate. However, these applications may be challenged or may fail to result in issued patents. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around our patents. In addition, our patents may be challenged or invalidated or fail to provide us with any competitive advantage.

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

THE LOSS OF KEY PERSONNEL OR THE INABILITY TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL COULD IMPAIR THE GROWTH OF OUR BUSINESS.

     We are highly dependent on the principal members of our management and scientific staff. The loss of any of these persons' services might adversely impact the achievement of our objectives and the continuation of existing collaborations or customer relationships. In addition, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. There is currently a shortage of skilled executives and employees with technical expertise, and this shortage is likely to continue. As a result, competition for skilled personnel is intense and turnover rates are high. Competition for experienced scientists from numerous companies and academic and other research institutions may limit our ability to attract and retain such personnel. We are dependent on our President and Chief Executive Officer, Norman J.W. Russell, Ph.D., and Chairman, Sam Eletr, Ph.D., the loss of whose services could have a material adverse effect on our business.

WE USE HAZARDOUS CHEMICALS AND RADIOACTIVE AND BIOLOGICAL MATERIALS IN OUR BUSINESS. ANY CLAIMS RELATING TO IMPROPER HANDLING, STORAGE OR DISPOSAL OF THESE MATERIALS COULD BE TIME CONSUMING AND COSTLY.

     Our research and development processes involve the controlled use of hazardous materials, including chemicals and radioactive and biological materials. Our operations produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our insurance coverage and our total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development and production efforts.

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

     Under our amended and restated certificate of incorporation, our board of directors has the authority, without further action by the holders of our common stock, to issue 2,000,000 additional shares of preferred stock from time to time in series and with preferences and rights as it may designate. These preferences and rights may be superior to those of the holders of our common stock. For example, the holders of preferred stock may be given a preference in payment upon our liquidation or for the payment or accumulation of dividends before any distributions are made to the holders of common stock.

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

RECENT PRONOUNCEMENTS COULD IMPACT OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS.

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires Lynx to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in the other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for Lynx's year ending December 31, 2001. Lynx does not currently hold any derivatives and does not expect this pronouncement to materially impact results of operations.

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

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which contains rules designed to clarify the application of APB 25. FIN 44 was effective on July 1, 2000 and adopted by Lynx at that time. The adoption of FIN 44 did not have am material impact on our operating results or financial position.

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

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a) Exhibits - The following documents are filed as Exhibits to this report:

          EXHIBIT NUMBER                 DESCRIPTION
          --------------                 -----------
               27.1                Financial Data Schedule


     b) Reports on Form 8-K - No reports on Form 8-K were filed during the three-month period ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LYNX THERAPEUTICS, INC.


                                       /s/ Norman J.W. Russell
                                       -----------------------------------------
                                       By: Norman J.W. Russell, Ph.D.
                                           President and Chief Executive Officer
                                       Date: November 14, 2000


                                       /s/ Edward C. Albini
                                       -----------------------------------------
                                       By: Edward C. Albini
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)
                                       Date: November 14, 2000

                                 EXHIBIT INDEX

          EXHIBIT NUMBER                 DESCRIPTION
          --------------                 -----------
               27.1                Financial Data Schedule