Form 10-K405
period 2000-12-31
LYNX THERAPEUTICS INC
filed 2001-03-30
CIK 913275

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, $.01 PAR VALUE PER SHARE

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        The number of shares of common stock of the Registrant outstanding as of February 15, 2001, was 11,459,521. The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant, based upon the closing price of the Common Stock reported on the Nasdaq National Market on February 15, 2001, was $108,953,607.

================================================================================

                             LYNX THERAPEUTICS, INC.

                             FORM 10-K ANNUAL REPORT

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2000

                                TABLE OF CONTENTS


PART I

Item 1.   Business ...................................................................................       1

Item 2.   Properties .................................................................................      17

Item 3.   Legal Proceedings ..........................................................................      17

Item 4.   Submission of Matters to a Vote of Security Holders ........................................      17

PART II

Item 5.   Market for Registrants Common Equity and Related Stockholder Matters .......................      18

Item 6.   Selected Financial Data ....................................................................      19

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations .................................................................................      20

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk .................................      24

Item 8.   Consolidated Financial Statements and Supplementary Data ...................................      25

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .......      43

PART III

Item 10.  Directors and Executive Officers of the Registrant .........................................      44

Item 11.  Executive Compensation .....................................................................      46

Item 12.  Security Ownership of Certain Beneficial Owners and Management .............................      48

Item 13.  Certain Relationships and Related Transactions .............................................      49

PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K .............................      50

Signatures ...........................................................................................      52

                                     PART I

ITEM 1. BUSINESS

        Except for the historical information contained herein, this report contains certain information that is forward-looking in nature. Examples of forward-looking statements include statements regarding Lynx's future financial results, operating results, product successes, business strategies, projected costs, future products, competitive positions and plans and objectives of management for future operations. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. In addition, statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. These statements involve known and unknown risks and uncertainties that may cause Lynx's or its industry's results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed under the captions "Business," "Business -- Business Risks" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These and many other factors could affect the future financial and operating results of Lynx. Lynx undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

        Megaclone, MPSS, Megasort, Megatype and Protein ProFiler are trademarks of Lynx Therapeutics, Inc.

OVERVIEW

        We are a leader in the development and application of novel technologies for the discovery of gene expression patterns and genomic variations important to the pharmaceutical, biotechnology and agricultural industries. These technologies are based on Megaclone, our unique and proprietary cloning procedure. Megaclone transforms a sample containing millions of DNA molecules into one made up of millions of micro-beads, each of which carries approximately 100,000 copies of one of the DNA molecules in the sample. In contrast to conventional cloning, in which an individual DNA molecule is selected from a sample and amplified into many copies for analysis or identification, we can capture on one set of micro-beads clones of nearly all the DNA sequences that characterize a sample. Once attached to the micro-beads, these clones can be handled and subjected to experiments and analyses all at the same time. Megaclone thereby enables many analyses or characterizations to be conducted that would otherwise be too cumbersome or onerous to conduct using conventional procedures where each clone must be addressed individually. Based on Megaclone, we have developed a suite of applications that have the potential to enhance the pace, scale and quality of genomics and genetics research programs. Currently, our principal collaborators and customers are BASF AG, E.I. DuPont de Nemours and Company, Aventis CropScience GmbH, Oxagen Limited Hybrigenics S.A., Genomics Collaborative Inc., Molecular Engines Laboratories SA, the Institute of Molecular and Cell Biology, Phytera, Inc. and Celera Genomics. Additionally, we have provided a license for the use of certain of our technologies to Takara Shuzo Co. Ltd.

        Technologies we have developed that leverage the power of Megaclone are:

        - Massively Parallel Signature Sequencing, or MPSS -- which generates simultaneously, from a million or more Megaclone micro-beads, sequence information that uniquely identifies a sample's DNA molecules without the need for individual conventional sequencing reactions, and produces a comprehensive quantitative profile of gene expression in cells or tissues; and

        - Megasort -- which enables researchers to focus on potential target genes by permitting, from a single experiment, the direct physical isolation of nearly all the genes differentially expressed between samples.

        We are also developing the following application based on Megaclone:

        - Megatype -- which, when fully developed, should enable a single experiment to yield directly, without individual genotyping, those disease- or trait-associated single nucleotide polymorphisms, or SNPs, that differentiate large populations of genomes.

        We are developing additional applications of these technologies, as well as new technologies aimed at addressing the needs of the pharmaceutical, biotechnology and agricultural industries. For example, we are working on a new separation technology in the area of proteomics to provide high-resolution analysis of complex mixtures of proteins from cells or tissues of interest.

        In addition to our and our licensee's work with collaborators and customers, we intend to apply our suite of technologies in selected biological areas to develop products internally to discover and then license or sell gene targets, validated gene targets, genetic associations, genomic maps and other products. For example, we are pursuing projects directed to gene discovery and target validation in immunopathology and, through BASF-LYNX, our joint venture with BASF, central nervous system disorders.

INDUSTRY BACKGROUND

        The publication of the first draft sequence of the human genome was a milestone in the history of genetics and genomics. However, the remaining challenge for researchers in industry and academia alike is to explore the multitude of genomic variations and to discover, from the analysis of these differences, the functions of genes and their roles in health and disease. It is this work, post genome-sequencing, that is expected to lead to commercial opportunities and ultimately to the discovery of new therapies for unmet medical needs and to provide the basis for the emerging fields of pharmacogenetics and individualized patient therapy.

        Many diseases result from a malfunction of the genetically programmed protective response to insults, such as trauma, infection, stress or an inherited mutant gene. That malfunction may result in inadequate, misguided or exaggerated gene expression, unfolding a complex pathogenic process which may resolve itself, linger chronically or evolve with increasingly destructive effects in a manner quite removed from, and even independent of, the original insult. Analyzing which genes are expressed in a cell or tissue, the level of expression can illustrate which physiological pathways are active in the cell and to what degree. By understanding when and where abnormal gene expression occurs and the changes in expression that a drug can cause, the physiological pathways implicated in disease and drug action can be pinpointed. This knowledge could be used to help discover drug targets, screen drug leads, predict a compound's toxic effects, anticipate pharmacological responses to drug leads and tailor clinical trials to the specific needs of subgroups within a population. By recognizing gene expression patterns, researchers, and ultimately physicians, may also be able to determine which treatments are likely to be effective for a specific condition and which may be ineffective or harmful.

        Genomic approaches to therapeutics seek to identify genes connected to the origin of a disease. Searches to identify such genes generally are laborious and involve a very large amount of conventional DNA sequencing to identify genes or gene fragments. This knowledge of genes is a first step only. While it may pave the way for the development of better diagnostics, it may not necessarily lead to a successful therapy. For example, while a particular gene, or absence of a gene, may predispose a person to a cancer, an entirely different set of genes is likely to govern the tumor and its metastases. Hence, in addition to understanding the cause of disease, it is important to understand entire networks of genes and their functions in both healthy and diseased states in order to identify the optimal targets for therapy.

        One approach to genomics research is based on the study of gene expression and regulation of gene expression in cells in differing states or conditions. Gene expression in a cell consists of transcription, the process which converts the genetic information encoded in the double-stranded DNA of a gene into mRNA, and translation, the process which converts the genetic information encoded in mRNA into a specific protein molecule. At any one time, any particular human cell expresses thousands of genes. A different number of copies of each mRNA type will be present in each sample depending upon the particular cell, its function and its environmental conditions at the time. Thus, a cell will contain, at any one time, tens of thousands of different mRNAs, in various quantities, for a total on the order of one million or more mRNA molecules.

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

        If a SNP correlation to a disorder is proven, it would point to those regions of the genome in which the sequences responsible for the disorder may be located. However, to discover such regions, it is currently believed that one would have to test several hundred individual genomes for the presence or absence of tens of thousands, if not more, SNPs. Thus, there is a real need to employ a technology that can quickly and efficiently determine which of these thousands of SNPs are significantly associated with diseases in large populations of patients and thereby provide a relevant set of SNPs for downstream genotyping of individuals.

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

        By this process, each tagged DNA molecule in the original sample is converted into a micro-bead carrying about 100,000 copies of the same sequence. Therefore, in a few steps, our Megaclone technology can transform a complex mixture of a million or more individual DNA molecules into a usable format that provides the following benefits:

        - substantially all the different DNA molecules present in a sample are represented in the final micro-bead collection;

        - these million or more DNA molecules can be analyzed simultaneously in various applications; and

        - the need for storing and handling millions of individual DNA clones is eliminated.

Megaclone is the foundation for our analytical applications, including MPSS, which provides gene sequence information and high-resolution gene expression information, Megasort, which provides focused sets of differentially expressed genes and potential gene targets, and Megatype, which is expected to provide SNP disease- or trait-association information.

OUR BUSINESS STRATEGY

        We intend to apply our technologies to maximize the value of human, animal and plant genomic information for our licensee's, collaborators and customers and ourselves through high-resolution gene expression analysis and in the discovery and characterization of important genetic variations. Now that the majority of our technologies have been reduced to practice, we intend to enlarge our presence in the pharmaceutical, biotechnology, agricultural and other commercially important markets. We believe many drug discovery and development companies now recognize the need for significantly greater resolution and scope in their genomics and genetics research.

        The primary elements of our business strategy are:

        -       Pursue selected internal programs to capture greater value

        We intend to use our technologies to discover and develop gene targets, validated gene targets, genetic associations, genomic maps or other products in selected fields. Through these internal programs, we will endeavor to create valuable drug discovery information and related intellectual property that we could license to third parties. If successful, we could realize revenues from licensing our discoveries through licensing fees, milestone payments and royalties or profit-sharing. For example, we have initiated a program directed to the discovery and validation of targets in the field of immunopathology.

        -       Collaborate with others with whom we can create value

        We will seek to collaborate with companies and research institutions under arrangements in which we provide access to our technologies, and our collaborators provide access to well-defined clinical samples and/or biological expertise. Through these programs, we will endeavor to create valuable drug discovery information and related intellectual property that could be licensed to third parties. If successful, we could realize revenues through a share in any licensing or commercialization by us or our collaborators.

        - Provide high-resolution gene expression information for use in databases

        We intend to use our technologies, particularly MPSS, to produce high-resolution gene expression information from cells or tissues for inclusion in databases. We believe the distinguishing feature of the information that Lynx could produce is that it represents a comprehensive quantitative profile of gene expression in cells or tissues. Our approach could be either to assemble this information on our own or with a partner in a database format, accessible to others for an access fee and/or continuing subscriptions, or to provide this information to others for inclusion in their existing database products, in return for services fees in producing the information and/or a share of the revenues or profits from the commercialization of the database.

        - Provide high-resolution gene expression information for the specific programs of others

        With the assumed accessibility to databases containing high-resolution gene expression information on cells or tissues for comparative purposes, we expect that pharmaceutical, biotechnology, agricultural and other companies will engage us to produce a comprehensive quantitative profile of gene expression in cells or tissues for their specific interests, such as in diseased, abnormal or induced states or conditions. In these arrangements, we could provide information content for each company's specific internal database or programs. In return, we could earn services fees in producing the information and/or a share of the revenues or profits from the commercialization of a product stemming from the use the information by the company.

        -       Continue to grow our genomics discovery services

        We have generated revenues through agreements for genomics discovery services. We plan to continue to provide such services to pharmaceutical, biotechnology and agricultural companies for use in their discovery, development and commercialization efforts. The revenue sources from these arrangements typically include technology access and services fees. We have provided a license for the use of certain of our technologies to Takara. The license provides Takara with the right in Japan, Korea and China, including Taiwan, to use our technologies exclusively for at least five years, and non-exclusively thereafter, to provide genomics discovery services and to manufacture and sell microarrays containing content identified by our technologies. Takara also receives from us a non-exclusive license right to manufacture and sell such microarrays elsewhere throughout the world.

        - Develop new technologies and additional applications of our technologies

        We intend to continue to develop creative solutions to complex biological problems. We are currently focused on reducing to commercial practice our Megatype technology in order to extract from large populations those genomic fragments exhibiting SNPs and associate these SNPs with traits or diseases. We may further develop our technology to apply it to individual genotyping which would determine the relevant SNPs present in an individual. We are also working in the area of proteomics to provide a means of high-resolution analysis of complex mixtures of proteins from cells or tissues.

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

        MPSS enables the simultaneous identification of nearly all the DNA molecules in a sample. With MPSS, one million or more Megaclone micro-beads are fixed in a single layer array in a flow cell, so solvents and reagents can be washed over the micro-beads in each cycle of the process. Our proprietary protocol elicits from the Megaclone micro-beads sequence-dependent fluorescent responses, which are recorded by a charged coupled device ("CCD") camera after each cycle. The process produces short 16- to 20-base-pair signature, or identifying, sequences, without requiring fragment separation and separate sequencing reactions as in conventional DNA sequencing approaches. We have developed proprietary instrumentation and software to automate the delivery of reagents and solutions used in our sequencing process and to compile, from the images obtained at each cycle, the signature sequences that result from each experiment.

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

        We currently have over 30 operational proprietary MPSS instruments. We are utilizing MPSS to generate high-resolution expression data in several biological systems for our collaborators and customers and for ourselves. These data are being derived from tissues and samples that have been prioritized by our collaborators and customers, in addition to those identified by our research teams for our internal programs. We will also generate data that can be delivered directly to our customers to identify new genes and otherwise enhance their databases.

        MPSS delivers gene sequence information and high-resolution gene expression information and could enable the construction of high-resolution gene expression databases from cells or tissues of interest.

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

Megasort delivers focused sets of differentially expressed genes and potential gene targets.

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

        Megatype is designed to identify SNPs that are differentially represented in two populations of individuals. DNA fragments that exhibit a specific class of SNPs in the combined populations are selected by a proprietary method and loaded onto micro-beads with our Megaclone technology. Using fluorescently labeled probes, prepared through the same proprietary method, from the two separate populations, micro-beads bearing SNP-containing fragments that are under- or over-represented in either of the two populations are easily separated using the FACS. No prior knowledge of the SNP sequences or where they are located in the genome is required to conduct this analysis.

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

COLLABORATIONS AND CUSTOMERS

  BASF and BASF-LYNX

        In October 1996, we entered into an agreement with BASF to provide them with nonexclusive access to certain of our genomics discovery services. In connection with certain technology development accomplishments, BASF paid us a technology access fee of $4.5 million in the fourth quarter of 1999. BASF's access to our genomics discovery services is for a minimum of two years and requires BASF to purchase services at a minimum rate of $4.0 million per year. BASF paid us $4.0 million in each of the fourth quarters of 1999 and 2000 for genomics discovery services to be performed by us.

        In 1996, we formed a joint venture company with BASF called BASF-LYNX Bioscience AG. BASF-LYNX is located in Heidelberg, Germany. BASF-LYNX began operations in 1997 and is employing our technologies to discover and validate novel gene targets for central nervous system ("CNS") disorders. We have contributed access to our technologies to BASF-LYNX in exchange for an initial 49% equity ownership. BASF, by committing to provide research funding to BASF-LYNX of DM50 million (or approximately $23.3 million based on a March 2001 exchange rate) over a five-year period beginning in 1997, received an initial 51% equity ownership in BASF-LYNX. In 1998, BASF agreed to provide an additional $10 million in research funding to BASF-LYNX, of which $4.3 million was paid to us for technology assets related to a CNS program.

  DuPont

        In October 1998, we entered into a research collaboration agreement with DuPont to apply our technologies on an exclusive basis to the study of certain crops and their protection. Under the terms of the agreement, we could receive payments over a five-year period for genomics discovery services, the achievement of specific technology milestones and the delivery of genomic maps of specified crops. An initial payment of $10 million for technology access was received at the execution of the agreement, with additional minimum service fees of $12 million to be received by us over a three-year period that commenced in January 1999. In the fourth quarter of 1999, we achieved a technology milestone under the agreement that resulted in a $5 million payment from DuPont.

  Aventis CropScience

        In March 1999, Aventis Pharmaceuticals, formerly Hoechst Marion Roussel, Inc., obtained nonexclusive access to certain of our genomics discovery services for the benefit of its affiliate, Aventis CropScience. We received an initial payment for genomics discovery services to be performed by us for Aventis CropScience. The service period, which was renewed in March 2000, ends on March 31, 2001, subject to renewal for up to two additional one-year periods.

        In September 1999, we signed a three-year research collaboration agreement with Aventis CropScience. Aventis CropScience will receive exclusive access to certain of our genomics discovery services for the study of certain plants, which is aimed at developing new crop varieties and other agricultural products. Under the terms of the agreement, Aventis CropScience paid us a technology access fee upon execution of the agreement. We can earn additional fees for the performance of genomics discovery services, the delivery of genomic maps of certain plants and milestone payments and licensing fees related to the discovery of trait-associated SNPs for the subject plants.

  Oxagen

        In May 1999, we entered into an agreement with Oxagen to collaborate on a program to discover and validate disease-associated SNPs using our Megatype technology. The program initially focuses on inflammatory bowel disease, but the companies may extend it to other common human disorders. Under the terms of the agreement, we could receive licensing fees and royalties or otherwise share in the revenues, if any, from the licensing or sale and subsequent commercialization of related products by Oxagen or third parties.

  Hybrigenics

        In May 2000, we entered into an agreement with Hybrigenics to collaborate on a program to discover expressed genes and protein interactions and pathways in human obesity, through applying our Megasort and MPSS technologies and Hybrigenics' technologies. The goal is to use the findings to create new diagnostics and treatments for this important disease area. Under the terms of the agreement, we could share in the profits, if any, from the licensing or sale of the scientific results of the collaboration to a third party.

  Genomics Collaborative

        In August 2000, we entered into an agreement with Genomics Collaborative to conduct a comprehensive genome-wide scan for single nucleotide polymorphisms, or SNPs, that are associated with type 2 diabetes, also known a non-insulin dependent diabetes mellitus, using our Megatype technology. Under the terms of the agreement, we could share in the profits, if any, from the licensing or sale of the scientific results of the collaboration to a third party.

  Molecular Engines Laboratories

        In October 2000, we entered into an agreement with Molecular Engines Laboratories SA (MEL) to collaborate on a program to identify differentially expressed genes associated with tumor reversion, through applying our Megasort technology to cancer cell lines provided by MEL. MEL plans to incorporate the findings into its overall research in the areas of tumor reversion, tumor suppression, programmed cell death, cell growth arrest and other processes involving cell death. Elucidation of the differentially expressed genes could lead to the development of research, diagnostic and therapeutic products or services in the cancer field. Under the terms of the agreement, we will receive payments from MEL for genomic discovery services as well as royalty payments from the commercialization of any products or services stemming from the scientific results of the research program.

   Institute of Molecular and Cell Biology

        In October 2000, we entered into an agreement with the Institute of Molecular and Cell Biology, or IMCB, an institute affiliated with the National University of Singapore, to collaborate on a broad program designed to discover genes and molecular mechanisms involved in cancer, infectious diseases and other diseases prevalent in Asia Pacific. We will apply our Megasort and MPSS technologies to samples provided by the IMCB to discover differentially expressed genes. The IMCB will then use these discoveries to further characterize the genes involved in the disease processes, using their technologies and biological expertise. The data from the combined program are expected to provide unique insights into diseases that could lead to research, diagnostics and therapeutic products or services. Under the terms of the agreement, we will receive from the IMCB payments for technology access fees and for genomics discovery services to be performed by Lynx. Additionally, we could share in the profits, if any, from the licensing or sale of the scientific results of the collaboration to a third party.

  Takara

        In November 2000, we entered into a technology licensing agreement with Takara Shuzo Co. Ltd. of Japan. The license provides Takara with the right in Japan, Korea and China, including Taiwan, to use our proprietary Megaclone, Megasort and MPSS technologies exclusively for at least five years, and non-exclusively thereafter, to provide genomics discovery services and to manufacture and sell microarrays containing content identified by our technologies. Takara also receives a non-exclusive license right to manufacture and sell such microarrays elsewhere throughout the world. Under the terms of the agreement, we will receive from Takara payments for technology access fees, royalties on sales of microarrays and revenues from genomics discovery services, the sale to Takara of proprietary reagents used in applying our technologies and purchases of Lynx common stock.

   Phytera

        In January 2001, we entered into a collaboration with Phytera, Inc. to identify genes from plants involved in the biosynthesis of anti-oxidant polyphenols, naturally occurring compounds with nutraceutical and pharmaceutical activity. Phytera will select plant species from its culture libraries and apply its proprietary ExPAND(R) manipulation technology to regulate the expression of the metabolic pathways and genes responsible for the production of specific anti-oxidant polyphenolic compounds. We will then use our proprietary Megasort technology to identify genes activated after target compounds are induced. Lynx and Phytera intend to validate gene targets and jointly commercialize the genes with other partners in the nutraceutical and pharmaceutical sectors.

   Celera

        In March 2001, we entered into two agreements with Celera Genomics. The first agreement involves the integration of sets of Lynx's high-resolution gene expression data, derived from normal human tissues analyzed using Lynx's MPSS technology, into Celera's database products for distribution to Celera's customers through the Celera Discovery System (CDS). Under a second agreement, Lynx will apply its MPSS technology to perform additional gene expression analyses of various tissues for Celera and to help supplement the Lynx database offering.

COMPETITION

        Competition among entities attempting to identify the genes associated with specific diseases and to develop products based on such discoveries is intense. We face, and will continue to face, competition from pharmaceutical, biotechnology and agricultural companies, academic and research institutions and government agencies, both in the United States and abroad. Several entities are attempting to identify and patent randomly sequenced genes and gene fragments, while others are pursuing a gene identification, characterization and product development strategy based on positional cloning. We are aware that certain entities are using a variety of gene expression analysis methodologies, including chip-based systems, to attempt to identify disease-related genes. In addition, numerous pharmaceutical companies are developing genomic research programs, either alone or in partnership with our competitors. Competition among such entities is intense and is expected to increase. In order to successfully compete against existing and future technologies, we will need to demonstrate to potential customers that our technologies and capabilities are superior to those of competitors.

        Some of our competitors have substantially greater capital resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than us. These competitors may discover, characterize or develop important genes, drug targets or drug leads, drug discovery technologies or drugs in advance of our customers or us or which are more effective than those developed by our collaborators and customers or us. They may also obtain regulatory approvals for their drugs more rapidly than our collaborators or customers will, any of which could have a material adverse effect on our business. Moreover, our competitors may obtain patent protection or other intellectual property rights that could limit our rights or our collaborators' and customers' abilities to use our technologies or commercialize therapeutic, diagnostic or agricultural products. We also face competition from these and other entities in gaining access to cells, tissues and nucleic acid samples for use in our discovery programs.

INTELLECTUAL PROPERTY

        We are pursuing a strategy designed to obtain United States and foreign patent protection for our core technologies. Our long-term commercial success will be dependent in part on our ability to obtain commercially valuable patent claims and to protect our intellectual property portfolio. As of December 31, 2000, we owned or controlled 63 issued patents and 117 pending patent applications in the United States and foreign countries relating to our genomics technologies.

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

        With respect to proprietary know-how that is not patentable and for processes for which patents are difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. We intend to maintain several important aspects of our technology platform as trade secrets. While we require all employees, consultants, collaborators, customers and licensees to enter into confidentiality agreements, we cannot be certain that proprietary information will not be disclosed or that others will not independently develop substantially equivalent proprietary information.

RESEARCH AND DEVELOPMENT EXPENDITURES

        We have devoted our efforts primarily to research and development. Research and development expenses were $19.8 million for the year ended December 31, 2000, $15.5 million for the year ended December 31, 1999 and $13.2 million for the year ended December 31, 1998.

SCIENTIFIC ADVISORS

        Our principal scientific advisor:

        Sydney Brenner, M.B., D.Phil., is a distinguished Professor at the Salk Institute of Biological Studies in La Jolla, California. From July 1996 to January 2001, Dr. Brenner served as Director and President of The Molecular Sciences Institute, a non-profit research institute in Berkeley, California. Until his retirement in 1996, Dr. Brenner was Honorary Professor of Genetic Medicine, University of Cambridge School of Clinical Medicine, Cambridge, England. Dr. Brenner is known for his work on genetic code and the information transfer from genes to proteins, and for his pioneering research on the genetics and development of the nematode. Dr. Brenner is a Fellow of the Royal Society
(1995) and a Foreign Associate of the U.S. National Academy of Sciences (1977) and has received numerous awards of recognition, including the Albert Lasker Medical Research Award (1991), the Genetics Society of America Medal (1987) and the Kyoto Prize (1990). Dr. Brenner is the principal inventor of Lynx's bead-based technologies.

EMPLOYEES

        As of December 31, 2000, we employed 156 full-time employees, of which 128 were engaged in research and development activities and 28 in finance and administrative activities. We believe we have been successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intense. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

                                 BUSINESS RISKS

        Lynx's business faces significant risks. These risks include those described below and may include additional risks of which Lynx is not currently aware or which Lynx currently does not believe are material. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. These risks should be read in conjunction with the other information set forth in this report.

OUR TECHNOLOGIES ARE NEW AND UNPROVEN AND MAY NOT ALLOW US OR OUR COLLABORATORS TO IDENTIFY GENES OR TARGETS FOR DRUG DISCOVERY.

        Our technologies are new and unproven. The application of these technologies is in too early a stage to determine whether they can be successfully implemented. These technologies assume information about gene expression and gene sequences that may enable scientists to better understand complex biological processes. Relatively few therapeutic products based on gene discoveries have been successfully developed and commercialized. Our technologies may not enable us or our collaborators to identify genes or targets for drug discovery. To date, no targets for drug discovery have been identified based on our technologies.

WE ARE DEPENDENT ON OUR COLLABORATIONS AND WILL NEED TO FIND ADDITIONAL COLLABORATORS IN THE FUTURE TO DEVELOP AND COMMERCIALIZE DIAGNOSTIC OR THERAPEUTIC PRODUCTS.

        Our strategy for the development and commercialization of our technologies and potential products includes entering into collaborations, service agreements or licensing arrangements with pharmaceutical, biotechnology and agricultural companies. We do not have the resources to develop or commercialize diagnostic or therapeutic products on our own. We cannot assure you that we will be able to negotiate additional collaborative and other arrangements or contracts on acceptable terms, or at all, or that such collaborations or relationships will be successful.

        Substantially all of our revenues have been derived from corporate collaborations and agreements. Revenues from collaborations and related agreements depend upon continuation of the collaborations, the achievement of milestones and royalties derived from future products developed from our research and technologies. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under such collaborative agreements. If existing agreements are not renewed, or if we are unable to enter into new collaborative and other agreements on commercially acceptable terms, our revenues may decrease, and our activities may fail to lead to commercialized products.

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

WE HAVE A HISTORY OF NET LOSSES. WE EXPECT TO CONTINUE TO INCUR NET LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

        We have incurred net losses each year since our inception in 1992, including net losses of approximately $4.3 million in 1998, $6.7 million in 1999 and $13.3 million in 2000. As of December 31, 2000, we had an accumulated deficit of approximately $66.7 million. We expect these losses to continue for at least the next several years. The size of these net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses. Our research and development expenditures and general and administrative costs have exceeded our revenues to date, and we expect research and development expenses to continue to increase due to planned spending for ongoing technology development and implementation, as well as new applications. As a result, we will need to generate significant additional revenues to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain profitability.

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

        -       payments received under collaborative and other agreements;

        - our ability to establish and maintain collaborative and other arrangements;

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

OUR REVENUES DEPEND ON A SMALL NUMBER OF COLLABORATORS AND CUSTOMERS.

        To date, we have received a significant portion of our revenues from a small number of collaborators and customers. For the year ended December 31, 2000, revenues from 3 collaborators and customers accounted for 51%, 29% and 11% of our total revenues. For the year ended December 31, 1999, revenues from 3 collaborators and customers accounted for 81%, 13% and 5% of our total revenues. For the year ended December 31, 1998, revenues from three collaborators and customers accounted for 61%, 33% and 5% of our total revenues. Our operating results may be harmed, if we lose one of these collaborators or customers and we are not able to attract new collaborators or customers.

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

        Our ability to obtain collaborators and customers for our technologies and products depends in significant part upon the perception that our technologies and products can help accelerate their drug discovery and genomics efforts. Our sales cycle is typically lengthy, because we need to educate our potential collaborators and customers and sell the benefits of our products to a variety of constituencies within such companies. In addition, we may be required to negotiate agreements containing terms unique to each collaborator or customer. We may expend substantial funds and management effort with no assurance that we will successfully sell our technologies and products. Actual and proposed consolidations of pharmaceutical companies have negatively affected, and may in the future negatively affect, the timing and progress of our sales efforts.

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

THE LOSS OF KEY PERSONNEL OR THE INABILITY TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL COULD IMPAIR THE GROWTH OF OUR BUSINESS.

        We are highly dependent on the principal members of our management and scientific staff. The loss of any of these persons' services might adversely impact the achievement of our objectives and the continuation of existing collaborations. In addition, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. There is currently a shortage of skilled executives and employees with technical expertise, and this shortage is likely to continue. As a result, competition for skilled personnel is intense and turnover rates are high. Competition for experienced scientists from numerous companies and academic and other research institutions may limit our ability to attract and retain such personnel. We are dependent on our President and Chief Executive Officer, Norman J.W. Russell, Ph.D., the loss of whose services could have a material adverse effect on our business.

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

        - developments in our relationships with current or future collaborators, customers or licensees; and

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

RECENT PRONOUNCEMENTS COULD IMPACT OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS.

        In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in the other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for our year ending December 31, 2001. We do not currently hold any derivatives and we do not expect this pronouncement to materially impact results of operations.

        In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which must be adopted in the fourth quarter of 2000. SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue in financial statements and specifically addresses revenue recognition for non-refundable technology access fees. We believe that our revenue recognition policies prior to adoption of SAB 101 complied with the requirements of SAB 101.

        In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which contains rules designed to clarify the application of APB Opinion No. 25. FIN 44 was effective on July 1, 2000 and adopted by us at that time. The adoption of FIN 44 did not have a material impact on our operating results or financial position.

ITEM 2. PROPERTIES

        In February 1998, we entered into a noncancelable operating lease for facilities space of approximately 111,000 square-feet in two buildings in Hayward, California. Currently, our corporate headquarters, principal research and development facilities and production facilities are located in one of the two buildings. The remaining space will be developed and occupied in phases, depending on our growth. The lease runs through December 2008. We have an option to extend the lease for an additional five-year period, subject to certain conditions. We have leased approximately 37,000 square feet of additional space in one of the buildings for further expansion purposes.

        In June 1998, Lynx GmbH entered into a noncancelable operating lease for facilities space of approximately 6,300 square-feet in Heidelberg, Germany, to house its operations. The space will be developed and occupied in phases, depending on the growth of the organization. The lease terminates in June 2005. A portion of this space is currently being subleased by BASF-LYNX.

        In August 1993, we entered into a noncancelable operating lease for another facility that expires on July 31, 2003. In 1998, we entered into an agreement to sublease a portion of this space, and in 1999, through a subsequent agreement, subleased the remaining portion of the facility. The term of the sublease runs through July 2003. Rent from the sublease is sufficient to cover the rent and other operating expenses incurred by Lynx under the terms of the 1993 lease.

ITEM 3. LEGAL PROCEEDINGS

        We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders in the quarter ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        On December 30, 1997, we listed our common stock on the Nasdaq National Market. Prior to December 30, 1997, there was no established public trading market for our voting stock. Our common stock trades on the Nasdaq National Market under the symbol LYNX. The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported by the Nasdaq National Market:


                                         COMMON STOCK PRICE
                                         ------------------
                                          HIGH         LOW
                                         ------      ------
YEAR ENDED DECEMBER 31, 1999
  First Quarter ...................      $15.00      $ 8.88
  Second Quarter ..................       12.69        9.44
  Third Quarter ...................       15.75       10.63
  Fourth Quarter ..................       37.00        9.13
YEAR ENDED DECEMBER 31, 2000
  First Quarter ...................      $96.88      $24.06
  Second Quarter ..................       47.56       14.25
  Third Quarter ...................       48.75       24.00
  Fourth Quarter ..................       31.25        7.25


        As of March 22, 2001, there were approximately 2,400 stockholders of record of our common stock. On March 22, 2001, the last reported sale price of our common stock was $7.50.

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

        The Consolidated Statement of Operations Data for the years ended December 31, 1998, 1999 and 2000 and the Consolidated Balance Sheet Data as of December 31, 1999 and 2000 have been derived from our audited consolidated financial statements included elsewhere in this report. The Consolidated Statement of Operations Data for the years ended December 31, 1996 and 1997 and the Consolidated Balance Sheet Data as of December 31, 1996, 1997 and 1998 have been derived from our audited financial statements that are not included in this report. Historical results are not necessarily indicative of future results. See the Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per share.


                                                                            YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------------------
                                                       1996           1997           1998           1999           2000
                                                     --------       --------       --------       --------       --------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS  OF  OPERATIONS DATA:
Revenues:
  Technology access and services fees .........      $  1,958       $  3,875       $  2,625       $  7,833       $ 12,389
  Collaborative research and other ............         7,791            707          4,380          5,042            235
                                                     --------       --------       --------       --------       --------
          Total revenues ......................         9,749          4,582          7,005         12,875         12,624
Operating costs and expenses:
  Cost of services fees .......................            --             --             --            828          3,652
  Research and development ....................        12,545         14,226         13,166         15,510         19,761
  General and administrative ..................         3,170          1,930          2,141          4,175          6,170
                                                     --------       --------       --------       --------       --------
          Total operating costs and expenses ..        15,715         16,156         15,307         20,513         29,583
                                                     --------       --------       --------       --------       --------
Loss from operations ..........................        (5,966)       (11,574)        (8,302)        (7,638)       (16,959)
Interest and other income, net ................           585            753          4,106          1,232          4,158
                                                     --------       --------       --------       --------       --------
Loss before provision for income taxes ........        (5,381)       (10,821)        (4,196)        (6,406)       (12,801)
Provision for income taxes ....................            10             --            151            258            500
                                                     --------       --------       --------       --------       --------
Net loss ......................................      $ (5,391)      $(10,821)      $ (4,347)      $ (6,664)      $(13,301)
                                                     ========       ========       ========       ========       ========
Basic and diluted net loss per share ..........      $  (2.45)      $  (3.09)      $  (0.45)      $  (0.60)      $  (1.17)
Shares used in per share computation ..........         2,197          3,501          9,642         11,128         11,388


                                                                                   DECEMBER 31,
                                                           -----------------------------------------------------------
                                                             1996         1997         1998         1999         2000
                                                           -------      -------      -------      -------      -------
                                                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments ...      $14,082      $24,930      $23,862      $30,786      $18,798
Working capital .....................................        9,118       21,875       20,834       25,042       10,887
Total assets ........................................       18,412       29,267       40,334       51,638       39,215
Notes payable -- noncurrent portion .................           --           --           --        3,471        3,077
Stockholders' equity ................................      $10,732      $25,590      $23,457      $19,646      $ 6,222


SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA


                                                            FISCAL YEAR 2000 QUARTER ENDED
                                                 -----------------------------------------------------
                                                 MAR. 31        JUNE 30        SEPT. 30       DEC. 31
                                                 --------       --------       --------       --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues ..................................      $  3,016       $  2,834       $  3,425       $  3,349
Loss from operations ......................        (3,918)        (3,421)        (5,177)        (4,443)
Net loss ..................................          (481)        (3,167)        (4,966)        (4,687)
Basic and diluted net loss per share ......      $  (0.04)      $  (0.28)      $  (0.44)      $  (0.41)


                                                                FISCAL YEAR 1999 QUARTER ENDED
                                                     -----------------------------------------------------
                                                     MAR. 31        JUNE 30        SEPT. 30       DEC. 31
                                                     --------       --------       --------       --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues ......................................      $    654       $    961       $  1,122       $ 10,138
Income (loss) from operations .................        (3,670)        (4,602)        (4,196)         4,830
Net income (loss) .............................        (3,200)        (4,557)        (3,950)         5,043
Basic and diluted net income (loss) per share .      $  (0.29)      $  (0.41)      $  (0.36)      $   0.46

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. When used herein, the words "believe," "anticipate," "expect," "estimate" and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. The Lynx's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as in the section entitled "Item 1. Business -- Business Risks." Lynx undertakes no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

OVERVIEW

        We are a leader in the development and application of novel technologies for the discovery of gene expression patterns and genomic variations important to the pharmaceutical, biotechnology and agricultural industries. These technologies are based on Megaclone, our unique and proprietary cloning procedure. Megaclone transforms a sample containing millions of DNA molecules into one made up of millions of micro-beads, each of which carries approximately 100,000 copies of one of the DNA molecules in the sample. Based on Megaclone, we have developed a suite of applications that have the potential to enhance the pace, scale and quality of genomics and genetics research programs. Currently, our principal collaborators and customers are BASF AG, E.I. DuPont de Nemours and Company, Aventis CropScience GmbH, Oxagen Limited Hybrigenics S.A., Genomics Collaborative Inc., Molecular Engines Laboratories SA, the Institute of Molecular and Cell Biology, Phytera, Inc. and Celera Genomics. Additionally, we have provided a license for the use of certain of our technologies to Takara Shuzo Co. Ltd.

        We have incurred net losses each year since our inception in 1992. As of December 31, 2000, we had an accumulated deficit of approximately $66.7 million. We expect these losses to continue for at least the next several years. The size of these losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses.

        Revenues from technology access fees are generally from upfront payments from our collaborators, customers and licensees who are provided access to our technologies for specified periods. We receive service fees from our collaborators and customers for genomics discovery services performed by us on the biological samples they send to us. Collaborative research revenues are payments received under various agreements and include such items as milestone payments. Other revenues include the proceeds from the sale of our technology assets to BASF-LYNX and product sales under one of our former programs.

        Technology access fees are deferred and recognized as revenue on a straight-line basis over the noncancelable term of the agreement to which they relate. Payments for services and/or materials provided by us are recognized as revenues when earned over the period in which the services are performed and/or materials are delivered, provided no other obligations, refunds or credits to be applied to future work exist. Milestone payments are recognized as revenues upon the achievement of the related milestone and the satisfaction of any related obligations. Revenues from the sales of products, which have been immaterial to date, are recognized upon shipment to the customer.

        To date, we have received, and expect to continue to receive in the future, a significant portion of our revenues from a small number of collaborators and customers. During 2000, revenues from 3 collaborators and customers accounted for 51%, 29% and 11% of total revenues. During 1999, revenues from 3 collaborators and customers accounted for 81%, 13% and 5% of total revenues. During 1998, revenues from 3 collaborators and customers accounted for 61%, 33% and 5% of total revenues.

        Revenues in each quarterly and annual period have in the past, and could in the future, fluctuate due to: the timing and amount of any technology access fee and the period over which the revenue is recognized; the level of service fees, which is tied to the number and timing of biological samples received from our collaborators and customers, as well as our performance of the related genomics discovery services on the samples; the timing of achievement of milestones and the amount of related payments to us; and the number, type and timing of new, and the termination of existing, agreements with collaborators and customers.

        Cost of services fees includes the costs of direct labor, materials and supplies, outside expenses, equipment and overhead incurred by us in performing our genomics discovery services for our collaborators and customers. Research and development expenses include the costs of personnel, materials and supplies, outside expenses, equipment and overhead incurred by us in our technology and application development efforts. We expect research and development expenses to increase substantially due to planned spending for ongoing technology development and implementation, as well as new applications. General and administrative expenses include the costs of personnel, materials and supplies, outside expenses, equipment and overhead incurred by us primarily in our administrative, business development, legal and investor relations activities. We expect general and administrative expenses to increase in support of our research and development, commercial and business development efforts.

        We account for our investment in BASF-LYNX on the equity method, however such investment has a carrying value of zero in the financial statements. As we have no obligation to fund the operations of BASF-LYNX, we have not recognized our share of BASF-LYNX's losses in the accompanying statements of operations.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 AND 1999

Revenues

        We had total revenues of $12.6 million for the year ended December 31, 2000, compared to $12.9 million for the year ended December 31, 1999. Revenues for 2000 included technology access fees and service fees of $12.4 million and collaborative research and other revenue of $0.2 million. Revenues for 1999 included technology access and service fees of $7.8 million and collaborative research revenue from a $5.0 million milestone fee.

Operating Costs and Expenses

        Our total operating costs and expenses were $29.6 million for the year ended December 31, 2000, compared to $20.5 million for the year ended December 31, 1999. Cost of services fees were $3.7 million for the year ended December 31, 2000, compared to $0.8 million for the year ended December 31, 1999, and reflect the costs of providing our genomics discovery services. Research and development expenses were $19.8 million in 2000 and $15.5 million in 1999. The increase in research and development expenses in 2000, as compared to 1999, is due primarily to higher personnel-related and facilities expenses and an increase in materials consumed in research and development efforts. Our efforts in 2000 were directed toward the expansion of the commercial applications of our genomics technologies. These activities included new collaborations and other agreements, internal discovery projects and an internal investment in building a store of human genomic information. We also continued our development work on our Megatype and Protein ProFiler technologies. We expect research and development expenses to continue to increase due to planned spending for ongoing technology development and implementation, as well as new applications.

        General and administrative expenses were $6.2 million for the year ended December 31, 2000, compared to $4.2 million for the year ended December 31, 1999. The increase was primarily due to higher personnel-related expenses and increased costs for outside services. We expect general and administrative expenses to increase in support of our research and development, commercial and business development efforts.

Interest and Other Income

        Net interest income decreased to $0.9 million in the year ended December 31, 2000, from $1.1 million in the year ended December 31, 1999, primarily due to lower average cash, cash equivalents and investment balances during 2000, as compared to 1999, and increased interest expense incurred on equipment-related debt outstanding in 2000. Other income was $3.3 million in the year ended December 31, 2000, and $0.1 million in the year ended December 31, 1999. In 2000, other income was due primarily to a gain of approximately $3.1 million from the receipt of shares of common stock from Inex Pharmaceuticals Corporation, as part of the proceeds related to the March 1998 sale of our former antisense program. In 1999, other income was attributable to a gain on the sale of certain fixed assets no longer used in our operations.

Income Taxes

        The provision for income taxes of approximately $500,000 for 2000 consisted entirely of foreign withholding tax due on a payment received from one of our customers, collaborators and licensees. The provision for income taxes of approximately $258,000 for 1999 consisted entirely of alternative minimum tax.

        As of December 31, 2000, we had a federal net operating loss carryforward of approximately $38.6 million, which will expire at various dates from 2008 through 2020, if not utilized. We have a state net operating loss carryforward of approximately $5.3 million, which will expire in 2010.

        As of December 31, 2000, we also had federal and California research and development and other tax credit carryforwards of approximately $3.8 million and $1.3 million, respectively. The federal research and development credit will expire at various dates from 2008 through 2020, if not utilized.

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

YEARS ENDED DECEMBER 31, 1999 AND 1998

Revenues

        We had total revenues of $12.9 million for the year ended December 31, 1999, compared to $7.0 million for the year ended December 31, 1998. Revenues for 1999 included technology access fees and service fees of $7.8 million and collaborative research revenue from a $5.0 million milestone fee. Revenues for 1998 included technology access fees of $2.6 million and $4.3 million from the sale of our technology assets for certain central nervous system, or CNS, disorders.

Operating Costs and Expenses

        Our total operating costs and expenses were $20.5 million for the year ended December 31, 1999, compared to $15.3 million for the year ended December 31, 1998. Cost of services fees were $0.8 million in 1999 and reflect the costs of providing our genomics discovery services, which commenced in 1999. Research and development expenses were $15.5 million in 1999 and $13.2 million in 1998. The increase in research and development expenses in 1999, as compared to 1998, is due primarily to a higher number of personnel, facilities expansion and activities as we prepared to launch our commercial operations. Our efforts in 1999 focused on initiating production for the commercial application of our genomics technologies and completing the scientific experimentation that led to the successful achievement of technology milestones and achievements under certain of our agreements. We expect research and development expenses to continue to increase substantially due to planned spending for ongoing technology development and implementation, as well as new applications.

        General and administrative expenses were $4.2 million for the year ended December 31, 1999, compared to $2.1 million for the year ended December 31, 1998. The increase was primarily due to higher personnel-related expenses, outside services costs and facilities expansion. We expect general and administrative expenses to increase in support of our research and development, commercial and business development efforts.

Interest and Other Income

        Net interest income decreased to $1.1 million in the year ended December 31, 1999, from $1.2 million in the year ended December 31, 1998, primarily due to lower average cash, cash equivalents and investment balances during 1999, as compared to 1998, and interest expense incurred on equipment-related debt outstanding in 1999. Other income was $0.1 million in the year ended December 31, 1999, and $2.9 million in the year ended December 31, 1998. In 1998, other income was due primarily to the gain from the sale of the assets associated with our antisense program to Inex Pharmaceuticals Corporation.

Income Taxes

        The provision for income taxes of approximately $258,000 for 1999 and $151,000 for 1998 consisted entirely of alternative minimum tax.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities was $9.0 million for the year ended December 31, 2000, as compared to net cash provided by operating activities of $7.8 million for the same period in 1999. This change was primarily due to the change in deferred revenue and a higher net loss in 2000, offset partially by the change in accounts payable and accrued liabilities, the difference in depreciation and amortization of fixed assets and leasehold improvements and the change in accounts receivable. The amount of net cash used in operating activities differed from the 2000 net loss due primarily to the depreciation and amortization of fixed assets and leasehold improvements and the collection of accounts receivable. The 1999 net cash provided by operating activities differed from the 1999 net loss due primarily to an increase in deferred revenue and collection of accounts receivable, partially offset by a decrease in current liabilities. Net cash provided by operating activities of $5.7 million for the year ended December 31, 1998, was primarily due to increases in deferred revenue, accounts payable and accrued liabilities, partially offset by an increase in accounts receivable.

        Net cash used in investing activities of $2.3 million for the year ended December 31, 2000, was due primarily to expenditures for leasehold improvements and purchases of equipment, partially offset by net maturities of short-term investments. Net cash used in investing activities of $10.7 million for the year ended December 31, 1999, was primarily due to net purchases of short-term investments and leasehold improvements and equipment purchases. Net cash provided by investing activities of $1.0 million for the year ended December 31, 1998, was primarily due to net maturities of short-term investments, offset in part by expenditures for leasehold improvements and purchases of equipment.

        Net cash provided by financing activities in 2000 of $1.1 million was due primarily to issuance of common stock from the exercise of employee stock options. Net cash provided by financing activities in 1999 of $4.8 million resulted primarily from borrowings under an equipment loan arrangement. Net cash provided by financing activities of $0.6 million in the year ended December 31, 1998 resulted from the issuance of common stock. Cash and cash equivalents and short-term investments were $18.8 million at December 31, 2000.

        In late 1998, we entered into a financing agreement with a financial institution under which we drew down $4.8 million during 1999 for the purchase of equipment and certain other capital expenditures. We granted the lender a security interest in all items financed by us under this agreement. Each draw down under the loan has a term of 48 months from the date of the draw down. The original draw down period under the agreement expired on March 31, 2000. In September 2000, we obtained additional financing of $950,000, under an amendment to the original financing agreement. As of December 31, 2000, the principal balance under loans outstanding under this agreement was approximately $4.4 million.

        We plan to use available funds for ongoing commercial and research and development activities, working capital and other general corporate purposes and capital expenditures. We expect capital investments during 2001 will be comprised primarily of equipment purchases required in the normal course of business and expenditures for leasehold improvements. We intend to invest our excess cash in investment-grade, interest-bearing securities.

        We have obtained funding for our operations primarily through sales of preferred and common stock to venture capital investors, institutional investors and collaborators, payments under contractual arrangements with customers, collaborators and licensees and interest income. The cost, timing and amount of funds required for specific uses by us cannot be precisely determined at this time and will be based upon the progress and the scope of our collaborative and independent research and development projects; payments received under customer, collaborative and license agreements; our ability to establish and maintain customer, collaborative and license agreements; costs of protecting intellectual property rights; legal and administrative costs; additional facilities capacity needs and the availability of alternate methods of financing.

        We expect to incur substantial and increasing research and development expenses and intend to seek additional financing, as needed, through arrangements with customers, collaborators and licensees and equity or debt offerings. We cannot assure you that any additional financing we require will be available on favorable terms, or at all. We believe, at current spending levels, our existing capital resources and interest income thereon, will enable us to maintain our current and planned operations through at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board, or "FASB," issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in the other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for our year ending December 31, 2001. We do not currently hold any derivatives and we do not expect this pronouncement to materially impact results of operations.

        In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which must be adopted in the fourth quarter of 2000. SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue in financial statements and specifically addresses revenue recognition for non-refundable technology access fees. We believe that our revenue recognition policies prior to adoption of SAB 101 complied with the requirements of SAB 101.

        In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", which contains rules designed to clarify the application of APB Opinion No. 25. FIN 44 was effective on July 1, 2000 and adopted by us at that time. The adoption of FIN 44 did not have a material impact on our operating results or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        The Company holds an investment in an equity security that is subject to market volatility. The fair value of the equity security recorded at December 31, 2000 and 1999 was $2.6 million and $1.8 million, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                         PAGE
                                                                                                         ----
Report of Ernst & Young LLP, Independent Auditors....................................................     26
Consolidated Balance Sheets as of December 31, 2000 and 1999.........................................     27
Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998...........     28
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998.     29
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998...........     30
Notes to Consolidated Financial Statements...........................................................     31

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Lynx Therapeutics

        We have audited the accompanying consolidated balance sheets of Lynx Therapeutics, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lynx Therapeutics, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                         /s/   ERNST & YOUNG LLP


Palo Alto, California
February 2, 2001

                             LYNX THERAPEUTICS, INC.

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                   DECEMBER 31,
                                                              -----------------------
                                                                2000           1999
                                                              --------       --------
ASSETS
Current assets:
  Cash and cash equivalents ............................      $  7,875       $ 18,050
  Short-term investments ...............................        10,923         12,736
  Accounts receivable ..................................         1,539          4,045
  Other current assets .................................         2,270          1,379
                                                              --------       --------
          Total current assets .........................        22,607         36,210
Property and equipment:
  Leasehold improvements ...............................        11,527         10,347
  Laboratory and other equipment .......................        13,555          8,025
                                                              --------       --------
                                                                25,082         18,372
  Less accumulated depreciation and amortization .......        (9,263)        (5,494)
                                                              --------       --------
Net property and equipment .............................        15,819         12,878
Other non-current assets ...............................           789          2,550
                                                              --------       --------
                                                              $ 39,215       $ 51,638
                                                              ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .....................................      $  1,640       $    640
  Accrued compensation .................................           614            356
  Deferred revenues -- current portion .................         7,219          8,438
  Note payable -- current portion ......................         1,319            944
  Other accrued liabilities ............................           928            790
                                                              --------       --------
          Total current liabilities ....................        11,720         11,168
Deferred revenues ......................................        17,467         16,896
Note payable ...........................................         3,077          3,471
Other non-current liabilities ..........................           729            457
Commitments
Stockholders' equity:
  Preferred stock, $0.01 par value; 2,000,000 shares
     authorized; no shares issued and outstanding ......            --             --
  Common stock, $0.01 par value; 60,000,000 shares
     authorized, 11,443,702 and 11,219,188 shares
     issued and outstanding at December 31, 2000 and            75,851         74,606
      1999, respectively ...............................
  Notes receivable from stockholders ...................          (263)          (293)
  Deferred compensation ................................        (1,557)        (2,444)
  Accumulated other comprehensive income (loss) ........        (1,157)         1,128
  Accumulated deficit ..................................       (66,652)       (53,351)
                                                              --------       --------
          Total stockholders' equity ...................         6,222         19,646
                                                              --------       --------
                                                              $ 39,215       $ 51,638
                                                              ========       ========


                             See accompanying notes.

                             LYNX THERAPEUTICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                   2000           1999           1998
                                                 --------       --------       --------
Revenues:
  Technology access and services fees .....      $ 12,389       $  7,833       $  2,625
  Collaborative research and other ........           235          5,042          4,380
                                                 --------       --------       --------
          Total revenues ..................        12,624         12,875          7,005
Operating costs and expenses:
  Cost of services fees ...................         3,652            828             --
  Research and development ................        19,761         15,510         13,166
  General and administrative ..............         6,170          4,175          2,141
                                                 --------       --------       --------
          Total operating costs and
                    expenses...............        29,583         20,513         15,307
                                                 --------       --------       --------
Loss from operations ......................       (16,959)        (7,638)        (8,302)
Interest income, net ......................           900          1,125          1,241
Other income ..............................         3,258            107          2,865
                                                 --------       --------       --------
Loss before provision for income taxes ....       (12,801)        (6,406)        (4,196)
Provision for income taxes ................           500            258            151
                                                 --------       --------       --------
Net loss ..................................      $(13,301)      $ (6,664)      $ (4,347)
                                                 ========       ========       ========
Basic and diluted net loss per share ......      $  (1.17)      $  (0.60)      $  (0.45)
                                                 --------       --------       --------
Shares used in per share computation ......        11,388         11,128          9,642
                                                 ========       ========       ========


                             See accompanying notes.

                             LYNX THERAPEUTICS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                          PREFERRED STOCK                      COMMON STOCK
                                                   -----------------------------       -----------------------------
                                                     SHARES             AMOUNT           SHARES            AMOUNT
                                                   -----------       -----------       -----------       -----------
Balance at December 31, 1997 ................          495,587       $    27,189         5,892,353       $    46,640
 Comprehensive loss:
   Net loss .................................               --                --                --                --
   Other comprehensive income (loss) ........               --
     Net unrealized gain on
     securities .............................               --                --                --                --
 Comprehensive loss .........................               --                --                --                --
 Exercise of stock options for cash
   and note receivable ......................               --                --           334,309               744
 Repurchase of common stock .................               --                --           (49,717)             (108)
 Conversion of series B, C and D
   preferred stock to common stock ..........         (495,587)          (27,189)        4,955,870            27,189
 Amortization of deferred
   compensation, including forfeitures ......               --                --                --              (416)
 Consulting and service expense
   related to stock option grants ...........               --                --                --               280
                                                   -----------       -----------       -----------       -----------
Balance at December 31, 1998 ................               --                --        11,132,815            74,329
                                                   -----------       -----------       -----------       -----------
 Comprehensive loss:
   Net loss .................................               --                --                --                --
   Other comprehensive income (loss) ........

   Net unrealized gain on securities ........               --                --                --                --
 Comprehensive loss .........................               --                --                --                --
 Employee stock purchase plan issuance ......               --                --            17,379               182
 Exercise of stock options for
   cash and repayment of note receivable ....               --                --            68,994               196
 Amortization of deferred
   compensation, including forfeitures ......               --                --                --              (188)
 Consulting and service expense
   related to stock option grants ...........               --                --                --                87
                                                   -----------       -----------       -----------       -----------
Balance at December 31, 1999 ................               --                --        11,219,188            74,606
                                                   -----------       -----------       -----------       -----------
 Comprehensive loss:
   Net loss .................................               --                --                --                --
   Other comprehensive income (loss) ........
   Net unrealized loss on securities ........               --                --                --                --
 Comprehensive loss .........................               --                --                --                --
 Net exercise of warrants ...................               --                --            29,597                --
 Employee stock purchase plan
  issuance ..................................               --                --            16,532               288
 Exercise of stock options for
   cash and repayment of note receivable ....               --                --           178,385               843
 Amortization of deferred compensation,
   including forfeitures ....................               --                --                --                --
 Consulting and service expense
   related to stock option grants ...........               --                --                --               114
                                                   -----------       -----------       -----------       -----------
Balance at December 31, 2000 ................               --       $        --        11,443,702       $    75,851
                                                   ===========       ===========       ===========       ===========


                                                 NOTES                           ACCUMULATED
                                              RECEIVABLE                            OTHER                              TOTAL
                                                 FROM            DEFERRED       COMPREHENSIVE      ACCUMULATED      STOCKHOLDERS'
                                             STOCKHOLDERS      COMPENSATION     INCOME (LOSS)        DEFICIT           EQUITY
                                             ------------      ------------     -------------      -----------      -------------
Balance at December 31, 1997 .............   $      (460)      $    (5,394)      $       (45)      $   (42,340)      $    25,590
 Comprehensive loss:
   Net loss ..............................            --                --                --            (4,347)           (4,347)
   Other comprehensive income (loss) .....
     Net unrealized gain on
     securities ..........................            --                --                38                                  38
                                                                                                                     -----------
 Comprehensive loss ......................            --                --                --                --            (4,309)
 Exercise of stock options for cash
   and note receivable ...................           (81)               --                --                --               663
 Repurchase of common stock ..............           105                --                --                --                (3)
 Conversion of series B, C and D
   preferred stock to common stock .......            --                --                --                --                --
 Amortization of deferred
   compensation, including forfeitures ...            --             1,652                --                --             1,236
 Consulting and service expense
   related to stock option grants ........            --                --                --                --               280
                                             -----------       -----------       -----------       -----------       -----------
Balance at December 31, 1998 .............          (436)           (3,742)               (7)          (46,687)           23,457
                                             -----------       -----------       -----------       -----------       -----------
 Comprehensive loss:
   Net loss ..............................            --                --                --            (6,664)           (6,664)
   Other comprehensive income (loss) .....
   Net unrealized gain on securities .....            --                --             1,135                --             1,135
                                                                                                                     -----------
 Comprehensive loss ......................            --                --                --                --            (5,529)
 Employee stock purchase plan issuance ...            --                --                --                --               182
 Exercise of stock options for
   cash and repayment of note receivable .           143                --                --                --               339
 Amortization of deferred
   compensation, including forfeitures ...            --             1,298                --                --             1,110
 Consulting and service expense
   related to stock option grants ........            --                --                --                --                87
                                             -----------       -----------       -----------       -----------       -----------
Balance at December 31, 1999 .............          (293)           (2,444)            1,128           (53,351)           19,646
                                             -----------       -----------       -----------       -----------       -----------
 Comprehensive loss:
   Net loss ..............................            --                --                --           (13,301)          (13,301)
   Other comprehensive income (loss) .....
   Net unrealized loss on securities .....            --                --            (2,285)               --            (2,285)
                                                                                                                     -----------
 Comprehensive loss ......................            --                --                --                --           (15,586)
 Net exercise of warrants ................            --                --                --                --                --
 Employee stock purchase plan
  issuance ...............................            --                --                --                --               288
 Exercise of stock options for
   cash and repayment of note receivable .            30                --                --                --               873
 Amortization of deferred compensation,
   including forfeitures .................            --               887                --                --               887
 Consulting and service expense
   related to stock option grants ........            --                --                --                --               114
                                             -----------       -----------       -----------       -----------       -----------
Balance at December 31, 2000 .............   $      (263)      $    (1,557)      $    (1,157)      $   (66,652)      $     6,222
                                             ===========       ===========       ===========       ===========       ===========


                             See accompanying notes.

                             LYNX THERAPEUTICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                     YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                2000           1999           1998
                                                              --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ...............................................      $(13,301)      $ (6,664)      $ (4,347)
Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
  Depreciation and amortization of fixed assets and
     leasehold improvements ............................         3,769          1,964          1,176
  Issuance of stock options to non-employees in
     exchange for services .............................           114             87            111
  Amortization of deferred compensation ................           887          1,110          1,236
  Gain on sale of antisense business ...................        (3,119)            --             --
  Other ................................................            --             --           (138)
CHANGES IN OPERATING ASSETS AND LIABILITIES
  Accounts receivable ..................................         2,506          1,271         (5,072)
  Other current assets .................................          (891)          (701)          (479)
  Accounts payable .....................................         1,000         (1,130)         1,579
  Accrued liabilities ..................................           396         (3,106)         3,237
  Deferred revenues ....................................          (648)        14,667          8,375
  Other noncurrent liabilities .........................           272            269              9
                                                              --------       --------       --------
Net cash provided by (used in) operating activities ....        (9,015)         7,767          5,687
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments ....................        (8,097)       (22,121)       (21,767)
Maturities of short-term investments ...................        12,543         17,016         30,245
Leasehold improvements and equipment purchases, net of
  retirements ..........................................        (6,710)        (5,205)        (7,254)
Notes receivable from officers and employees ...........            30           (248)          (175)
Other assets ...........................................           (38)          (122)            --
                                                              --------       --------       --------
Net cash provided by (used in) investing activities ....        (2,272)       (10,680)         1,049
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net of repurchases ...........         1,131            378            636
Proceeds from equipment loan ...........................           950          4,838             --
Repayment of equipment loan ............................          (969)          (423)            --
                                                              --------       --------       --------
Net cash provided by financing activities ..............         1,112          4,793            636
                                                              --------       --------       --------
Net increase (decrease) in cash and cash equivalents ...       (10,175)         1,880          7,372
Cash and cash equivalents at beginning of year .........        18,050         16,170          8,798
                                                              --------       --------       --------
Cash and cash equivalents at end of year ...............      $  7,875       $ 18,050       $ 16,170
                                                              ========       ========       ========
SUPPLEMENTAL  DISCLOSURES OF  CASH FLOW INFORMATION
Income taxes paid ......................................      $    110       $    303             --
                                                              ========       ========       ========
Interest paid ..........................................      $    128       $    174             --
                                                              ========       ========       ========
Following are the effects of the non-cash
transactions relating to the sale of the antisense
business assets sold, net of depreciation ..............            --             --       $    210
                                                              ========       ========       ========
     Inex stock received ...............................            --             --       $    603
                                                              ========       ========       ========


                             See accompanying notes.

                             LYNX THERAPEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

BUSINESS AND BASIS OF PRESENTATION

        Lynx Therapeutics, Inc. ("Lynx" or the "Company") is a leader in the development and application of novel technologies for the discovery of gene expression patterns and genomic variations important to the pharmaceutical, biotechnology and agricultural industries. These technologies are based on Megaclone, Lynx's unique and proprietary cloning procedure. Megaclone transforms a sample containing millions of DNA molecules into one made up of millions of micro-beads, each of which carries approximately 100,000 copies of one of the DNA molecules in the sample. Based on Megaclone, Lynx has developed a suite of applications that have the potential to enhance the pace, scale and quality of genomics and genetics research programs. Currently, Lynx's principal collaborators and customers are BASF AG, E.I. DuPont de Nemours and Company, Aventis CropScience GmbH, Oxagen Limited Hybrigenics S.A., Genomics Collaborative Inc., Molecular Engines Laboratories SA, the Institute of Molecular and Cell Biology, Phytera, Inc. and Celera Genomics. Additionally, Lynx has provided a license for the use of certain of its technologies to Takara Shuzo Co. Ltd.

        The Company's consolidated financial statements have been presented on a basis that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced operating losses since its inception of $66.7 million, including a net loss of $13.3 million in the year ended December 31, 2000, and expects such losses to continue as it proceeds with the development and commercialization of its technology. The Company's cash, cash equivalents and short-term investments were $18.8 million at December 31, 2000. Management believes that its current capital resources along with cash to be generated from its existing collaboration arrangements will be sufficient to enable the Company to meet its projected operating and capital requirements through December 31, 2001. Additionally, Lynx intends to seek additional financing, as needed, through arrangements with customers, collaborators and licensees and equity or debt offerings. There can be no assurance that additional financing, if required, will be available on satisfactory terms or at all. If the Company is unable to secure additional financing, management may need to reevaluate and revise its current operating plans as well as reduce its anticipated level of expenditures.

        The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Lynx Therapeutics GmbH, formed under the laws of the Federal Republic of Germany. All significant intercompany balances and transactions have been eliminated. Certain amounts in prior periods have been reclassified to conform to the current year presentation.

USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        The Company considers all investments in money market mutual funds, commercial paper and corporate bonds and notes with original maturities from the date of purchase of 90 days or less as cash equivalents. Investments with original maturities beyond 90 days are considered to be short-term investments. Equity securities are considered to be short-term investments. The Company's investment policy stipulates that the investment portfolio be maintained with the objectives of preserving principal, maintaining liquidity and maximizing return.

        The Company determines the appropriate classification of money market mutual funds, commercial paper and corporate bonds and notes at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2000 and 1999, the Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized gains and losses reported as a separate component of stockholders' equity. The cost of investments in this category is adjusted for amortization of premiums and accretion of discounts to maturity, which are included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, on available-for-sale securities, if any, are included in interest income or expense. The cost of securities sold, if any, is based on the specific identification method.

                             LYNX THERAPEUTICS, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (CONTINUED)

        The Company invests its excess cash in deposits with major banks and in money market and short-term debt securities of companies with strong credit ratings from a variety of industries. These securities generally mature within 365 days and, therefore, bear minimal interest-rate risk. The Company, by corporate policy, limits the amount of credit exposure to any one issuer and to any one type of investment.

PROPERTY AND EQUIPMENT

        Property and equipment are stated at original cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which is generally three years. Leasehold improvements are amortized over the lesser of the useful life of the asset or the remaining term of the facility lease.

REVENUE RECOGNITION

        Revenues from technology access fees have generally resulted from upfront payments from collaborators, customers and licensees who are provided access to Lynx's technologies for specified periods. The Company receives service fees from collaborators and customers for genomics discovery services performed by Lynx on the biological samples they send to Lynx. Collaborative research revenues are payments received under various agreements and include such items as milestone payments. Milestone payments are recognized pursuant to collaborative agreements upon the achievement of specified technology developments, representing the culmination of the earnings process, for financial accounting purposes. Other revenues include non-contract related revenues, such as the proceeds from the sale of technology assets to BASF-LYNX and product sales under one of Lynx's former programs.

        Technology access fees are deferred and recognized as revenue on a straight-line basis over the noncancelable term of the agreement to which they relate. Payments for services and/or materials provided by Lynx are recognized as revenues when earned over the period in which the services are performed and/or materials are delivered, provided no other obligations, refunds or credits to be applied to future work exist. Milestone payments are recognized as revenue upon the achievement of the related milestone and the satisfaction of any related obligations. Revenues from the sales of products, which have been immaterial to date, are recognized upon shipment to the customer.

        During 2000, revenue from 3 collaborators and customers represented 51%, 29% and 11% of total revenues. During 1999, revenue from 3 collaborators and customers represented 81%, 13% and 5% of total revenues. During 1998, revenue from three collaborators and customers represented 61%, 33% and 5% of total revenues.

NET LOSS PER SHARE

        Basic earnings per share ("EPS") is computed by dividing income or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period, net of certain common shares outstanding which are subject to continued vesting and the Company's right of repurchase. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company, to the extent such securities are dilutive. Basic and diluted net loss per share is equivalent for all periods presented herein due to the Company's net loss in all periods. At December 31, 2000, options to purchase approximately 2,457,000 shares of common stock at a weighted-average price of $13.16 per share have been excluded from the calculation of diluted loss per share for 2000 because the effect of inclusion would be antidilutive. The options will be included in the calculation at such time as the effect is no longer antidilutive, as calculated using the treasury stock method. The weighted-average number of shares subject to repurchase for fiscal years 2000, 1999 and 1998 were 16,000, 55,000 and 152,000, respectively. The common shares which are outstanding but are subject to the Company's right of repurchase, which expires ratably over five years, have been excluded from the calculation of basic loss per share. The repurchasable shares will be included in the calculation of basic EPS at such time as the Company's right of repurchase lapses.

        See Note 7 for additional disclosure regarding common stock and stock options.

                             LYNX THERAPEUTICS, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (CONTINUED)

STOCK-BASED COMPENSATION

        The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        All stock option awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model, in accordance with FAS 123 and Emerging Issues Task Force Consensus No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The option arrangements are subject to periodic remeasurement over their vesting terms. The Company recorded compensation expense related to option grants to non-employees of $114,000 for the year ended December 31, 2000, $87,000 for the year ended December 31, 1999 and $111,000 for the year ended December 31, 1998.

SEGMENT REPORTING

        Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), establishes standards for the way that public business enterprises report information about operating segments in financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company's business activities include the development of technologies aimed at handling and/or analyzing the DNA molecules or fragments in biological samples. Accordingly, the Company operates in only one business segment. All of the Company's assets and revenues are derived from this activity. Substantially all of the Company's assets are located in the United States. To date, revenues have been derived primarily from contracts with companies located in North America, Europe and Asia, as follows (revenue is attributed to geographic areas based on the location of the customers):


                               YEAR ENDED DECEMBER 31,
                          ---------------------------------
                           2000         1999         1998
                          -------      -------      -------
                                   (IN THOUSANDS)
North America ......      $ 6,480      $10,440      $   401
Europe .............        5,394        2,435        6,542
Asia ...............          750           --           62
                          -------      -------      -------
                          $12,624      $12,875      $ 7,005
                          =======      =======      =======


INCOME TAXES

        Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net losses for the prior three years, the Company has provided a full valuation against its net deferred tax assets as of December 31, 2000 and 1999. The Company intends to evaluate the realizability of the deferred tax assets on a quarterly basis. See Note 8 to the Consolidated Financial Statements.

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

        In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which must be adopted in the fourth quarter of 2000. SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue in financial statements and specifically addresses revenue recognition for non-refundable technology access fees. Lynx believes that its revenue recognition policies prior to adoption of SAB 101 complied with the requirements of SAB 101.

        In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", which contains rules designed to clarify the application of APB Opinion No. 25. FIN 44 was effective on July 1, 2000 and adopted by Lynx at that time. The adoption of FIN 44 did not have a material impact on Lynx's operating results or financial position.

2. INVESTMENTS

        The following is a summary of available-for-sale securities:


                                          AVAILABLE-FOR-SALE SECURITIES
                                   ----------------------------------------------------
                                                  GROSS          GROSS        ESTIMATED
                                   AMORTIZED    UNREALIZED     UNREALIZED       FAIR
                                     COST         GAINS          LOSSES         VALUE
                                   ---------    ----------     ----------     ---------
                                                      (IN THOUSANDS)
DECEMBER 31, 2000
Equity securities ...........      $  3,791      $     --       $ (1,164)      $  2,627
Money market mutual funds ...         6,951            --             --          6,951
Corporate bonds and notes ...         8,298             6             --          8,304
                                   --------      --------       --------       --------
                                   $ 19,040      $      6       $ (1,164)      $ 17,882
                                   ========      ========       ========       ========
DECEMBER 31, 1999
Equity securities ...........      $    603      $  1,196       $     --       $  1,799
Money market mutual funds ...         9,624            --             --          9,624
Commercial paper ............        10,449            --            (45)        10,404
Corporate bonds and notes ...         8,781            --            (23)         8,758
                                   --------      --------       --------       --------
                                   $ 29,457      $  1,196       $    (68)      $ 30,585
                                   ========      ========       ========       ========


        During the years ended December 31, 2000, 1999 and 1998, the Company did not sell any equity securities. As of December 31, 2000, $7.0 million of the marketable securities were classified as cash equivalents and $10.9 million were classified as short-term investments. As of December 31, 1999, $16.1 million of the marketable securities were classified as cash equivalents, $12.7 million were classified as short-term investments and $1.8 million were classified as other non-current assets. All short-term investments have maturities of less than one year. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

3. COLLABORATIVE ARRANGEMENTS

        BASF and BASF-LYNX

        In October 1996, the Company entered into an agreement with BASF to provide them with nonexclusive access to certain of its genomics discovery services. In connection with certain technology development accomplishments, BASF paid Lynx a technology access fee of $4.5 million in the fourth quarter of 1999. BASF's access to our genomics discovery services is for a minimum of two years and requires BASF to purchase services at a minimum rate of $4.0 million per year. BASF paid Lynx $4.0 million in each of the fourth quarters of 1999 and 2000 for genomics discovery services to be performed by Lynx.

                             LYNX THERAPEUTICS, INC.

        In 1996, the Company formed a joint venture company with BASF called BASF-LYNX Bioscience AG. BASF-LYNX is located in Heidelberg, Germany. BASF-LYNX began operations in 1997 and is employing Lynx's technologies primarily to discover and validate novel gene targets for CNS disorders. The Company has contributed access to its technologies to BASF-LYNX in exchange for an initial 49% equity ownership. BASF, by committing to provide research funding to BASF-LYNX of DM50 million (or approximately $23.3 million based on a March 2001 exchange rate) over a five-year period beginning in 1997, received an initial 51% equity ownership in BASF-LYNX. In 1998, BASF agreed to provide an additional $10 million in research funding to BASF-LYNX, of which $4.3 million was paid to Lynx for technology assets related to a CNS program.

        DuPont

        In October 1998, the Company entered into a research collaboration agreement with DuPont to apply Lynx's technologies on an exclusive basis to the study of certain crops and their protection. Under the terms of the agreement, the Company could receive payments over a five-year period for genomics discovery services, the achievement of specific technology milestones and the delivery of genomic maps of specified crops. An initial payment of $10 million for technology access was received at the execution of the agreement, with additional minimum service fees of $12 million to be received by Lynx over a three-year period which commenced in January 1999. In the fourth quarter of 1999, the Company achieved a technology milestone under the agreement that resulted in a $5 million payment from DuPont.

        Aventis CropScience

        In March 1999, Aventis Pharmaceuticals, formerly Hoechst Marion Roussel, Inc., obtained nonexclusive access to certain of Lynx's genomics discovery services for the benefit of its affiliate, Aventis CropScience. The Company received an initial payment for genomics discovery services to be performed by Lynx for Aventis CropScience. The service period, which was renewed in March 2000, ends on March 31, 2001, subject to renewal for up to two additional one-year periods.

        In September 1999, the Company signed a three-year research collaboration agreement with Aventis CropScience. Aventis CropScience will receive exclusive access to certain of Lynx's genomics discovery services for the study of certain plants, which is aimed at developing new crop varieties and other agricultural products. Under the terms of the agreement, Aventis CropScience paid Lynx a technology access fee upon execution of the agreement. The Company can earn additional fees for the performance of genomics discovery services, the delivery of genomic maps of certain plants and milestone payments and licensing fees related to the discovery of trait-associated SNPs for the subject plants.

        Oxagen

        In May 1999, the Company entered into an agreement with Oxagen to collaborate on a program to discover and validate disease-associated SNPs using Lynx's Megatype technology. The program initially focuses on inflammatory bowel disease, but the companies may extend it to other common human disorders. Under the terms of the agreement, the Company could receive licensing fees and royalties or otherwise share in the revenues, if any, from the licensing or sale and subsequent commercialization of related products by Oxagen or third parties.

        Hybrigenics

        In May 2000, the Company entered into an agreement with Hybrigenics to collaborate on a program to discover expressed genes and protein interactions and pathways in human obesity, through applying Lynx's Megasort and MPSS technologies and Hybrigenics' technologies. The goal is to use the findings to create new diagnostics and treatments for this important disease area. Under the terms of the agreement, the Company could share in the profits, if any, from the licensing or sale of the scientific results of the collaboration to a third party.

                             LYNX THERAPEUTICS, INC.

        Genomics Collaborative

        In August 2000, the Company entered into an agreement with Genomics Collaborative to conduct a comprehensive genome-wide scan for single nucleotide polymorphisms, or SNPs, that are associated with type 2 diabetes, also known a non-insulin dependent diabetes mellitus, using Lynx's Megatype technology. Under the terms of the agreement, the Company could share in the profits, if any, from the licensing or sale of the scientific results of the collaboration to a third party.

        Molecular Engines Laboratories

        In October 2000, the Company entered into an agreement with Molecular Engines Laboratories SA (MEL) to collaborate on a program to identify differentially expressed genes associated with tumor reversion, through applying Lynx's Megasort technology to cancer cell lines provided by MEL. MEL plans to incorporate the findings into its overall research in the areas of tumor reversion, tumor suppression, programmed cell death, cell growth arrest and other processes involving cell death. Elucidation of the differentially expressed genes could lead to the development of research, diagnostic and therapeutic products or services in the cancer field. Under the terms of the agreement, the Company will receive payments from MEL for genomic discovery services as well as royalty payments from the commercialization of any products or services stemming from the scientific results of the research program.

        Institute of Molecular and Cell Biology

        In October 2000, the Company entered into an agreement with the Institute of Molecular and Cell Biology, or IMCB, an institute affiliated with the National University of Singapore, to collaborate on a broad program designed to discover genes and molecular mechanisms involved in cancer, infectious diseases, and other diseases prevalent in Asia Pacific. The Company will apply its Megasort and MPSS technologies to samples provided by the IMCB to discover differentially expressed genes. The IMCB will then use these discoveries to further characterize the genes involved in the disease processes, using its technologies and biological expertise. The data from the combined program are expected to provide unique insights into diseases that could lead to research, diagnostics and therapeutic products or services. Under the terms of the agreement, the Company will receive from the IMCB payments for technology access fees and for genomics discovery services to be performed by Lynx. Additionally, the Company could share in the profits, if any, from the licensing or sale of the scientific results of the collaboration to a third party.

        Takara

        In November 2000, the Company entered into a technology licensing agreement with Takara Shuzo Co. Ltd. of Japan. The license provides Takara with the right in Japan, Korea and China, including Taiwan, to use Lynx's proprietary Megaclone, Megasort and MPSS technologies exclusively for at least five years, and non-exclusively thereafter, to provide genomics discovery services and to manufacture and sell microarrays containing content identified by Lynx's technologies. Takara also receives from Lynx a non-exclusive license right to manufacture and sell such microarrays elsewhere throughout the world. Under the terms of the agreement, the Company will receive from Takara payments for technology access fees, royalties on sales of microarrays and revenues from genomics discovery services, the sale to Takara of proprietary reagents used in applying Lynx's technologies and purchases of Lynx common stock.

4. SALE OF THE ANTISENSE BUSINESS

        In March 1998, Lynx sold its portfolio of phosphorothioate antisense patents and licenses and its therapeutic oligonucleotide manufacturing facility (collectively, the "Antisense Business") to Inex Pharmaceuticals Corporation ("Inex"), a Canadian company. As partial consideration in this transaction, Lynx received $3 million in cash and will receive 1.2 million shares of Inex common stock, in three equal installments, with the first 400,000 shares received in March 1998, and the second 400,000 shares received in March 2000. The third installment of stock is to be received in March 2001. The Inex common stock received by Lynx is subject to certain restrictions on trading for specific periods of time following receipt by Lynx, with the sale restriction on the initial 400,000 shares and second installment of 400,000 shares having expired on March 10, 2000, and March 10, 2001, respectively. Lynx is also entitled to receive royalties on future sales of phosphorothioate antisense products. In addition, Lynx is also entitled to receive royalties under a license to Inex for phosphoroamidate chemistry for certain therapeutic applications in the fields of cancer and inflammation.

                             LYNX THERAPEUTICS, INC.

        The gain on the sale of the Antisense Business in 1998 is based on the cash and the first installment of the Inex common stock received on the transaction date, net of the book value of the assets transferred to Inex and certain other costs associated with the transaction and incurred by Lynx. Subsequent installments of Inex common stock are recorded at fair value by Lynx in other income when received. As of December 31, 2000, Inex common stock was classified as equity securities in short-term investments. As of December 31, 1999, Inex common stock was classified as equity securities in other non-current assets.

5. LICENSE AGREEMENTS

        Lynx has entered into various license agreements with companies and academic institutions. Such agreements generally require Lynx to pay annual or semiannual license fees and are generally cancelable upon 60 to 120 days' notice. The expenses associated with licenses were approximately $90,000 and $86,000 for the years ended December 31, 2000 and 1999, respectively. Lynx recorded a credit to expense of approximately $27,000 in the year ended December 31, 1998 for license fees which had been paid, then subsequently included in the sale of the antisense business.


6. NOTES RECEIVABLE FROM OFFICERS

        In 1999, the Company entered into loan agreements with officers of the Company. The aggregate loans total $360,000, are secured by second mortgages on real property, have interest accruable at the rate of 4.83% to 6.02% per annum and are subject to early repayment under specified circumstances. The principal and interest on the loans will be forgiven, based on the officers' continuous employment over a four-year period, in the following amounts: 50% on the second anniversary dates of employment; and 25% on each of the third and fourth anniversary dates of employment.

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

7. STOCKHOLDERS' EQUITY

PREFERRED STOCK

        On March 31, 1998, pursuant to the Amended and Restated Certificate of Designation, dated September 30, 1997, 332,288 shares of Series B preferred stock, 123,299 shares of Series C preferred stock and 40,000 shares of Series D preferred stock converted into 4,955,870 shares of common stock.

                             LYNX THERAPEUTICS, INC.

COMMON STOCK

        At December 31, 2000, Lynx has reserved 2,915,213 shares of common stock for issuance upon the exercise of outstanding employee and nonemployee stock options and upon the issuance of shares to be purchased pursuant to the employee stock purchase plan as noted below:


Stock option grants outstanding ........      2,456,533
Shares available for option grants .....        292,591
Employee stock purchase plan shares ....        166,089
                                              ---------
                                              2,915,213
                                              =========


        In October 1997, Lynx issued 2,675,500 shares of common stock, resulting in net proceeds of $25.1 million, pursuant to a common stock purchase agreement between the Company and certain investors. In connection with this transaction, warrants were issued by the Company to purchase 50,000 shares of common stock at an exercise price of $14.00 per share. The warrants were exercised in January 2000.

        In November 1996, Lynx issued 959,182 shares of common stock in exchange for 737,832 shares of Spectragen, Inc. common stock held by certain officers, employees and one consultant of Spectragen, pursuant to an Agreement of Merger between Lynx and Spectragen. Spectragen was a wholly-owned subsidiary of Lynx at the time of the exchange. A portion of the shares are subject to repurchase rights, which expire ratably over a five-year period. Pursuant to the merger, and in accordance with APB 25, "Accounting for Stock Issued to Employees," Lynx recognized compensation and consultant expense of $2.1 million and recorded approximately $1.4 million in deferred compensation for the difference between the fair market value of the Lynx stock and the deemed fair market value of the Spectragen stock on the day of acquisition. The deferred compensation will be charged ratably to expense as the repurchase rights expire.

        Also in November 1996, Lynx issued options to purchase 524,355 shares of Lynx common stock in exchange for options to purchase 403,350 Spectragen common stock pursuant to the Agreement of Merger between the Company and Spectragen. In accordance with APB 25, Lynx recognized deferred compensation of $712,000 representing the difference between the exercise price of the options and the fair market value of the Company's common stock on the day of the exchange. The deferred compensation is being charged to expense over the respective vesting period of the grants.

1992 STOCK OPTION PLAN

        In July 1992, the Board of Directors of the Company (the "Board") adopted, and the stockholders subsequently approved, the Company's 1992 Stock Option Plan (the "1992 Plan"). In May 2000, the stockholders approved an amendment to the 1992 Plan, authorizing the increase in the number of shares authorized for issuance under the 1992 Plan from a total of 4,200,000 shares to 4,800,000 shares and the inclusion of directors (including non-employee directors) of the Company and its affiliates as eligible to participate in the 1992 Plan. In May 1996, the stockholders approved an amendment to the 1992 Plan extending the term of the 1992 Plan until March 2006.

        Under the 1992 Plan, the exercise price of incentive options granted may not be less than 100% (110% in the case of options granted to a person who owns more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of common stock at the date of grant. Nonqualified options may be granted at not less than 85% of fair market value at the date of grant. Options generally vest over a five-year period from the date of grant and have a term of ten years (five years in the case of options granted to a person who owns more than 10% of the total combined voting power of all classes of stock of the Company).

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

                             LYNX THERAPEUTICS, INC.

        The stock option activity under the 1992 Plan was as follows:


                                                      OPTIONS OUTSTANDING
                                        ---------------------------------------------------
                                        AVAILABLE FOR   NUMBER OF SHARES   WEIGHTED AVERAGE
                                           GRANT       SUBJECT TO OPTIONS   EXERCISE PRICE
                                        -------------  ------------------  ----------------
BALANCE AT DECEMBER 31, 1997 ......         360,808        1,626,254          $     3.22
  Shares authorized ...............         600,000               --                  --
  Options granted .................        (407,500)         407,500          $    11.27
  Options exercised ...............              --         (334,309)         $     2.27
  Options canceled ................         232,533         (269,723)         $     5.30
                                         ----------       ----------
BALANCE AT DECEMBER 31, 1998 ......         785,841        1,429,722          $     5.35
  Shares authorized ...............         200,000               --                  --
  Options granted .................        (639,000)         639,000          $    11.20
  Options exercised ...............              --          (68,994)         $     2.70
  Options canceled ................          40,246          (57,231)         $     7.10
                                         ----------       ----------
BALANCE AT DECEMBER 31, 1999 ......         387,087        1,942,497          $     7.32
  Shares authorized ...............         600,000               --                  --
  Options granted .................        (736,500)         736,500          $    26.42
  Options exercised ...............              --         (178,385)         $     4.72
  Options canceled ................          42,004          (44,079)         $    11.31
                                         ----------       ----------
BALANCE AT DECEMBER 31, 2000 ......         292,591        2,456,533          $    13.16
                                         ==========       ==========


To date, all options granted under the 1992 Plan are nonqualified options. Certain officers and employees of the Company were granted the right to exercise their options prior to vesting, subject to the Company's right of repurchase at the original issue price, which lapses ratably over five years. As of December 31, 2000, 15,609 shares outstanding were subject to repurchase.

        The options outstanding at December 31, 2000, have been segregated into ranges for additional disclosure as follows:


                                       OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                      -----------------------------------------------     ------------------------------
                          OPTIONS       WEIGHTED-AVERAGE    WEIGHTED-     OPTIONS CURRENTLY    WEIGHTED-
                      OUTSTANDING AT        REMAINING       AVERAGE       EXERCISABLE AT       AVERAGE
   RANGE OF             DECEMBER 31,     CONTRACTUAL LIFE   EXERCISE        DECEMBER 31,       EXERCISE
EXERCISE PRICES            2000            (IN YEARS)        PRICE             2000             PRICE
---------------       --------------    -----------------  ----------     -----------------    ---------
$ 0.10 - $ 1.00 ....        180,809           3.95         $    0.89           171,889         $    0.92
$ 1.54 - $ 1.54 ....        268,622           5.60         $    1.54           127,307         $    1.54
$ 2.00 - $ 6.00 ....        298,764           5.30         $    4.97           257,458         $    4.99
$ 7.13 - $ 9.38 ....        252,400           7.69         $    8.69           115,129         $    8.66
$ 9.44 - $11.13 ....        477,750           8.90         $   10.85            95,734         $   10.92
$11.50 - $13.13 ....        282,008           8.66         $   11.81            81,496         $   11.83
$13.25 - $15.75 ....        332,180           8.04         $   15.31           103,710         $   15.00
$16.00 - $40.50 ....        257,500           9.61         $   27.35             4,313         $   32.57
$40.88 - $55.25 ....         26,500           9.42         $   48.70                 0         $    0.00
$76.75 - $ 76.75 ...         80,000           9.15         $   76.75            10,832         $   76.75
                          ---------                                          ---------
$ 0.10 - $ 76.75 ...      2,456,533           7.56         $   13.16           967,868         $    7.41
                          =========                                          =========

        As of December 31, 2000, 1999 and 1998, options to purchase 967,868, 709,433 and 505,522 shares were exercisable under the 1992 plan, respectively.

PRO FORMA INFORMATION

        Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The weighted average fair value of options granted in 2000, 1999 and 1998 was $20.38, $7.87 and $6.74 per share, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model for the single option approach with the following weighted-average assumptions: a risk-free interest rate of 6.0%, 4.97% and 5.5% for 2000, 1999 and 1998, respectively; a weighted-average expected life of five years for 2000 grants, five years for 1999 grants and 5.1 years for 1998 grants; an expected dividend yield of zero for all three years; and a volatility factor of the expected market price of the Company's common stock of 100% for 2000, 86% for 1999 and 64% for 1998.

                             LYNX THERAPEUTICS, INC.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock options.

        Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards under the plan consistent with the method of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:


                                                       YEAR ENDED DECEMBER 31,
                                              --------------------------------------------
                                                 2000             1999             1998
                                              ----------       ----------       ----------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss
  Historical ...........................      $  (13,301)      $   (6,664)      $   (4,347)
  Pro forma ............................      $  (16,839)      $   (7,874)      $   (5,610)
Net loss per share
  Historical ...........................      $    (1.17)      $    (0.60)      $    (0.45)
  Pro Forma ............................      $    (1.48)      $    (0.71)      $    (0.58)


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

        As of December 31, 2000, a total of 33,911 shares of common stock have been issued to employees at an aggregate purchase price of $470,706 and a weighted average purchase price of $13.88 per share pursuant to offerings under the Purchase Plan, and 166,089 shares remain available for future issuance.

        Under SFAS 123, the fair value for these purchase options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000 and 1999, respectively: risk-free interest rate of 6.0% and 4.97%; no dividend yields; volatility factor of the expected market price of the Company's common stock of 100% and 86%; and a weighted average expected life of 0.55 and 0.49 years. The weighted average fair value of those purchase rights granted in 2000 and 1999, respectively, was $7.58 and $5.13.

8. INCOME TAXES

        The provision for income taxes of $500,000 for 2000 consists of foreign withholding tax due on a payment received from one of Lynx's customers. The provision for income taxes of approximately $258,000 for 1999 and $151,000 for 1998 consists entirely of alternative minimum tax.

        The reconciliation of income tax expense (benefit) attributable to continuing operations computed at the U.S. federal statutory rates to income tax expense (benefit) for the fiscal years ended December 31, 2000, 1999 and 1998 is as follows (in thousands):


                                                               YEAR ENDED DECEMBER 31,
                                                        -----------------------------------
                                                         2000          1999          1998
                                                        -------       -------       -------
Tax provision (benefit) at U.S statutory rate ....      $(4,352)      $(2,178)      $(1,427)
Alternative minimum tax ..........................           --           258           151
Foreign taxes ....................................          500            --            --
Loss for which no tax benefit is currently
recognizable .....................................        4,352         2,178         1,427
                                                        -------       -------       -------
                                                        $   500       $   258       $   151
                                                        =======       =======       =======

                             LYNX THERAPEUTICS, INC.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):


                                                          2000           1999
                                                        --------       --------
Deferred tax assets:
  Net operating loss carryforwards ...............      $ 13,427       $  6,717
  Research and development tax credit
   carryforwards .................................         5,124          1,816
  Alternative minimum tax credit carryforwards ...           218            290
  Capitalized research and development
    expenditures .................................         1,422            859
  Deferred revenues ..............................         9,865         10,124
  Reserves and accruals ..........................           741            494
  Other, net .....................................            --            702
  Valuation allowance ............................       (30,623)       (21,002)
                                                        --------       --------
Net deferred tax assets ..........................           174             --
Deferred tax liabilities:
Other ............................................           174             --
                                                        --------       --------
Net deferred tax assets ..........................      $     --       $     --
                                                        ========       ========


        Realization of deferred tax assets is dependent on future earnings, if any, the timing and the amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as of December 31, 2000 and 1999 has been established to reflect these uncertainties. The change in the valuation allowance was a net increase of approximately $9.6 million and $3.6 million for the fiscal years ended December 31, 2000 and 1999, respectively. Approximately $2.0 million of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized will be allocated directly to contributed capital.

        As of December 31, 2000, the Company had a federal net operating loss carryforward of approximately $38.6 million, which will expire at various dates from 2008 through 2020, if not utilized. The Company has a state net operating loss carryforward of approximately $5.3 million, which will expire in 2010.

        As of December 31, 2000, the Company also had federal and California research and development and other tax credit carryforwards of approximately $3.8 million and $1.3 million, respectively. The federal research and development credit will expire at various dates from 2008 through 2020, if not utilized.

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

        In February 1998, the Company entered into a noncancelable operating lease for facilities. The term of the lease commenced on December 15, 1998 and expires on December 14, 2008. Under the terms of the lease, the monthly rental payments are fixed for the first 24 months. Thereafter, the monthly rental payments increase and are subject to annual Consumer Price Index-based adjustments, with minimum and maximum limits. The Company is recognizing rent expense on a straight-line basis over the lease period. The Company has the option to extend the lease for an additional five-year period, subject to certain conditions, with payments to be determined at the time of the exercise of the option.

                             LYNX THERAPEUTICS, INC.

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

        The Company also leases equipment under various operating lease agreements subject to minimum annual lease payments. Minimum annual rental commitments and sublease income under non-cancelable operating leases are as follows (in thousands):


                                                  SUBLEASE
YEARS ENDING DECEMBER 31:      COMMITMENTS         INCOME
                               -----------        --------
2001 ...............              $ 2,792          $ 1,117
2002 ...............                2,901            1,144
2003 ...............                2,691              682
2004 ...............                2,432               --
2005 ...............                2,498               --
Thereafter .........                7,524               --
                                  -------          -------
                                  $20,838          $ 2,943
                                  =======          =======


        Rent expense for facilities and equipment under operating leases was $2,055,000, $1,733,000 and $738,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Rental income for the facility under sublease was $1,127,000, $990,000 and $186,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

10. 401(k) PLAN

        In October 1992, Lynx adopted a 401(k) Plan covering all of its employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to 15% (subject to an annual limit prescribed by the Code as described below) and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional contributions to the 401(k) Plan by Lynx on behalf of all participants in the 401(k) Plan. In the years ended 2000, 1999 and 1998, the Company contributed $74,000, $52,000 and $49,000, respectively.

11. EQUIPMENT FINANCING

        In 1998, the Company entered into a financing agreement with a financial institution ("Lender") under which Lynx drew down $4.8 million during 1999 for the purchase of equipment and certain other capital expenditures. Lynx granted the lender a security interest in all items financed by the Company under this agreement. Each draw down under the loan has a term of 48 months from the date of the draw down at interest rates ranging from 10.9% to 11.8% The original draw down period under the agreement expired on March 31, 2000. In September 2000, Lynx obtained additional financing of $950,000, under an amendment to the original financing agreement. As of December 31, 2000, the principal balance under loans outstanding under this agreement was approximately $4.4 million. Accumulated depreciation relating to these assets amounted to $2.5 million and $0.7 million for the years ended December 31, 2000 and 1999, respectively. The carrying amounts of the Company's borrowings under its equipment financing approximate their fair values. The fair values are estimated using a discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

        Principal payments based on equipment loans outstanding at December 31, 2000 are (in thousands):


2001..............................   $1,319
2002..............................    1,393
2003..............................    1,420
2004..............................      264
                                     ------
                                     $4,396
                                     ======

                             LYNX THERAPEUTICS, INC.

12. SUBSEQUENT EVENTS (UNAUDITED)

        Phytera

        In January 2001, the Company entered into a collaboration with Phytera, Inc. to identify genes from plants involved in the biosynthesis of anti-oxidant polyphenols, naturally occurring compounds with nutraceutical and pharmaceutical activity. Phytera will select plant species from its culture libraries and apply its proprietary ExPAND(R) manipulation technology to regulate the expression of the metabolic pathways and genes responsible for the production of specific anti-oxidant polyphenolic compounds. Lynx will then use its proprietary Megasort technology to identify genes activated after target compounds are induced. Lynx and Phytera intend to validate gene targets and jointly commercialize the genes with other partners in the nutraceutical and pharmaceutical sectors.

        Celera

        In March 2001, the Company entered into two agreements with Celera Genomics. The first agreement involves the integration of sets of Lynx's high-resolution gene expression data, derived from normal human tissues analyzed using Lynx's MPSS technology, into Celera's database products for distribution to Celera's customers through the Celera Discovery System (CDS). Under a second agreement, Lynx will apply its MPSS technology to perform additional gene expression analyses various tissues for Celera and to help supplement the Lynx database offering.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The Company's executive officers, directors and certain employees, and their ages as of February 15, 2001 are as follows:


NAME                                     AGE                       POSITION
----                                     ---                       --------
Craig C. Taylor(1)(2).................   50   Chairman of the Board
Norman J. W. Russell, Ph.D............   48   President, Chief Executive Officer and Director
Edward C. Albini......................   43   Chief Financial Officer and Secretary
Stephen C. Macevicz, Ph.D.............   51   Vice President, Intellectual Property
William Wong, Ph.D....................   52   Vice President, Business Development
Richard C. Woychik, Ph.D..............   48   Chief Scientific Officer
Sydney Brenner, M.B., D. Phil.........   73   Director and Principal Scientific Advisor
William K. Bowes, Jr.(1)(2)...........   74   Director
Leroy Hood, M.D., Ph.D................   62   Director
James C. Kitch(1)(2)..................   53   Director


------------

(1)     Member of the Audit Committee.

(2)     Member of the Compensation Committee.

        Craig C. Taylor was elected Chairman of the Board of Directors of Lynx in December 2000 and has served as a director since March 1994, and served as Acting Chief Financial Officer from July 1994 to April 1997. He has been active in venture capital since 1977, when he joined Asset Management Company, a venture capital firm. He is a general partner of AMC Partners 89 L.P., which serves as the general partner of Asset Management Associates 1989 L.P., a private venture capital partnership. He currently serves as a director of Pharmacyclics, Inc., a biotechnology company, and several private companies.

        Norman J. W. Russell, Ph.D., joined Lynx in October 1999 as President and Chief Executive Officer and was elected to the Board of Directors in December 1999. Prior to joining Lynx, he was Head of Biological Science and Technology at AstraZeneca Pharmaceuticals, a pharmaceutical company. His previous positions in 20 years at Zeneca included Head of Target Discovery, Head of International Genomics and Head of Biotechnology. Dr. Russell earned a Ph.D. in Physiology from Glasgow University, Scotland.

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

        William Wong, Ph.D., joined Lynx in January 2001 as Vice President, Business Development. He was Executive Vice President, Business Development at Nexell, a therapeutics company, from 1998 to 2000, Executive Director, Technology and Business Development at Intracel Corp., a biotechnology company, from 1995 to 1998, Sr. Vice President and General Manager at Zynaxis, Inc., a drug delivery and diagnostics company, from 1994 to 1995, and he held various positions at Zynaxis from 1990 to 1994. Dr. Wong received his Ph.D. from the University of Rochester, School of Medicine, Rochester, New York.

        Richard C. Woychik, Ph.D., joined Lynx in January 2001 as Chief Scientific Officer. Prior to joining Lynx, Dr. Woychik was Senior Director and Head of the Global R&D Molecular Genetics Research Center at Pfizer, a pharmaceutical company, from 1998 to 2000. From 1997 to 1998, Dr. Woychik was a Professor in the Departments of Pediatrics, Genetics and Pharmacology and Vice Chairman for Research in Pediatrics at Case Western Reserve University and from 1987 to 1997, he was a research scientist at the Oak Ridge National Laboratory. Dr. Woychik earned his Ph.D. in Molecular Biology at Case Western Reserve University.

        Sydney Brenner, M.B., D.Phil., has served as a director of Lynx since October 1993. He is a distinguished Professor at the Salk Institute of Biological Studies in La Jolla, California. He served as Director and President of The Molecular Sciences Institute, a non-profit research institute in Berkeley, California from July 1996 to January 2001, when he retired as Director of Research. In September 1996, he retired from his position of Honorary Professor of Genetic Medicine, University of Cambridge Clinical School. From 1986 to his retirement in 1991, Dr. Brenner directed the Medical Research Council Unit of Molecular Genetics. He was a member of the Scripps Research Institute in La Jolla, California, until December 1994. Dr. Brenner is the principal inventor of Lynx's bead-based technologies.

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

        Leroy Hood, M.D., Ph.D., has served as a director of Lynx since May 2000. In December 1999, he founded the Institute of Systems Biology, a private nonprofit research institute, and currently serves as the President and a director. From 1992 to 1999, he was the Chair of the Molecular Biotechnology Department at the University of Washington and the William Gates III Professor of Biomedical Sciences. Dr. Hood received his M.D. from Johns Hopkins Medical School and Ph.D. from the California Institute of Technology. He has been a member of the National Academy of Sciences and the American Academy of Arts and Sciences since 1982.

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

        To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, during the calendar year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth certain compensation paid by the Company during the calendar years ended December 31, 2000, 1999 and 1998, to its Chief Executive Officer and the two other most highly compensated executive officers whose compensation exceeded $100,000 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE


                                                                            LONG TERM
                                                                 ANNUAL    COMPENSATION      OTHER ANNUAL
NAME AND PRINCIPAL POSITION                           YEAR     SALARY (1)   OPTIONS (#)      COMPENSATION
---------------------------                           ----     ----------   -----------      ------------
Norman J. W. Russell, Ph.D.(2) .............          2000      $262,571            --               --
  President & Chief Executive Officer ......          1999      $109,527       200,000         $ 33,212(2)

Edward C. Albini ...........................          2000      $196,405        70,000         $    750(3)
  Chief Financial Officer ..................          1999      $163,730            --         $    750(3)
                                                      1998      $147,336        50,000         $    750(3)
Stephen C. Macevicz, Ph.D ..................          2000      $191,538        20,000         $    750(3)
  Vice President, Intellectual Property ....          1999      $176,549        20,000         $    750(3)
                                                      1998      $167,611            --         $    750(3)


------------

(1) Includes amounts earned but deferred at the election of the Named Executive Officer pursuant to the Company's 401(k) Plan.

(2) Dr. Russell joined the Company as President and Chief Executive Officer on October 18, 1999. Prior to this time, Dr. Russell was employed at Lynx Therapeutics GmbH, a wholly-owned subsidiary of the Company, from July 1, 1999. Dr. Russell's compensation received while employed at Lynx GmbH is reflected under Other Annual Compensation.

(3) Contributions made by the Company to the Company's 401(k) Plan on behalf of such employee.

        Except as disclosed above, no compensation characterized as long-term compensation, including restricted stock awards issued at a price below fair market value or long-term incentive plan payouts, was paid by the Company during the year ended December 31, 2000, to any of the Named Executive Officers.

STOCK OPTION GRANTS AND EXERCISES

        The Company grants options to its executive officers under its 1992 Stock Option Plan, as amended. As of February 15, 2001, options to purchase a total of 2,655,290 shares were outstanding under the 1992 Stock Option Plan, as amended, and options to purchase 91,499 shares remained available for grant thereunder.

        The following table sets forth, for each of the Named Executive Officers in the Summary Compensation Table, certain information regarding options granted during the year ended December 31, 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                                                                                            POTENTIAL REALIZABLE
                                                                                                              VALUE AT ASSUMED
                                                      INDIVIDUAL GRANTS                                        ANNUAL RATES
                                ---------------------------------------------------------------------          OF STOCK PRICE
                                    NUMBER OF           % OF TOTAL                                              APPRECIATION
                                    SECURITIES         OPTIONS GRANTED     EXERCISE OR                      FOR OPTION TERM (2)
                                UNDERLYING OPTIONS      TO EMPLOYEES       BASE PRICE      EXPIRATION    --------------------------
NAME                                 GRANTED          IN FISCAL YEAR (1)      ($/SH)           DATE        5%($)            10%($)
                                ------------------    ------------------   -----------     ----------    ---------      -----------
Edward C. Albini ...........         40,000                5.43%              76.75           02/22/10   1,930,706       4,892,789
                                     30,000                4.07%              15.75           05/26/10     297,153         753,043
Stephen C. Macevicz, Ph.D ..         20,000                2.72%              10.63           12/10/10     133,703         338,830


------------


(1) Based on options for an aggregate of 736,500 shares granted to employees of, and consultants to, the Company during the year ended December 31, 2000, including the Named Executive Officer.

(2) The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option, and that option is exercised and sold on the last day of the term for the appreciated stock price.

        The following table sets forth certain information concerning the number of options exercised by the Named Executive Officers during the year ended December 31, 2000, and the number of shares covered by both exercisable and unexercisable stock options held by the Named Executive Officers. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding options and the fair market value of the Company's common stock as of December 29, 2000 ($9.00 per share).

   AGGREGATED OPTION EXERCISES IN THE YEAR ENDED DECEMBER 31, 2000 AND OPTION
                                     VALUEs


                                                                                                          VALUE OF UNEXERCISED
                                                                       NUMBER OF UNEXERCISED            IN-THE-MONEY OPTIONS AT
                                     SHARES                             OPTIONS AT YEAR-END                    YEAR-END (1)
                                  ACQUIRED ON        VALUE          -----------------------------     ----------------------------
NAME                                EXERCISE      REALIZED (1)      EXERCISABLE     UNEXERCISABLE     EXERCISABLE      EXERCISABLE
                                  -----------     ------------      -----------     -------------     -----------      -----------
Norman J. W. Russell, Ph.D.             --               --           56,666          143,334                0                0
Edward C. Albini .........              --               --           28,333           21,667                0                0
                                        --               --            6,666           33,334                0                0
                                        --               --            3,500           26,500                0                0
Stephen C. Macevicz ......          14,000          238,840            1,000                0            8,000                0
                                    34,666          620,868            4,334                0           38,356                0
                                        --               --            4,000           16,000                0                0
                                        --               --                0           20,000                0                0


-------

(1) Based on the fair market value of the Company's common stock at December 29, 2000 ($9.00), minus the exercise price of the options, multiplied by the number of shares underlying the options.

EMPLOYMENT SEVERANCE AND CHANGE OF CONTROL AGREEMENTS

        In October 1999, the Company entered into an employment agreement with Dr. Norman J. W. Russell, President and Chief Executive Officer, providing for an annual compensation of $255,000 per year and an option to purchase 200,000 shares of common stock at an exercise price of $11.31 per share, subject to a five-year vesting schedule. If Dr. Russell is terminated due to a change in control of the Company, Dr. Russell's shares covered by the option shall accelerate so that fifty percent of the then unvested shares covered by the option shall immediately vest and become exercisable upon the effective date of the change in control. The Company also provided Dr. Russell with a loan in the amount of $250,000 for the sole purpose of the purchase of a house, which loan shall be secured by the property, and is forgivable over a four-year period.

COMPENSATION OF DIRECTORS

        Directors are not compensated by the Company for services as directors. Non-employee directors are eligible to participate in the Company's 1992 Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Company's Compensation Committee was established in March 1994 and is currently composed of three non-employee directors: Messrs. Bowes, Kitch and Taylor. Mr. Taylor served as Acting Chief Financial Officer of the Company from July 1994 to April 1997. There were no officers or employees of the Company who participated in deliberations of the Company's Compensation Committee concerning executive officer compensation during the year ended December 31, 2000.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding beneficial ownership of the common stock as of February 15, 2001, by (i) each stockholder who is known by the Company to own beneficially more than 5% of the common stock; (ii) each Named Executive Officer of the Company listed on the Summary Compensation Table; (iii) each director of the Company; and (iv) all directors and executive officers of the Company as a group.


                                                                         COMMON STOCK (1)
                                                                  -----------------------------
                                                                   NUMBER
NAME OF BENEFICIAL OWNER                                          OF SHARES            PERCENT
                                                                  ---------           ---------
Credit Suisse Asset Management, LLC ....................            723,296                6.3%
GEO Capital, LLC .......................................            654,990                5.7%
Norman J. W. Russell, Ph.D.(2) .........................             70,000                 **
Edward C. Albini(3) ....................................             95,219                 **
Stephen C. Macevicz, Ph.D.(4) ..........................             78,889                 **
William K. Bowes, Jr.(5) ...............................            183,496                1.6%
Sydney Brenner, M.B., D. Phil.(6) ......................            329,000                2.9%
Leroy Hood, M.D., Ph.D .................................              6,896                 **
James C. Kitch(7) ......................................             20,620                 **
Craig C. Taylor(8) .....................................            386,434                3.4%
All directors and officers as a group (10 persons)(9) ..          1,170,554               9.99%


------------

**      Less than one percent.

(1) Except as otherwise noted, and subject to community property laws where applicable, each person or entity named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by him, her or it. Percentage of beneficial ownership is based on 11,459,521 shares of common stock outstanding as of February 15, 2001, except as otherwise noted in the footnotes. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options currently exercisable or exercisable within 60 days of February 15, 2001, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of beneficial ownership of any other person.

(2) Consists of 70,000 shares of common stock issuable upon exercise of stock options held by Dr. Russell that are exercisable within 60 days of February 15, 2001.

(3) Includes 44,499 shares of common stock issuable upon exercise of stock options held by Mr. Albini that are exercisable within 60 days of February 15, 2001.

(4) Includes 12,000 shares of common stock issuable upon exercise of stock options held by Dr. Macevicz that are exercisable within 60 days of February 15, 2001.

(5) Includes 35,401 shares of common stock held by Mr. Bowes, 17,606 shares of common stock held by the William K. Bowes Charitable Remainder Trust, of which Mr. Bowes is Trustee, and 8,333 shares of common stock issuable upon exercise of stock options held by Mr. Bowes that are exercisable within 60 days of February 15, 2001. Also includes 122,156 shares of common stock held by entities affiliated with U.S. Venture Partners IV, L.P. or U.S.V.P. IV. Mr. Bowes, a director of Lynx, is a general partner of Presidio Management Group IV, the general partner of U.S.V.P. IV. Mr. Bowes shares the power to vote and control the disposition of shares held by U.S.V.P. IV and, therefore, may be deemed to be the beneficial owner of such shares. Mr. Bowes disclaims beneficial ownership of such shares, except to the extent of his pro-rata interest therein.

(6) Includes 99,000 shares of common stock issuable upon exercise of stock options held by Dr. Brenner that are exercisable within 60 days of February 15, 2001.

(7) Includes 2,287 shares of common stock, 8,333 shares of common stock issuable upon exercise of stock options held by Mr. Kitch and 10,000 shares of common stock issuable upon the exercise of stock options also held by Mr. Kitch that are exercisable within 60 days of February 15, 2001. Mr. Kitch holds these options for the benefit of Cooley Godward LLP. He shares the power to vote and control the disposition of such shares and, therefore, may be deemed to be the beneficial owner of such shares. Mr. Kitch disclaims beneficial ownership of such shares, except to the extent of his pro-rata interest therein.

(8) Includes 13,997 shares of common stock held by Mr. Taylor and 8,333 shares of common stock issuable upon exercise of stock options held by Mr. Taylor. Also includes 364,104 shares of common stock held by Asset Management Associates 1989 L.P. Mr. Taylor, the Chairman of the Board of Lynx, is a general partner of AMC Partners 89, which is the general partner of Asset 1989 L.P. Mr. Taylor shares the power to vote and control the disposition of shares held by Asset 1989 L.P. and, therefore, may be deemed to be the beneficial owner of such shares. Mr. Taylor disclaims beneficial ownership of such shares, except to the extent of his pro-rata interest therein.

(9) Includes 486,260 shares of common stock held by entities affiliated with certain directors and 423,796 shares of common stock issuable upon exercise of stock options held by directors and officers that are exercisable within 60 days of February 15, 2001. See Notes 2 through 8 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In November 1999, the Company entered into a loan agreement with Norman
J. W. Russell, Ph.D., President, Chief Executive Officer and a director of the Company. The loan is in the amount of $250,000, secured by a second mortgage on real property, with interest accruable at the rate of 6.02% per annum, and subject to early repayment under specified circumstances. The principal and interest on the loan will be forgiven, based on the officer's continuous employment over a four-year period, in the following amounts: 50% on the second anniversary date of employment; and 25% on each of the third and fourth anniversary dates of employment. At February 15, 2001, the outstanding principal and accrued interest on the loan was $267,224.

        In April 1997, the Company entered into a full-recourse loan agreement with Edward C. Albini, an officer of the Company. A note receivable of $250,000 was issued under a stock purchase agreement for the purchase of 50,000 shares of common stock whereby all the shares issued under the agreement are pledged as collateral. The outstanding principal amount is due and payable in full in April 2002, subject to an obligation to prepay under specified circumstances. Interest is payable upon the expiration or termination of the note and accrues at the rate of 6.49% per annum. At February 15, 2001, the outstanding principal and accrued interest on the loan was $293,988.

        For legal services rendered during the calendar year ended December 31, 2000, the Company paid approximately $307,500 to Cooley Godward LLP, the Company's counsel, of which Mr. Kitch, a director of the Company, is a partner.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

        (a) FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

                (1) The following index, Report of Ernst & Young LLP, Independent Auditors, and financial statements set forth on pages 26 through 31 of this report are being filed as part of this report:

                (i) Report of Ernst & Young LLP, Independent Auditors.

                (ii) Consolidated Balance Sheets as of December 31, 2000 and
        1999.

                (iii) Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

                (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998.

                (v) Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

                (vi) Notes to Consolidated Financial Statements.

        (2) All schedules are omitted because they are not required, are not applicable, or the information is included in the consolidated financial statement or notes thereto.

        (3) The following documents are being filed as part of this report:


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

3.1 Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Registrant's Form 10-Q for the period ended June 30, 2000.

3.2 Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Registrant's Form 10-Q for the period ended June 30, 2000.

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

EXHIBIT
NUMBER                             DESCRIPTION OF DOCUMENT
-------                            -----------------------
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


------------

(+)     Management contract or compensatory plan or arrangement.

** Portions of this agreement have been deleted pursuant to our request for confidential treatment

        (b) REPORTS ON FORM 8-K

               Not applicable.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2001.

                                    LYNX THERAPEUTICS, INC.

                                    By:     /s/ NORMAN J.W. RUSSELL, PH.D.
                                       --------------------------------------
                                              Norman J.W. Russell, Ph.D.
                                        President and Chief Executive Officer

                                POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward C. Albini and James C. Kitch, and each or any of them, as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to the Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           SIGNATURE                                         TITLE                            DATE
           ---------                                         -----                            ----
   /s/   NORMAN J.W. RUSSELL                President, Chief Executive Officer and      March 30, 2001
-------------------------------             Director (Principal Executive Officer)
     Norman J.W. Russell

     /s/   CRAIG C. TAYLOR                          Chairman of the Board               March 30, 2001
-------------------------------
       Craig C. Taylor

     /s/   EDWARD C. ALBINI                 Chief Financial Officer and Secretary       March 30, 2001
-------------------------------         (Principal Financial and Accounting Officer)
       Edward C. Albini

  /s/   WILLIAM K. BOWES, Jr.                           Director                        March 30, 2001
-------------------------------
    William K. Bowes, Jr.

                                                        Director                        March __, 2001
-------------------------------
       Sydney Brenner

     /s/   JAMES C. KITCH                               Director                        March 30, 2001
-------------------------------
       James C. Kitch

                                                        Director                        March __, 2001
-------------------------------
        Leroy Hood

   /s/ DAVID C. U'PRICHARD                              Director                        March 30, 2001
-------------------------------
     David C. U'Prichard

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

3.1 Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Registrant's Form 10-Q for the period ended June 30, 2000.

3.2 Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Registrant's Form 10-Q for the period ended June 30, 2000.

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

EXHIBIT
 NUMBER                        DESCRIPTION OF DOCUMENT
-------                        -----------------------
               30, 1999.

21.1           Subsidiary of the Company.

23.1           Consent of Ernst & Young LLP, Independent Auditors.

24.1           Power of Attorney. Reference is made to the signature page.


------------

(+)     Management contract or compensatory plan or arrangement.

** Portions of this agreement have been deleted pursuant to our request for confidential treatment