Form 10-Q
period 2001-03-31
LYNX THERAPEUTICS INC
filed 2001-05-14
CIK 913275

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
     ________________.


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


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of common stock outstanding as of May 2, 2001 was 11,665,494.

                             LYNX THERAPEUTICS, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX

PART I   FINANCIAL INFORMATION (UNAUDITED)                                                        PAGE
ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets --- March 31, 2001
         and December 31, 2000...................................................................    3

         Condensed Consolidated Statements of Operations - three months
         ended March 31, 2001 and 2000...........................................................    4

         Condensed Consolidated Statements of Cash Flows - three months
         ended March 31, 2001 and 2000...........................................................    5

         Notes to Condensed Consolidated Financial Statements....................................    6

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...........................................    8

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk..............................   15


PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings.......................................................................   16

ITEM 2.  Changes in Securities and Use of Proceeds...............................................   16

ITEM 3.  Defaults Upon Senior Securities.........................................................   16

ITEM 4.  Submission of Matters to a Vote of Security Holders.....................................   16

ITEM 5.  Other Information.......................................................................   16

ITEM 6.  Exhibits and Reports on Form 8-K........................................................   16

SIGNATURES ......................................................................................   17

PART I            FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                             LYNX THERAPEUTICS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     MARCH 31,     DECEMBER 31,
                                                                       2001           2000*
                                                                     --------       --------
                                                                    (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents ..................................      $  4,141       $  7,875
   Short-term investments .....................................         7,730         10,923
   Accounts receivable ........................................           939          1,539
   Other current assets .......................................         3,214          2,270
                                                                     --------       --------
Total current assets ..........................................        16,024         22,607

Property and equipment:
   Leasehold improvements .....................................        12,003         11,718
   Laboratory and other equipment .............................        14,744         13,364
                                                                     --------       --------
                                                                       26,747         25,082
   Less accumulated depreciation and amortization .............       (10,323)        (9,263)
                                                                     --------       --------
Net property and equipment ....................................        16,424         15,819

Other non-current assets ......................................           791            789
                                                                     --------       --------
                                                                     $ 33,239       $ 39,215
                                                                     ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................................      $  1,344       $  1,640
   Accrued compensation .......................................           996            614
   Deferred revenues --- current portion ......................         6,407          7,219
   Notes payable --- current portion ..........................         1,354          1,319
   Other accrued liabilities ..................................           811            928
                                                                     --------       --------
Total current liabilities .....................................        10,912         11,720

Deferred revenues .............................................        16,406         17,467
Notes payable .................................................         2,743          3,077
Other non-current liabilities .................................           766            729

Stockholders' equity:
   Common stock ...............................................        76,265         75,851
   Notes receivable from stockholders .........................          (271)          (263)
   Deferred compensation ......................................        (1,218)        (1,557)
   Accumulated other comprehensive income (loss) ..............           (14)        (1,157)
   Accumulated deficit ........................................       (72,350)       (66,652)
                                                                     --------       --------
Total stockholders' equity ....................................         2,412          6,222
                                                                     --------       --------
                                                                     $ 33,239       $ 39,215
                                                                     ========       ========


*The balance sheet amounts at December 31, 2000 have been derived from audited financial statements at that date but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                             LYNX THERAPEUTICS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                           -----------------------
                                                             2001           2000
                                                           --------       --------
Revenues:
   Technology access and service fees and other .....      $  3,395       $  3,016
                                                           --------       --------
Total revenues ......................................         3,395          3,016

Operating costs and expenses:
   Cost of service fee revenues and other ...........           656            445
   Research and development .........................         5,956          5,004
   General and administrative .......................         2,001          1,485
                                                           --------       --------
Total operating costs and expenses ..................         8,613          6,934
                                                           --------       --------

Loss from operations ................................        (5,218)        (3,918)

Interest income, net ................................             6            314
Other income (loss), net ............................          (486)         3,183
                                                           --------       --------
Loss before provision for income taxes ..............        (5,698)          (421)

Provision for income taxes ..........................          --               60
                                                           --------       --------
Net loss ............................................      $ (5,698)      $   (481)
                                                           ========       ========
Basic and diluted net loss per share ................      $  (0.50)      $  (0.04)
                                                           ========       ========
Shares used in per share computation ................        11,470         11,209
                                                           ========       ========




                             See accompanying notes.

                             LYNX THERAPEUTICS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                -----------------------
                                                                                  2001           2000
                                                                                --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .................................................................      $ (5,698)      $   (481)
Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation and amortization .......................................         1,117            661
     Amortization of deferred compensation ...............................           339            243
     (Gain) loss on sale of antisense business ...........................           545         (3,119)
     Changes in operating assets and liabilities
         Accounts receivable .............................................           600            (52)
         Other current assets ............................................          (944)            92
         Accounts payable ................................................          (296)           118
         Accrued liabilities .............................................           265            (37)
         Deferred revenues ...............................................        (1,873)           (15)
         Other non-current  liabilities ..................................            37              4
                                                                                --------       --------
Net cash used in operating activities ....................................        (5,908)        (2,586)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments ......................................        (1,804)        (1,002)
Maturities of short-term investments .....................................         5,593          5,256
Leasehold improvements and equipment purchases, net of retirements .......        (1,722)        (1,272)
Notes receivable from officers and employees .............................            (8)           (11)
                                                                                --------       --------
Net cash provided by investing activities ................................         2,059          2,971

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of equipment loan ..............................................          (299)          (222)
Issuance of common stock .................................................           414            683
                                                                                --------       --------
Net cash provided by financing activities ................................           115            461
                                                                                --------       --------

Net increase (decrease) in cash and cash equivalents .....................        (3,734)           846
Cash and cash equivalents at beginning of period .........................         7,875         18,050
                                                                                --------       --------
Cash and cash equivalents at end of period ...............................      $  4,141       $ 18,896
                                                                                ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid .....................................................      $   --         $     27
                                                                                ========       ========
   Interest paid .........................................................      $    120       $    123
                                                                                ========       ========




                             See accompanying notes.

                             LYNX THERAPEUTICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (UNAUDITED)

1.   NATURE OF BUSINESS

     Lynx Therapeutics, Inc. ("Lynx" or the "Company") is a leader in the development and application of novel technologies for the discovery of gene expression patterns and genomic variations important to the pharmaceutical, biotechnology and agricultural industries. These technologies are based on Megaclone(TM), Lynx's unique and proprietary cloning procedure. Megaclone(TM) transforms a sample containing millions of DNA molecules into one made up of millions of micro-beads, each of which carries approximately 100,000 copies of one of the DNA molecules in the sample. Based on Megaclone(TM), Lynx has developed a suite of applications that have the potential to enhance the pace, scale and quality of genomics and genetics research programs. Currently, Lynx's principal collaborators and customers are BASF AG, E.I. DuPont de Nemours and Company, Aventis CropScience GmbH, Oxagen Limited, Hybrigenics S.A., Genomics Collaborative Inc., Molecular Engines Laboratories S.A., the Institute of Molecular and Cell Biology, Phytera, Inc., Celera Genomics, AstraZeneca, UroGene S.A., GenoMar ASA and AniGenics, Inc. Additionally, Lynx has provided a license for the use of certain of its technologies to Takara Shuzo Co. Ltd.

2.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC"). Certain prior year amounts have been reclassified to conform to current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results for the full year.

     The unaudited condensed consolidated financial statements include all accounts of the Company and its wholly owned subsidiary, Lynx Therapeutics GmbH, formed under the laws of the Federal Republic of Germany. All significant intercompany balances and transactions have been eliminated.

     These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company's year ended December 31, 2000, included in its annual report on Form 10-K filed with the SEC.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

     Revenues from technology access fees have generally resulted from upfront payments from collaborators, customers and licensees who are provided access to Lynx's technologies for specified periods. The Company receives service fees from collaborators and customers for genomics discovery services performed by Lynx on the biological samples they send to Lynx. Milestone payments are recognized pursuant to collaborative agreements upon the achievement of specified technology developments, representing the culmination of the earnings process, for financial accounting purposes. Other revenues include product sales and non-contract related revenues.

     Technology access fees are deferred and recognized as revenues on a straight-line basis over the noncancelable term of the agreement to which they relate. Payments for services and/or materials provided by Lynx are recognized as revenues when earned over the period in which the services are performed and/or materials are delivered, provided no other obligations, refunds or credits to be applied to future work exist. Milestone payments are recognized as revenues upon the achievement of the related milestone and the satisfaction of any related obligations. Revenues from the sales of products are recognized upon shipment to the customer.

NET LOSS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing income or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period, net of certain common shares outstanding which are subject to continued vesting and the Company's right of repurchase. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company, to the extent such securities are dilutive. Basic and diluted net loss per share is equivalent for all periods presented herein due to the Company's net loss in all periods. At March 31, 2001, options to purchase approximately 2,521,000 shares of common stock at a weighted-average price of $13.65 per share have been excluded from the calculation of diluted loss per share for 2001 because the effect of inclusion would be antidilutive. The options will be included in the calculation at such time as the effect is no longer antidilutive, as calculated using the treasury stock method. At March 31, 2001, approximately 11,000 shares of common stock outstanding, but subject to the Company's right of repurchase that expires ratably over five years, have been excluded from the calculation of basic loss per share. The repurchasable shares will be included in the calculation of basic EPS at such time as the Company's right of repurchase lapses.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for the year ending December 31, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Lynx Therapeutics believes the adoption of SFAS 133 on January 1, 2001 had no material effect on the financial statements, since the Company currently does not invest in derivative instruments and engage in hedging activities.

 COMPREHENSIVE INCOME (LOSS)

The following are the components of comprehensive income (loss): (in thousands)

                                                              Three Months Ended March 31,
                                                               2001                 2000
                                                             --------             --------
Net income (loss)                                            $ (5,698)            $   (481)
Net unrealized gain (loss) on available-for-sale
  securities                                                      (22)              (1,713)
Comprehensive income (loss)                                  $ (5,720)            $ (2,194)

The components of accumulated other comprehensive income (loss) relate entirely to unrealized losses on available-for-sale securities and are $14,000 at March 31, 2001 and $1.2 million at December 31, 2000.

4.   CORPORATE COLLABORATIONS

    Phytera

     In January 2001, the Company entered into a collaboration with Phytera, Inc. to identify genes from plants involved in the biosynthesis of anti-oxidant polyphenols, naturally occurring compounds with nutraceutical and pharmaceutical activity. Phytera will select plant species from its culture libraries and apply its proprietary ExPAND(R) manipulation technology to regulate the expression of the metabolic pathways and genes responsible for the production of specific anti-oxidant polyphenolic compounds. Lynx will then use its proprietary Megasort(TM) technology to identify genes activated after target compounds are induced. Lynx and Phytera intend to validate gene targets and jointly commercialize the genes with other partners in the nutraceutical and pharmaceutical sectors.

    Celera

     In March 2001, the Company entered into two agreements with Celera Genomics. The first agreement involves the integration of sets of Lynx's high-resolution gene expression data, derived from normal human tissues analyzed using Lynx's MPSS technology, into Celera's database products for distribution to Celera's customers through the Celera Discovery System (CDS). Under a second agreement, Lynx will apply its MPSS technology to perform additional gene expression analyses on various tissues for Celera and to help supplement the Lynx database offering.

     AstraZeneca

     In March 2001, the Company entered into a collaboration with AstraZeneca to apply Lynx's Megatype(TM) technology for genome-wide scans to discover single nucleotide polymorphisms, or SNPs, associated with asthma. AstraZeneca will provide to Lynx DNA samples from asthma-affected and control individuals, which will then be analyzed using Megatype(TM) technology. The resulting SNP markers are expected to provide leads with which to discover asthma-related loci on the human genome. The data resulting from the collaborative research agreement are expected to provide insight into the genetic components of asthma.

   UroGene

     In March 2001, the Company entered into a collaboration with UroGene S.A. to discover differentially expressed genes associated with prostate cancer, benign prostatic hypertrophy, renal carcinoma and bladder cancer. Lynx will apply its Megasort(TM) technology to samples provided by UroGene to identify differentially expressed genes by comparing normal and diseased tissues in the various disorders. UroGene plans to incorporate the findings into its overall research in the area of prostate disorders and oncology.

5.   SUBSEQUENT EVENTS

   AstraZeneca

     In April 2001, the Company entered into a collaboration with AstraZeneca to identify genes that are differentially expressed between different human tissues. AstraZeneca will provide DNA samples from certain human tissues, which Lynx will analyze using its Megasort(TM) technology. The differences in the gene expression patterns are expected to provide important information on the physiological processes leading to diseases or conditions involving these tissue types.

   GenoMar

     In April 2001, the Company entered into a collaboration with GenoMar ASA to identify genes associated with saltwater tolerance in the tropical fin fish, Tilapia. GenoMar will provide Lynx with RNA samples from Tilapia raised in either freshwater or saltwater, which will then be compared using Lynx's Megasort(TM) technology. Genes associated with growth in saltwater are expected to provide economically important tools in improving the performance of farmed fish through selective breeding.

   AniGenics

     In May 2001, the Company entered into a collaboration with AniGenics, Inc. to identify genes associated with commercially valuable traits in certain food animal species. AniGenics will provide Lynx with samples from animals exhibiting desired traits. The samples will then be analyzed for differential gene expression using Lynx's Megasort(TM) technology. AniGenics will also provide animal samples to be analyzed using Lynx's MegatypeTM technology for SNP markers that could be used to identify genes controlling the desired traits. The research collaboration seeks to create gene expression profiles and to identify SNP markers that could impact marker-assisted breeding and result in potentially reduced husbandry costs or increased product differentiation in the supermarket.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with the Company's financial statements and accompanying notes included in this report and the Company's 2000 audited financial statements and notes thereto included in its 2000 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2001 are not necessarily indicative of results that may occur in future periods.

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. When used herein, the words "believe," "anticipate," "expect," "estimate" and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. Lynx's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in Lynx's 2000 Annual Report on Form 10-K as filed with the SEC. Lynx undertakes no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

RESULTS OF OPERATIONS

REVENUES

     Revenues for the three-month periods ended March 31, 2001 and 2000 were $3.4 million and $3.0 million. Revenues for 2001 included technology access fees and service fees of $3.3 million and other revenues of $0.1 million. Revenues for 2000 consisted entirely of technology access and service fees.

OPERATING COSTS AND EXPENSES

     Total operating costs and expenses were $8.6 million for the three-month period ended March 31, 2001, and $6.9 million for the three-month period ended March 31, 2000. For the three-month period ended March 31, 2001, cost of services fees were $0.7 million, compared to $0.4 million in the corresponding period in 2000, and reflect the costs of providing our genomics discovery services. Research and development expenses were $6.0 million for the three-month period ended March 31, 2001, compared to $5.0 million in the corresponding period in 2000. The increase between years was primarily due to an increase in personnel and facilities-related expenses and an increase in materials consumed in research and development efforts, including on the continuing development of the Megatype(TM) and Protein ProFiler(TM) technologies and on Lynx's internal discovery projects. Lynx expects research and development expenses to increase due to planned spending for ongoing technology development and implementation, as well as new applications for our technology.

     General and administrative expenses increased to $2.0 million for the three-month period ended March 31, 2001, compared to $1.5 million in the corresponding period in 2000. Contributing factors to the increase in expenses between years include increased personnel and facilities-related expenses. Lynx expects general and administrative expenses to increase in support of its research and development, commercial and business development efforts.

INTEREST INCOME, NET

     Net interest income was $6,000 in the three-month period ended March 31, 2001, compared to $0.3 million in the 2000 period. The 2001 period reflects a decrease in interest income due to lower average cash, cash equivalents and investment balances, partially offset by lower interest expense incurred on equipment-related debt, as compared to the 2000 period.

OTHER INCOME (LOSS), NET

     The other loss amount was $0.5 million in the three-month period ended March 31, 2001, compared to other income of $3.2 million in the 2000 period. The 2001 loss was related primarily to a writedown in the carrying value of our equity investment in Inex Pharmaceuticals Corporation, net of a gain recorded from the receipt of shares of common stock from Inex in the 2001 quarter as part of the proceeds related to the March 1998 sale of Lynx's former antisense program. The 2000 other income amount was primarily related to a $3.1 million gain recognized from the receipt of shares of common stock of Inex.

INCOME TAXES

     There was not a provision for income taxes for the quarter ended March 31, 2001. The provision for income taxes for the quarter ended March 31, 2000 consisted entirely of alternative minimum tax.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $5.9 million for the quarter ended March 31, 2001, as compared to net cash used in operating activities of $2.6 million for the same period in 2000. This change was primarily due to the decrease in deferred revenue, a higher loss from operations in the 2001 period and an increase in other current assets, offset partially by the decrease in accounts receivable and higher depreciation and amortization expense for fixed assets and leasehold improvements. Net cash used in operating activities of $5.9 million for the 2001 quarter differed from the net loss primarily due to a decrease in deferred revenue and an increase in other current assets, offset partially by depreciation and amortization expense, the decrease in accounts receivable and the loss related to the equity investment in Inex common stock. Net cash provided by investing activities related primarily to net maturities of short-term investments, offset partially by capital expenditures. Net cash provided by financing activities related primarily to the issuance of common stock from the exercise of employee stock options, offset partially by repayment of principal under an equipment loan arrangement. Cash, cash equivalents, short-term investments and marketable securities were $11.9 million at March 31, 2001.

     In late 1998, we entered into a financing agreement with a financial institution under which we drew down $4.8 million during 1999 for the purchase of equipment and certain other capital expenditures. Lynx granted the lender a security interest in all items financed by it under this agreement. Each draw down under the loan has a term of 48 months from the date of the draw down. As of March 31, 2001, the principal balance under loans outstanding under this agreement was approximately $4.1 million. The draw down period under the agreement expired on March 31, 2001.

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

     Lynx expects to incur substantial and increasing research and development expenses and intends to seek additional financing, as needed, through arrangements with customers, collaborators and licensees and equity or debt offerings. There can be no assurance that any additional financing required by Lynx will be available on favorable terms, or at all. The Company believes that its existing capital resources, and interest income thereon, will enable it to maintain its current and planned operations through at least the next 12 months.

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

OUR TECHNOLOGIES ARE NEW AND UNPROVEN AND MAY NOT ALLOW US OR OUR COLLABORATORS TO IDENTIFY GENES OR TARGETS FOR DRUG DISCOVERY.

     Our technologies are new and unproven. The application of these technologies is in too early a stage to determine whether it can be successfully implemented. These technologies assume that information about gene expression and gene sequences may enable scientists to better understand complex biological processes. Relatively few therapeutic products based on gene discoveries have been successfully developed and commercialized. Our technologies may not enable us or our collaborators to identify genes or targets for drug discovery. To date, no targets for drug discovery have been identified based on our technologies.

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

WE HAVE A HISTORY OF NET LOSSES. WE EXPECT TO CONTINUE TO INCUR NET LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

     We have incurred net losses each year since our inception in 1992, including net losses of approximately $4.3 million in 1998, $6.7 million in 1999 and $13.3 million in 2000. As of March 31, 2001, we had an accumulated deficit of approximately $72.3 million. We expect these losses to continue for at least the next several years. The size of these net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses. Our research and development expenditures and general and administrative costs have exceeded our revenues to date, and we expect research and development expenses to increase due to planned spending for ongoing technology development and implementation, as well as new applications. As a result, we will need to generate significant additional revenues to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain profitability.

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

OUR REVENUES DEPEND ON A SMALL NUMBER OF COLLABORATORS AND CUSTOMERS.

     To date, we have received a significant portion of our revenues from a small number of collaborators and customers. For the three-months ended March 31, 2001, revenues from four collaborators and customers accounted for 36%, 25%, 19% and 10% of our total revenues. For the three-months ended March 31, 2000, revenues from three collaborators and customers accounted for 46%, 31% and 23% of our total revenues. Our operating results may be harmed, if we lose one of these collaborators or customers and we are not able to attract new collaborators or customers.

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

RECENT PRONOUNCEMENTS COULD IMPACT OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for the year ending December 31, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We believe the adoption of SFAS 133 on January 1, 2001 had no material effect on the financial statements, since we currently do not invest in derivative instruments and engage in hedging activities.

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

ITEM 5.   OTHER INFORMATION

              None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          a) Exhibits - The following documents are filed as Exhibits to this report:

          EXHIBIT NUMBER                 DESCRIPTION

               None.

          b) Reports on Form 8-K --- No reports on Form 8-K were filed during the three-month period ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LYNX THERAPEUTICS, INC.


                                    /s/ Norman J.W. Russell
                                    --------------------------------------------
                                    By: Norman J.W. Russell, Ph.D.
                                        President and Chief Executive Officer
                                    Date: May 14, 2001


                                    /s/ Edward C. Albini
                                    --------------------------------------------
                                    By: Edward C. Albini
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)
                                    Date: May 14, 2001