Form 10-Q
period 2001-06-30
LYNX THERAPEUTICS INC
filed 2001-08-14
CIK 913275

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
      ___________________.



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

The number of shares of common stock outstanding as of August 6, 2001 was 13,446,554.

                             LYNX THERAPEUTICS, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX



                                                                                          PAGE
PART I         FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.        Financial Statements

               Condensed Consolidated Balance Sheets --- June 30, 2001
               and December 31, 2000...................................................      3

               Condensed Consolidated Statements of Operations - three and six months
               ended June 30, 2001 and 2000............................................      4

               Condensed Consolidated Statements of Cash Flows - six months
               ended June 30, 2001 and 2000............................................      5

               Notes to Condensed Consolidated Financial Statements....................      6

ITEM 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations ..........................      9

ITEM 3.        Quantitative and Qualitative Disclosures About Market Risk .............     17

PART II        OTHER INFORMATION

ITEM 1.        Legal Proceedings.......................................................     18

ITEM 2.        Changes in Securities and Use of Proceeds...............................     18

ITEM 3.        Defaults Upon Senior Securities.........................................     18

ITEM 4.        Submission of Matters to a Vote of Security Holders.....................     18

ITEM 5.        Other Information.......................................................     18

ITEM 6.        Exhibits and Reports on Form 8-K........................................     18

SIGNATURES     ........................................................................     19


PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                             LYNX THERAPEUTICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       JUNE 30,     DECEMBER 31,
                                                        2001           2000*
                                                      ---------     -----------
                                                      (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                           $  9,285       $  7,875
  Short-term investments                                 6,466         10,923
  Accounts receivable                                    1,033          1,539
  Other current assets                                   3,185          2,270
                                                      --------       --------
Total current assets                                    19,969         22,607

Property and equipment:
  Leasehold improvements                                12,069         11,718
  Laboratory and other equipment                        17,382         13,364
                                                      --------       --------
                                                        29,451         25,082
  Less accumulated depreciation and amortization       (11,784)        (9,263)
                                                      --------       --------
Net property and equipment                              17,667         15,819

Other non-current assets                                   811            789
                                                      --------       --------
                                                      $ 38,447       $ 39,215
                                                      ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $  1,004       $  1,640
  Accrued compensation                                   1,148            614
  Deferred revenues -- current portion                   5,479          7,219
  Notes payable -- current portion                       1,390          1,319
  Other accrued liabilities                                563            928
                                                      --------       --------
Total current liabilities                                9,584         11,720

Deferred revenues                                       15,879         17,467
Notes payable                                            2,400          3,077
Other non-current liabilities                              803            729

Stockholders' equity:
  Common stock                                          86,959         75,851
  Notes receivable from stockholders                      (250)          (263)
  Deferred compensation                                 (1,054)        (1,557)
  Accumulated other comprehensive income (loss)          1,052         (1,157)
  Accumulated deficit                                  (76,926)       (66,652)
                                                      --------       --------
Total stockholders' equity                               9,781          6,222
                                                      --------       --------
                                                      $ 38,447       $ 39,215
                                                      ========       ========


* The Balance Sheet amounts at December 31, 2000 have been derived from audited financial statements at that date but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                             LYNX THERAPEUTICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                            -----------------------     -----------------------
                                              2001           2000         2001           2000
                                            --------       --------     --------       --------
Revenues:
    Technology access and service fees
        and other                           $ 4,357       $ 2,834       $  7,752       $ 5,850
Operating costs and expenses:
  Cost of service fees revenues and
      other                                   1,117           953          1,773         1,398
  Research and development                    5,866         3,762         11,822         8,766
  General and administrative                  2,008         1,540          4,009         3,025
                                            -------       -------       --------       -------
Total operating costs and expenses            8,991         6,255         17,604        13,189
                                            -------       -------       --------       -------
Loss from operations                         (4,634)       (3,421)        (9,852)       (7,339)

Interest income, net                             10           281             16           595
Other income (loss), net                         48            33           (438)        3,216
                                            -------       -------       --------       -------
Loss before provision for income taxes       (4,576)       (3,107)       (10,274)       (3,528)

Provision for income taxes                       --            60             --           119
                                            -------       -------       --------       -------
Net loss                                    $(4,576)      $(3,167)      $(10,274)      $(3,647)
                                            =======       ========       ========       =======
Basic and diluted net loss per share        $ (0.37)      $ (0.28)      $  (0.86)      $ (0.32)
                                            =======       =======       ========       =======
Shares used in per share computation         12,403        11,338         11,937        11,273
                                            =======       =======       ========       =======



                             See accompanying notes.

                             LYNX THERAPEUTICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                     -----------------------
                                                                       2001           2000
                                                                     --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $(10,274)      $(3,647)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                       2,564         1,526
    Amortization of deferred compensation                                 503           468
    Gain on sale of antisense program                                  (1,060)       (3,119)
    Loss on writedown of equity investment                              1,605            --
    Changes in operating assets and liabilities:
        Accounts receivable                                               506          (127)
        Other current assets                                             (915)       (1,659)
        Accounts payable                                                 (636)        2,575
        Accrued liabilities                                               169           134
        Deferred revenues                                              (3,328)       (1,850)
        Other non-current liabilities                                      74           249
                                                                     --------       -------
Net cash used in operating activities                                 (10,792)       (5,450)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments                                    (2,807)       (7,800)
Maturities of short-term investments                                    8,928        11,544
Leasehold improvements and equipment purchases, net of                 (4,412)       (4,037)
  retirements
Notes receivable from officers and employees                               (9)           10
                                                                     --------       -------
Net cash provided by (used in) investing activities                     1,700          (283)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of equipment loan                                              (606)         (487)
Issuance of common stock                                               11,108           952
                                                                     --------       -------
Net cash provided by financing activities                              10,502           465
                                                                     --------       -------
Net increase (decrease) in cash and cash equivalents                    1,410        (5,268)
Cash and cash equivalents at beginning of period                        7,875        18,050
                                                                     --------       -------
Cash and cash equivalents at end of period                           $  9,285       $12,782
                                                                     ========       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   INCOME TAXES PAID                                                 $     --       $   137
                                                                     ========       =======
   INTEREST PAID                                                     $    232       $   212
                                                                     ========       =======



                             See accompanying notes.

                             LYNX THERAPEUTICS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001

1.      NATURE OF BUSINESS

        We believe that Lynx Therapeutics, Inc. ("Lynx" or the "Company") is a leader in the development and application of novel technologies for the discovery of gene expression patterns and genomic variations important to the pharmaceutical, biotechnology and agricultural industries. Gene expression patterns refer to the number of genes and the extent those genes are expressed in a cell or tissue, and they represent a way to move beyond DNA sequence data to understand the function of genes, the proteins that they encode and the role they play in health and disease. Genomic variations refer to the differences in the genetic sequences in the genomes of different organisms. Lynx's technologies are based on Megaclone(TM), Lynx's unique and proprietary cloning procedure, which transforms a sample containing millions of DNA molecules into one made up of millions of micro-beads, which are microscopic beads of latex, each of which carries approximately 100,000 copies of one of the DNA molecules in the sample. Megaclone(TM) technology is the foundation of Lynx's analytical applications, including: Massively Parallel Signature Sequencing, or MPSS(TM), technology, which provides gene sequence information and high-resolution gene expression data; Megasort(TM) technology, which provides differentially expressed gene sets; and Megatype(TM) technology, which is expected to provide single nucleotide polymorphism, or SNP, disease- or trait-association information. Lynx is also developing a proteomics technology, Protein ProFiler(TM), which aims to provide high-resolution analysis of complex mixtures of proteins from cells or tissues.

        Currently, Lynx's commercial collaborators and customers are BASF AG, E.I. DuPont de Nemours and Company, Aventis CropScience GmbH, Oxagen Limited, Hybrigenics S.A., Genomics Collaborative Inc., Molecular Engines Laboratories S.A., the Institute of Molecular and Cell Biology, Phytera, Inc., Celera Genomics, AstraZeneca, UroGene S.A., GenoMar ASA and AniGenics, Inc. Additionally, Lynx has provided a license for the use of certain of its technologies to Takara Shuzo Co. Ltd. and BASF-LYNX Bioscience AG.

2.      BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC"). Certain prior year amounts have been reclassified to conform to current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results for the full year.

        The unaudited condensed consolidated financial statements include all accounts of the Company and its wholly-owned subsidiary, Lynx Therapeutics GmbH, formed under the laws of the Federal Republic of Germany. All significant intercompany balances and transactions have been eliminated.

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

NET LOSS PER SHARE

         Basic Earnings Per Share ("EPS") is computed by dividing income or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period, net of certain common shares outstanding that are subject to continued vesting and the Company's right of repurchase. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company, to the extent such securities are dilutive. Basic and diluted net loss per share are equivalent for all periods presented herein due to the Company's net loss in all periods. At June 30, 2001, options to purchase approximately 2,646,000 shares of common stock at a weighted-average price of $13.31 per share and warrants to purchase 436,808 shares of common stock at an exercise price of $9.2011 per share have been excluded from the calculation of diluted loss per share for 2001 because the effect of inclusion would be antidilutive. The options will be included in the calculation at such time as the effect is no longer antidilutive, as calculated using the treasury stock method. At June 30, 2001, approximately 8,000 common shares, which are outstanding but are subject to the Company's right of repurchase which expires ratably over five years, have been excluded from the calculation of basic loss per share. The repurchasable shares will be included in the calculation of diluted EPS at such time as the Company's right of repurchase lapses.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for the year ending December 31, 2001. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Lynx believes the adoption of SFAS 133 on January 1, 2001 had no material effect on the financial statements, since the Company currently does not invest in derivative instruments and engage in hedging activities.

         In July 2001, the FASB issued Statement of Accounting Standard No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 establishes new standards for accounting and reporting for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. We expect to adopt this statement during the first quarter of fiscal 2002 and do not believe that SFAS 141 will have a material effect on our operating results or financial position.

         In July 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which supercedes APB Opinion No. 17, "Intangible Assets". SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. We expect to adopt this statement during the first quarter of fiscal 2002 and do not believe that SFAS 142 will have a material effect on our operating results or financial position.

COMPREHENSIVE INCOME (LOSS)


The following are the components of comprehensive income (loss): (in thousands)

                                                       Three Months Ended June 30,
                                                       ---------------------------
                                                          2001            2000
                                                        -------         -------
Net income (loss)                                       $(4,576)        $(3,167)
Net unrealized gain (loss) on available-for-sale
securities                                                1,065             366
                                                        -------         -------
Comprehensive income (loss)                             $(3,511)        $(2,801)
                                                        =======         =======


                                                       Six Months Ended June 30,
                                                       -------------------------
                                                         2001             2000
                                                       --------         -------
Net income (loss)                                      $(10,274)        $(3,647)
Net unrealized gain (loss) on available-for-sale
securities                                                1,043          (1,347)
                                                       --------         -------
Comprehensive income (loss)                            $ (9,231)        $(4,994)
                                                       ========         =======

The components of accumulated other comprehensive income (loss) relate entirely to unrealized gains (losses) on available-for-sale securities and are $1.1 million at June 30, 2001 and $(1.2) million at December 31, 2000.

4.      COMMON STOCK

         In May 2001, Lynx completed a private placement of common stock and warrants to purchase common stock. The financing included the sale of 1,747,248 newly issued shares of common stock at a purchase price of $6.37 per share resulting in net proceeds of approximately $10.5 million, pursuant to a common stock purchase agreement between the Company and certain investors. In connection with this transaction, Lynx issued warrants to purchase up to 436,808 shares of common stock at an exercise price of $9.2011 per share. Lynx has filed with the Securities and Exchange Commission a resale registration statement related to the privately placed securities.

5.      CORPORATE COLLABORATIONS AND LICENSE AGREEMENT

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


    AniGenics

        In May 2001, the Company entered into a collaboration with AniGenics, Inc. to identify genes associated with commercially valuable traits in certain food animal species. AniGenics will provide Lynx with samples from animals exhibiting desired traits. The samples will then be analyzed for differential gene expression using Lynx's Megasort(TM) technology. AniGenics will also provide animal samples to be analyzed using Lynx's Megatype(TM) technology for single nucleotide polymorphism, or SNP, markers that could be used to identify genes controlling the desired traits. The research collaboration seeks to create gene expression profiles and to identify SNP markers that could impact marker-assisted breeding and result in potentially reduced husbandry costs or increased product differentiation in the supermarket.

    BASF-LYNX Bioscience AG

        In June 2001, the Company extended its technology licensing agreement with BASF-LYNX Bioscience AG (BASF-LYNX), a joint venture company established in Heidelberg, Germany, by Lynx and BASF AG in 1996. The license extends BASF-LYNX's right to use Lynx's proprietary MPSS(TM) and Megasort(TM) technologies non-exclusively in BASF-LYNX's neuroscience, toxicology and microbiology programs until December 31, 2007. The agreement also uniquely positions BASF-LYNX to apply Lynx's technologies to specific disorders in the neuroscience field. Under the terms of the agreement, Lynx will receive from BASF-LYNX a multi-million dollar technology license fee. Lynx will furnish BASF-LYNX, initially without charge and later for a fee, with Megaclone(TM) technology micro-beads, other reagents and additional MPSS(TM) technology instruments for use in BASF-LYNX's research programs.

        Separately, Lynx and BASF AG have agreed to continue their support of BASF-LYNX's growth, including an increase of the capital reserves of BASF-LYNX, Lynx's additional investment in BASF-LYNX will maintain Lynx's ownership interest in BASF-LYNX at more than 40%.

6.      EQUITY INVESTMENT

        During 2001, Lynx incurred a loss of $0.5 million related to its equity investment in Inex Pharmaceuticals Corporation (Inex). This loss was comprised of a $1.6 million writedown for an other-than-temporary decline in the value of its investment, net of a $1.1 million gain recorded from the receipt of shares of common stock from Inex in the first quarter of 2001 as part of the proceeds related to the March 1998 sale of Lynx's former antisense program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion and analysis should be read in conjunction with the Company's financial statements and accompanying notes included in this report and the Company's 2000 audited financial statements and notes thereto included in its 2000 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of results that may occur in future periods.

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

RESULTS OF OPERATIONS

REVENUES

        Revenues for the second quarter and six-month period ended June 30, 2001, were $4.4 million and $7.8 million, respectively, and for the corresponding second quarter and six-month period of 2000, were $2.8 million and $5.9 million, respectively. These revenues consist primarily of technology access and service fees from Lynx's customers and collaborators.

OPERATING COSTS AND EXPENSES

        Total operating costs and expenses were $9.0 million for the quarter ended June 30, 2001, compared to $6.3 million in the corresponding period in the previous year. For the six-month period ended June 30, 2001, operating costs and expenses were $17.6 million, compared to $13.2 million in the corresponding period in 2000.

        For the quarter and six-month period ended June 30, 2001, cost of service fees were $1.1 million and $1.8 million, respectively, as compared to $1.0 million and $1.4 million, respectively, for the corresponding quarter and six-month period of 2000. These amounts reflect the costs of providing our genomics discovery services.

        Research and development expenses were $5.9 million for the quarter ended June 30, 2001, compared to $3.8 million in the corresponding period in 2000. For the six-month period ended June 30, 2001, research and development expenses were $11.8 million, compared to $8.8 million in the corresponding period in 2000. The increase in research and development expenses in the 2001 quarter and six-month period over the corresponding periods in 2000 was due primarily to higher personnel- and facilities-related expenses and an increase in materials consumed in research and development efforts, primarily on the continuing development of the Megatype(TM) and Protein ProFiler(TM) technologies and on Lynx's internal discovery projects. Lynx expects research and development expenses to increase due to planned spending for ongoing technology development and implementation, as well as new applications for our technologies.

        Lynx's research and development expenses of $11.8 million for the six-month period ended June 30, 2001 are comprised of $3.2 million in research expenses, including costs related to internal discovery projects, and $8.6 million in development expenses, including those related to the continuing development of the Megatype(TM) and Protein ProFiler(TM) technologies.

        Megatype(TM) technology for DNA analysis is in the late stages of development. As of June 30, 2001, Lynx had provided commercial access to its Megatype(TM) technology to five customers. When fully developed, Lynx believes its Megatype(TM) technology will permit the comparison of collected genomes (all of the DNA coded genetic material in chromosomes) of two populations. Megatype(TM) technology is designed to enable the detection and recovery of DNA fragments with disease- or trait-associated single nucleotide polymorphisms, or SNPs, that distinguish these two populations. SNPs are single nucleotide variations in the genetic code that are believed to occur, on average, about every 1,000 bases along the three billion nucleotides in the human genome. Lynx believes its Megatype(TM) technology, when fully developed, will deliver information on the disease- or trait-association of SNPs, and should provide a cost-effective approach to pharmacogenetics, which is the identification and assessment of genes that are predictive of efficacy and toxicity of drug compounds or that may correlate drug responses to individual genotypes (the particular genetic pattern seen in the DNA of an individual). Lynx will continue its development efforts and expects to enter additional commercial relationships to provide access to its Megatype(TM) technology to customers and collaborators during 2001.

        Lynx's protein analysis or proteomics technology, Protein ProFiler(TM), is in the late stages of development. Proteomics is the study of the number of proteins and the extent to which they are expressed in cells or tissues. Lynx

Protein ProFiler(TM) technology aims to provide high-resolution analysis of complex mixtures of proteins from cells or tissues. Lynx's believes its Protein ProFiler(TM) technology, when fully developed, will be used to discover drug targets, validate candidate targets and correlate gene expression with protein expression in cells. While advancing its development efforts, Lynx expects to enter an initial commercialization phase with its Protein ProFiler(TM) technology during 2001.

        General and administrative expenses increased to $2.0 million for the quarter ended June 30, 2001, compared to $1.5 million in the corresponding period in the previous year. For the six-month period ended June 30, 2001, general and administrative expenses increased to $4.0 million, compared to $3.0 million in the same period in 2000. Contributing factors to the increase in expenses between years include increased personnel-related expenses and higher outside service costs. Lynx expects general and administrative expenses to increase in support of its research and development, commercial and business development efforts.

INTEREST INCOME, NET

        Net interest income was $10,000 and $16,000 for the quarter and six-month periods ended June 30, 2001, respectively, compared to $281,000 and $595,000, respectively, in the corresponding periods in 2000. The 2001 periods reflect a decrease in interest income due lower average cash, cash equivalents and investment balances and investment rates.

OTHER INCOME (LOSS), NET

        Other income was $48,000 in the quarter ended June 30, 2001, compared to other income of $33,000 in the 2000 period. These amounts are primarily related to sublease rental income. For the six-month period ended June 30, 2001, the other loss was $0.4 million, compared to other income of $3.2 million in the same period in 2000. The other loss for the six-month period in 2001 was related primarily to a $1.6 million writedown for an other-than-temporary decline in the value of Lynx's equity investment in Inex Pharmaceuticals Corporation (Inex), net of a $1.1 gain recorded from the receipt of shares of common stock from Inex in the first quarter of 2001 as part of the proceeds related to the March 1998 sale of Lynx's former antisense program. The other income for the six-month period in 2000 was primarily related to a $3.1 million gain recognized from the receipt of 400,000 shares of common stock of Inex pursuant to the terms of a 1998 agreement for the sale of Lynx's antisense program to Inex.

INCOME TAXES

        There were no provisions made for income taxes for the quarter and six-month period ended June 30, 2001. The provision for income taxes for the quarter and six-month period ended June 30, 2000 consists entirely of alternative minimum tax.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities was $10.8 million for the six-month period ended June 30, 2001, as compared to net cash used in operating activities of $5.5 million for the same period in 2000. This change was primarily due to a higher net loss in the 2001 period, the change in accounts payable and the change in deferred revenues, partially offset by the difference between the 2001 loss and the 2000 gain related to the common stock of Inex received from the sale of Lynx's antisense program to Inex, and higher depreciation and amortization expense for fixed assets and leasehold improvements. Net cash used in operating activities of $10.8 million for the six-month period in 2001 differed from the net loss for the same period in 2000 primarily due to the decrease in deferred revenues, offset partially by depreciation and amortization expense.

        Net cash provided by investing activities of $1.7 million for the six-month period ended June 30, 2001 related primarily to the net maturities of short-term investments, offset partially by expenditures for capital assets. Net cash provided by financing activities of $10.5 million for the six-month period ended June 30, 2001 related primarily to the issuance of common stock pursuant to a common stock purchase agreement between the Company and certain investors, partially offset by repayment of principal under an equipment loan arrangement. Cash, cash equivalents, short-term investments and marketable securities were $15.8 million at June 30, 2001.

        In May 2001, Lynx completed a private placement of common stock and warrants to purchase common stock. The financing included the sale of 1,747,248 newly issued shares of common stock at a purchase price of $6.37 per share resulting in net proceeds of approximately $10.5 million, pursuant to a common stock purchase agreement between the Company and certain investors. In connection with this transaction, Lynx issued warrants to purchase up to 436,808 shares of common stock at an exercise price of $9.2011 per share. Lynx has filed with the Securities and Exchange Commission a resale registration statement related to the privately placed securities.

Lynx expects to use the net proceeds from the financing to support ongoing commercial, business development and research and development activities. Lynx's research and development efforts will focus on the continuing development of the Megatype(TM) and Protein ProFiler(TM) technologies, as well as internal discovery projects.

        In late 1998, the Company entered into a financing agreement with a financial institution, Transamerica Business Credit Corporation, under which Lynx drew down $4.8 million during 1999 for the purchase of equipment and certain other capital expenditures. Lynx granted the lender a security interest in all items financed by it under this agreement. Each draw down under the loan has a term of 48 months from the date of the draw down. As of June 30, 2001, the principal balance under loans outstanding under this agreement was approximately $3.8 million. The draw down period under the agreement expired on March 31, 2000.

        Lynx plans to use available funds for ongoing commercial and research and development activities, working capital and other general corporate purposes and capital expenditures. Lynx expects capital investments during 2001 will be comprised primarily of equipment purchases required in the normal course of business and expenditures for leasehold improvements. Lynx intends to invest its excess cash in investment-grade, interest-bearing securities.

        Lynx has obtained funding for its operations primarily through sales of preferred and common stock to venture capital investors, institutional investors and collaborators, payments under contractual arrangements with customers, collaborators and licensees and interest income. The cost, timing and amount of funds required for specific uses by Lynx cannot be precisely determined at this time and will be based upon the progress and the scope of its collaborative and independent research and development projects; payments received under customer, collaborative and license agreements; Lynx's ability to establish and maintain customer, collaborative and license agreements; costs of protecting intellectual property rights; legal and administrative costs; additional facilities capacity needs; and the availability of alternate methods of financing.

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

ADDITIONAL BUSINESS RISKS

WE HAVE A HISTORY OF NET LOSSES. WE EXPECT TO CONTINUE TO INCUR NET LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

        We have incurred net losses each year since our inception in 1992, including net losses of approximately $4.3 million in 1998, $6.7 million in 1999 and $13.3 million in 2000. As of June 30, 2001, we had an accumulated deficit of approximately $76.9 million. We expect these losses to continue for at least the next several years. The size of these net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses. Our research and development expenditures and general and administrative costs have exceeded our revenues to date, and we expect research and development expenses to increase due to planned spending for ongoing technology development and implementation, as well as new applications. As a result, we will need to generate significant additional revenues to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain profitability.

        Our ability to generate revenues and achieve profitability depends on many factors, including:

        - our ability to enter into additional corporate collaborations and agreements;

        -   our ability to discover genes and targets for drug discovery;

        - our collaborators' ability to develop diagnostic and therapeutic products from our drug discovery targets; and

        - the successful clinical testing, regulatory approval and commercialization of such products.

The time required to reach profitability is highly uncertain. We may not achieve profitability on a sustained basis, if at all.

WE WILL NEED ADDITIONAL FUNDS IN THE FUTURE, WHICH MAY NOT BE AVAILABLE TO US.

        We have invested significant capital in our scientific and business development activities. Our future capital requirements will be substantial as we expand our operations, and will depend on many factors, including:

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

        We anticipate that our current cash and cash equivalents, short-term investments and funding to be received from collaborators and customers will enable us to maintain our currently planned operations for at least the next 12 months. Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. We do not know if we will be able to raise sufficient additional capital on acceptable terms, or at all. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. If we are unable to obtain adequate funds on reasonable terms, we may have to curtail operations significantly or to obtain funds by entering into financing or collaborative agreements on unattractive terms.

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

        Our strategy for the development and commercialization of our technologies and potential products includes entering into collaborations, subscription arrangements or licensing arrangements with pharmaceutical, biotechnology and agricultural companies. We do not have the resources to develop or commercialize diagnostic or therapeutic products on our own. If we cannot negotiate additional collaborative arrangements or contracts on acceptable terms, or at all, or such collaborations or relationships are not successful, we may never become profitable.

        Substantially all of our revenues have been derived from corporate collaborations and agreements. Revenues from collaborations and related agreements depend upon continuation of the collaborations, the achievement of milestones and royalties derived from future products developed from our research and technologies. To date, we have received a significant portion of our revenues from a small number of collaborators and customers. For the six months ended June 30, 2001, revenues from DuPont, BASF, Takara and the Institute of Molecular and Cell Biology accounted for 36%, 22%, 17% and 10%, respectively, of our total revenues. For the year ended December 31, 2000, revenues from DuPont, BASF and Aventis CropScience accounted for 51%, 29% and 11%, respectively, of our total revenues. For the year ended December 31, 1999, revenues from DuPont, Aventis CropScience and BASF accounted for 81%, 13% and 5%, respectively, of our total revenues. For the year ended December 31, 1998, revenues from BASF-LYNX Bioscience AG, BASF and DuPont accounted for 61%, 33% and 5%, respectively, of our total revenues. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under such collaborative agreements. If our collaborators or customers do not renew existing agreements, we lose one of these collaborators or customers and we do not attract new collaborators or customers or we are unable to enter into new collaborative agreements on commercially acceptable terms, our revenues may decrease, and our activities may fail to lead to commercialized products.

        Our dependence on collaborative arrangements with third parties subjects us to a number of risks. We have limited or no control over the resources that our collaborators may choose to devote to our joint efforts. Our collaborators may breach or terminate their agreements with us or fail to perform their obligations thereunder. Further, our collaborators may elect not to develop products arising out of our collaborative arrangements or may fail to devote sufficient resources to the development, manufacture, marketing or sale of such products. While we do not currently compete directly with any of our collaborators, some of our collaborators could become our competitors in the future if they internally develop DNA or protein analysis technologies or if they acquire other genomics or proteomics companies and move into the genomics and proteomics industries. We will not earn the revenues contemplated under our collaborative arrangements, if our collaborators:

        ~ do not develop commercially successful products using our technologies;

        ~   develop competing products;

        ~ preclude us from entering into collaborations with their competitors;

        ~   fail to obtain necessary regulatory approvals; or

        ~   terminate their agreements with us.

WE ARE AN EARLY STAGE COMPANY, SO OUR PROFITABILITY IS UNCERTAIN, AND THERE IS A HIGH RISK OF FAILURE.

You must evaluate us in light of the uncertainties and complexities affecting an early stage genomics company. Our products and services are still in the early stages of commercialization. Our technologies depend on the successful integration of independent technologies, each of which has its own development risks. If we do not continue to successfully develop our technologies, our services do not continue to be sought by customers or products developed from our technologies do not prove to be commercially successful, we may fail to achieve profitability. Further, we may not successfully expand the scope of our research into new areas of pharmaceutical, biotechnology or agricultural research. Development of commercially viable products from our technologies will require significant research and development, financial resources and personnel. Commercialization of our technologies, whether through the sales of services, royalties or other arrangements, may not generate sufficient or sustainable revenues to enable us to be profitable.

WE DEPEND ON A SOLE SUPPLIER TO MANUFACTURE FLOW CELLS USED IN OUR MPSS TECHNOLOGY.

        We use flow cells, which are glass plates that are micromachined to create a grooved chamber for immobilizing microbeads in a planar microarray, in our Massively Parallel Signature Sequencing, or MPSS, technology. We currently purchase the flow cells used in our MPSS technology from a single supplier, although the flow cells are potentially available from multiple suppliers. While we believe that alternative suppliers for flow cells exist, identifying and qualifying new suppliers could be an expensive and time-consuming process. Our reliance on outside vendors involves several risks, including:

        - the inability to obtain an adequate supply of required components due to manufacturing capacity constraints, a discontinuance of a product by a third-party manufacturer or other supply constraints;

        -   reduced control over quality and pricing of components; and

        -   delays and long lead times in receiving materials from vendors.

WE OPERATE IN AN INTENSELY COMPETITIVE INDUSTRY WITH RAPIDLY
EVOLVING TECHNOLOGIES, AND OUR COMPETITORS MAY DEVELOP PRODUCTS AND TECHNOLOGIES THAT MAKE OURS OBSOLETE.

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

        We face, and will continue to face, competition from pharmaceutical, biotechnology and agricultural companies, as well as academic research institutions, clinical reference laboratories and government agencies. Some of our competitors, such as Affymetrix, Inc., Celera Genomics Group, Incyte Genomics, Inc., Gene Logic, Inc., Genome Therapeutics Corporation and Hyseq, Inc., may be:

        - attempting to identify and patent randomly sequenced genes and gene fragments;

        - pursuing a gene identification, characterization and product development strategy based on positional cloning; which uses disease inheritance patterns to isolate the genes that are linked to the transmission of disease from one generation to the next; and

        - using a variety of different gene expression analysis methodologies, including the use of chip-based systems, to attempt to identify disease-related genes.

        In addition, numerous pharmaceutical, biotechnology and agricultural companies are developing genomic research programs, either alone or in partnership with our competitors. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Rapid technological development by others may make our technologies and future products obsolete.

        Any products developed through our technologies will compete in highly competitive markets. Our competitors may be more effective at using their technologies to develop commercial products. Further, our competitors may obtain intellectual property rights that would limit the use of our technologies or the commercialization of diagnostic or therapeutic products using our technologies. As a result, our competitors' products or technologies may render our technologies and products, and those of our collaborators, obsolete or noncompetitive.

IF WE FAIL TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGIES, THIRD PARTIES MAY BE ABLE TO USE OUR TECHNOLOGY, WHICH COULD PREVENT US FROM COMPETING IN THE MARKET.

        Our success depends in part on our ability to obtain patents and maintain adequate protection of the intellectual property related to our technologies and products. The patent positions of biotechnology companies, including our patent position, are generally uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S., and many companies have encountered significant problems in protecting and defending their proprietary rights in foreign jurisdictions. We have applied and will continue to apply for patents covering our technologies, processes and products as and when we deem appropriate. However, third parties may challenge these applications, or these applications may fail to result in issued patents. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around our patents. In addition, our patents may be challenged or invalidated or fail to provide us with any competitive advantage.

        We also rely on trade secret protection for our confidential and proprietary information. However, trade secrets are difficult to protect. We protect our proprietary information and processes, in part, with confidentiality agreements with employees, collaborators and consultants. However, third parties may breach these agreements, we may not have adequate remedies for any such breach or our trade secrets may still otherwise become known by our competitors. In addition, our competitors may independently develop substantially equivalent proprietary information.

LITIGATION OR THIRD-PARTY CLAIMS OF INTELLECTUAL PROPERTY INFRINGEMENT COULD REQUIRE US TO SPEND SUBSTANTIAL TIME AND MONEY AND ADVERSELY AFFECT OUR ABILITY TO DEVELOP AND COMMERCIALIZE OUR TECHNOLOGIES AND PRODUCTS.

        Our commercial success depends in part on our ability to avoid infringing patents and proprietary rights of third parties and not breaching any licenses that we have entered into with regard to our technologies. Other parties have filed, and in the future are likely to file, patent applications covering genes, gene fragments, the analysis of gene expression and the manufacture and use of DNA chips or microarrays, which are tiny glass or silicon wafers on which tens of thousands of DNA molecules can be arrayed on the surface for subsequent analysis. We intend to continue to apply for patent protection for methods relating to gene expression and for the individual disease genes and drug discovery targets we discover. If patents covering technologies required by our operations are issued to others, we may have to rely on licenses from third parties, which may not be available on commercially reasonable terms, or at all.

        Third parties may accuse us of employing their proprietary technology without authorization. In addition, third parties may obtain patents that relate to our technologies and claim that use of such technologies infringes these patents. Regardless of their merit, such claims could require us to incur substantial costs, including the diversion of management and technical personnel, in defending ourselves against any such claims or enforcing our patents. In the event that a successful claim of infringement is brought against us, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, or at all. Defense of any lawsuit or failure to obtain any of these licenses could adversely affect our ability to develop and commercialize our technologies and products and thus prevent us from achieving profitability.

WE HAVE LIMITED EXPERIENCE IN SALES AND MARKETING AND THUS MAY BE UNABLE TO FURTHER COMMERCIALIZE OUR TECHNOLOGIES AND PRODUCTS.

        Our ability to achieve profitability depends on attracting collaborators and customers for our technologies and products. There are a limited number of pharmaceutical, biotechnology and agricultural companies that are potential collaborators and customers for our technologies and products. To market our technologies and products, we must develop a sales and marketing group with the appropriate technical expertise. We may not be able to build such a sales force. If our sales and marketing efforts are not successful, our technologies and products may fail to gain market acceptance.

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

WE MAY HAVE DIFFICULTY MANAGING OUR GROWTH.

        We expect to continue to experience significant growth in the number of our employees and the scope of our operations. This growth may place a significant strain on our management and operations. As our operations expand, we expect that we will need to manage additional relationships with various collaborators and customers, suppliers and other third parties. Our ability to manage our operations and growth effectively requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

THE LOSS OF KEY PERSONNEL OR THE INABILITY TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL COULD IMPAIR THE GROWTH OF OUR BUSINESS.

        We are highly dependent on the principal members of our management and scientific staff. The loss of any of these persons' services might adversely impact the achievement of our objectives and the continuation of existing collaborations. In addition, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. There is currently a shortage of skilled executives and employees with technical expertise, and this shortage is likely to continue. As a result, competition for skilled personnel is intense and turnover rates are high. Competition for experienced scientists from numerous companies, academic and other research institutions may limit our ability to attract and retain such personnel. We are dependent on our President and Chief Executive Officer, Norman J.W. Russell, Ph.D., the loss of whose services could have a material adverse effect on our business. Although we have executed an employment agreement with Dr. Russell, currently we do not maintain key person insurance for him or any other key personnel.

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

ETHICAL, LEGAL AND SOCIAL ISSUES MAY LIMIT THE PUBLIC ACCEPTANCE OF, AND DEMAND FOR, OUR TECHNOLOGIES AND PRODUCTS.

        Our collaborators and customers may seek to develop diagnostic products based on genes we discover. The prospect of broadly available gene-based diagnostic tests raises ethical, legal and social issues regarding the appropriate use of gene-based diagnostic testing and the resulting confidential information. It is possible that discrimination by third-party payors, based on the results of such testing, could lead to the increase of premiums by such payors to prohibitive levels, outright cancellation of insurance or unwillingness to provide coverage to individuals showing unfavorable gene expression profiles. Similarly, employers could discriminate against employees with gene expression profiles indicative of the potential for high disease-related costs and lost employment time. Finally, government authorities could, for social or other purposes, limit or prohibit the use of such tests under certain circumstances. These ethical, legal and social concerns about genetic testing and target identification may delay or prevent market acceptance of our technologies and products.

        Although our technology does not depend on genetic engineering, genetic engineering plays a prominent role in our approach to product development. The subject of genetically modified food has received negative publicity, which has aroused public debate. Adverse publicity has resulted in greater regulation internationally and trade restrictions on imports of genetically altered agricultural products. Public attitudes may be influenced by claims that genetically engineered products are unsafe for consumption or pose a danger to the environment. Such claims may prevent genetically engineered products from gaining public acceptance. The commercial success of our future products may depend, in part, on public acceptance of the use of genetically engineered products, including drugs and plant and animal products.

IF WE DEVELOP PRODUCTS WITH OUR COLLABORATORS, AND IF PRODUCT LIABILITY LAWSUITS ARE SUCCESSFULLY BROUGHT AGAINST US, WE COULD FACE SUBSTANTIAL LIABILITIES THAT EXCEED OUR RESOURCES.

        We may be held liable, if any product we develop with our collaborators causes injury or is otherwise found unsuitable during product testing, manufacturing, marketing or sale. Although we have general liability and product liability insurance, this insurance may become prohibitively expensive or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or to otherwise protect us against potential product liability claims could prevent or inhibit the commercialization of products developed with our collaborators.

HEALTHCARE REFORM AND RESTRICTIONS ON REIMBURSEMENTS MAY LIMIT OUR RETURNS ON DIAGNOSTIC OR THERAPEUTIC PRODUCTS THAT WE MAY DEVELOP WITH OUR COLLABORATORS.

        If we successfully validate targets for drug discovery, products that we develop with our collaborators based on those targets may include diagnostic or therapeutic products. The ability of our collaborators to commercialize such products may depend, in part, on the extent to which reimbursement for the cost of these products will be available from government health administration authorities, private health insurers and other organizations. In the U.S., third-party payors are increasingly challenging the price of medical products and services. The trend towards managed healthcare in the U.S., legislative healthcare reforms and the growth of organizations such as health maintenance organizations that may control or significantly influence the purchase of healthcare products and services, may result in lower prices for any products our collaborators may develop. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. If adequate third-party coverage is not available in the future, our collaborators may not be able to maintain price levels sufficient to realize an appropriate return on their investment in research and product development.

OUR FACILITIES ARE LOCATED NEAR KNOWN EARTHQUAKE FAULT ZONES; AN EARTHQUAKE OR OTHER CATASTROPHIC DISASTER COULD CAUSE DAMAGE TO OUR FACILITIES AND EQUIPMENT, WHICH COULD REQUIRE US TO CEASE OPERATIONS.

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

OUR STOCK PRICE MAY BE EXTREMELY VOLATILE.

        We believe that the market prices of our common stock will remain highly volatile and may fluctuate significantly due to a number of factors. The market prices for securities of many publicly-held, early-stage biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. For example, during the two-year period from June 30,1999 to 2001, the closing sales price of our common stock as quoted on the Nasdaq National Market fluctuated from a low of $5.01 to a high of $96.875 per share. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The following factors and events may have a significant and adverse impact on the market price of our common stock:

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

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND UNDER DELAWARE LAW MAY MAKE IT MORE DIFFICULT TO ACQUIRE US OR TO EFFECT A CHANGE IN OUR MANAGEMENT, EVEN THOUGH AN ACQUISITION OR MANAGEMENT CHANGE MAY BE BENEFICIAL TO OUR STOCKHOLDERS.

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

        Although we have no present intention to authorize or issue any additional series of preferred stock, any authorization or issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could also have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock or making it more difficult to remove directors and effect a change in management. The preferred stock may have other rights, including economic rights senior to those of our common stock, and, as a result, an issuance of additional preferred stock could lower the market value of our common stock. Provisions of Delaware law may also discourage, delay or prevent someone from acquiring or merging with us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality debt securities. Lynx's investments in debt securities are subject to interest rate risk. To minimize the exposure due to adverse shifts in interest rates, Lynx invests in short-term securities and maintains an average maturity of less than one year. As a result, we believe that we are not subject to significant interest rate risks.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

             (c) On May 24, 2001, we sold 1,747,248 newly issued shares of our common stock at a purchase price of $6.37 per share and warrants to purchase up to 436,808 shares of our common stock at an exercise price of $9.2011 per share to seven accredited investors in a private placement, for an aggregate purchase price of approximately $11,129,970. We issued the shares of common stock and the warrants in reliance upon an exemption from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D promulgated thereunder. We have filed a registration statement on Form S-3 with the SEC related to the resale of the securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             At the Company's 2001 Annual Meeting of Stockholders held on May 24, 2001, stockholders voted on the following matters:

             PROPOSAL I - The following seven directors were each elected for a one-year term expiring at the Company's 2002 Annual Meeting of
             Stockholders:

             Nominee                 For         Withheld
             -------                 ---         --------
             Craig C. Taylor         8,902,411     249,773
             Norman J.W. Russell     8,099,979   1,052,205
             William K. Bowes, Jr.   7,733,262   1,418,922
             Sydney Brenner          8,943,646     208,538
             Leroy Hood              8,950,622     201,562
             James C. Kitch          8,902,499     249,685
             David C. U'Prichard     8,949,385     202,799

             PROPOSAL II - Approval of the Company's 1992 Stock Option Plan, as amended, to increase the aggregate number of shares of common stock available for issuance under such plan by 700,000 shares:

                 For         Against    Abstain    Broker Non-Vote
                 ---         -------    -------    ---------------
               3,354,973    1,849,868    9,762    3,937,583

             PROPOSAL III - Ratification of the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended December 31, 2001:

                 For         Against    Abstain    Broker Non-Vote
                 ---         -------    -------    ---------------
               9,117,235      29,047     5,902           --

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a) Exhibits - The following documents are filed as Exhibits to this report:

         EXHIBIT NUMBER                 DESCRIPTION
         --------------                 -----------
             10.15                      Securities Purchase Agreement, dated as
                                        of May 24, 2001, by and among Lynx
                                        Therapeutics, Inc. and the investors
                                        listed therein.(1)
             10.16                      Registration Rights Agreement, dated as
                                        of May 24, 2001, by and among Lynx
                                        Therapeutics, Inc. and the investors
                                        listed therein.(1)
             10.17                      Form of Warrant issued by Lynx
                                        Therapeutics, Inc. in favor of each
                                        investor.(1)
             10.18                      Joint Venture Agreement, dated as of
                                        June 29, 2001, by and between BASF
                                        Aktiengesellschaft and Lynx
                                        Therapeutics, Inc.**
             10.19                      Technology License Agreement, dated as
                                        of June 1, 2001, by and between
                                        BASF-LYNX Bioscience AG and Lynx
                                        Therapeutics, Inc.**

--------------------
(1) Incorporated by reference from Lynx's Current Report on Form 8-K, filed with the SEC on June 4, 2001.
**  Confidential treatment requested for certain portions of this exhibit.

         b)  Reports on Form 8-K ---

             The Company filed a Current Report on Form 8-K on June 4, 2001, reporting under Item 5 that the Company completed an $11.1 million private placement of common stock and warrants to purchase common stock to seven accredited investors.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LYNX THERAPEUTICS, INC.


                                    /s/  Norman J.W. Russell
                                    --------------------------------------------
                                    By:    Norman J.W. Russell, Ph.D.
                                           President and Chief Executive Officer
                                    Date:  August 14, 2001


                                    /s/  Edward C. Albini
                                    --------------------------------------------
                                    By:    Edward C. Albini
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)
                                    Date:  August 14, 2001

         EXHIBIT NUMBER                 DESCRIPTION
         --------------                 -----------
             10.15                      Securities Purchase Agreement, dated as
                                        of May 24, 2001, by and among Lynx
                                        Therapeutics, Inc. and the investors
                                        listed therein.(1)
             10.16                      Registration Rights Agreement, dated as
                                        of May 24, 2001, by and among Lynx
                                        Therapeutics, Inc. and the investors
                                        listed therein.(1)
             10.17                      Form of Warrant issued by Lynx
                                        Therapeutics, Inc. in favor of each
                                        investor.(1)
             10.18                      Joint Venture Agreement, dated as of
                                        June 29, 2001, by and between BASF
                                        Aktiengesellschaft and Lynx
                                        Therapeutics, Inc.**
             10.19                      Technology License Agreement, dated as
                                        of June 1, 2001, by and between
                                        BASF-LYNX Bioscience AG and Lynx
                                        Therapeutics, Inc.**

--------------------
(1) Incorporated by reference from Lynx's Current Report on Form 8-K, filed with the SEC on June 4, 2001.
**  Confidential treatment requested for certain portions of this exhibit.