Form 10-K405/A
period 2000-12-31
LYNX THERAPEUTICS INC
filed 2001-08-24
CIK 913275

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                               AMENDMENT NO. 1 TO
                                   FORM 10-K

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        The number of shares of common stock of the Registrant outstanding as of August 6, 2001, was 13,446,554. The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant, based upon the closing price of the Common Stock reported on the Nasdaq National Market on August 6, 2001, was $76,694,739.66.

================================================================================

                                EXPLANATORY NOTE

     Lynx Therapeutics, Inc. is filing this Amendment No. 1 to Form 10-K to amend and restate certain portions of its Annual Report on Form 10-K. Each of the following sections of the Annual Report is amended and restated in its entirety, and current as of August 24, 2001:

     -  Item 1: Business;

     -  Item 1: Business -- Business Risks;

     - Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources;

     - Item 8: Financial Statements, Notes to Consolidated Financial Statements -- Note 3. Collaborative Agreements and Note 12. Subsequent Events (Unaudited); and

     -  Item 14: Exhibits, Financial Statement Schedule and Reports on Form 8-K.

The remaining portions of the Annual Report, unless otherwise noted, are current as of March 30, 2001, the initial filing date of the Annual Report.


                             LYNX THERAPEUTICS, INC.

                             FORM 10-K ANNUAL REPORT

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2000

                                TABLE OF CONTENTS


PART I

Item 1.   Business ...................................................................................       1

Item 2.   Properties .................................................................................      20

Item 3.   Legal Proceedings ..........................................................................      20

Item 4.   Submission of Matters to a Vote of Security Holders ........................................      20

PART II

Item 5.   Market for Registrants Common Equity and Related Stockholder Matters .......................      21

Item 6.   Selected Financial Data ....................................................................      22

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations .................................................................................      23

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk .................................      27

Item 8.   Consolidated Financial Statements and Supplementary Data ...................................      28

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .......      46

PART III

Item 10.  Directors and Executive Officers of the Registrant .........................................      47

Item 11.  Executive Compensation .....................................................................      49

Item 12.  Security Ownership of Certain Beneficial Owners and Management .............................      51

Item 13.  Certain Relationships and Related Transactions .............................................      52

PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K .............................      53

Signatures ...........................................................................................      55

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

        Lynx, MPSS(TM), Megaclone(TM), Megasort(TM), Megatype(TM), Protein ProFiler(TM) and the Lynx logo are some of Lynx Therapeutics, Inc.'s trademarks and service marks.

OVERVIEW

        We believe that Lynx Therapeutics, Inc. is a leader in the development and application of novel technologies for the discovery of gene expression patterns and genomic variations important to the pharmaceutical, biotechnology and agricultural industries. Gene expression patterns refer to the number of genes and the extent a cell or tissue expresses those genes, and they represent a way to move beyond DNA sequence data to understand the function of genes, the proteins that they encode and the role they play in health and disease. Genomic variations refer to the differences in the genetic sequences in the genomes of different organisms. Megaclone, our unique and proprietary cloning procedure, forms the foundation of these technologies. Megaclone transforms a sample containing millions of DNA molecules into one made up of millions of micro-beads, which are microscopic beads of latex, each of which carries approximately 100,000 copies of one of the DNA molecules in the sample. In contrast to conventional cloning, in which an individual DNA molecule is selected from a sample and amplified into many copies for analysis or identification, we can capture on one set of micro-beads clones of nearly all the DNA sequences that characterize a sample. Once attached to the micro-beads, these clones can be handled and subjected to experiments and analyses all at the same time. Megaclone thereby enables many analyses or characterizations to be conducted that would otherwise be too cumbersome or onerous to conduct using conventional procedures where each clone must be addressed individually. Based on Megaclone, we have developed a suite of applications that have the potential to enhance the pace, scale and quality of genomics and genetics research programs. Lynx's current commercial collaborators and customers are BASF AG, E.I. DuPont de Nemours and Company, Aventis CropScience GmbH, Oxagen Limited, Hybrigenics S.A., Genomics Collaborative Inc., Molecular Engines Laboratories SA, the Institute of Molecular and Cell Biology, Phytera, Inc., Celera Genomics, AstraZeneca, UroGene S.A., GenoMar ASA and AniGenics, Inc. Additionally, Lynx has provided a license for the use of certain of our technologies to Takara Shuzo Co. Ltd. and BASF-LYNX Bioscience AG (BASF-LYNX).

        Technologies we have developed that leverage the power of Megaclone are:

        - Massively Parallel Signature Sequencing, or MPSS, which generates simultaneously, from a million or more Megaclone micro-beads, gene sequence information that uniquely identifies a sample's DNA molecules without the need for individual conventional sequencing reactions, and produces a comprehensive quantitative profile of gene expression in cells or tissues;

        - Megasort, which enables researchers to focus on potential target genes by permitting, from a single experiment, the direct physical isolation of nearly all the genes differentially expressed between samples; and

        - Megatype, which, when fully developed, should enable a single experiment to yield directly those disease- or trait-associated single nucleotide polymorphisms, also known as SNPs, that differentiate large populations of genomes. SNPs are single nucleotide variations, or differences occurring in a single subunit of DNA or RNA, in the genetic code that occur at every 1,000 bases along the three billion nucleotides in the human genome. Megatype experiments would not require genotyping, which is the process of testing entire individual genomes for the presence or absence of a set of SNPs.

        We are developing additional applications of these technologies, as well as new technologies aimed at addressing the needs of the pharmaceutical, biotechnology and agricultural industries. For example, we are working on a new separation technology in the area of proteomics, which is the study of the number of proteins and the extent to which they are expressed in cells or tissues, to provide high-resolution analysis of complex mixtures of proteins from cells or tissues of interest.

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

INDUSTRY BACKGROUND

        The publication of the first draft sequence of the human genome was a milestone in the history of genetics and genomics. However, the remaining challenge for researchers in industry and academia alike is to explore the multitude of genomic variations and to discover, from the analysis of these differences, the functions of genes and their roles in health and disease. It is this work, post genome-sequencing, that is expected to lead to commercial opportunities and ultimately to the discovery of new therapies for unmet medical needs and to provide the basis for the emerging fields of pharmacogenetics, which is the identification and assessment of genes that are predictive of efficacy and toxicity of drug compounds or that may correlate drug responses to individual genotypes, and individualized patient therapy.

        Many diseases result from a malfunction of the genetically programmed protective response to insults, such as trauma, infection, stress or an inherited mutant gene. That malfunction may result in inadequate, misguided or exaggerated gene expression, unfolding a complex pathogenic process which may resolve itself, linger chronically or evolve with increasingly destructive effects in a manner quite removed from, and even independent of, the original insult. By analyzing which genes are expressed in a cell or tissue, the level of expression can illustrate which physiological pathways are active in the cell and to what degree. By understanding when and where abnormal gene expression occurs and the changes in expression that a drug can cause, the physiological pathways implicated in disease and drug action can be pinpointed. This knowledge could be used to help discover drug targets, screen drug leads, predict a compound's toxic effects, anticipate pharmacological responses to drug leads and tailor clinical trials to the specific needs of subgroups within a population. By recognizing gene expression patterns, researchers, and ultimately physicians, may also be able to determine which treatments are likely to be effective for a specific condition and which may be ineffective or harmful.

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

        Megaclone is a process that uses a proprietary library of approximately
16.7 million short synthetic DNA sequences, called tags, and their complementary anti-tags, to uniquely mark and process each DNA molecule in a sample. Each unique tag is a permanent identifier of the DNA molecule it is attached to, and all of the tagged molecules in a sample are amplified together to create multiple copies of the tagged molecules. We use another proprietary process to generate five micron diameter micro-beads, each of which carries multiple copies of a short anti-tag DNA sequence complementary to one of the 16.7 million tags. Then we collect the amplified tagged DNA molecules onto the micro-beads through hybridization of the tags to the complementary anti-tags. Each micro-bead carries on its surface enough complementary anti-tags to collect approximately 100,000 identical copies of the corresponding tagged DNA molecule.

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

OUR BUSINESS STRATEGY

        We intend to apply our technologies to maximize the value of human, animal and plant genomic information for our licensee, collaborators and customers and ourselves through high-resolution gene expression analysis and in the discovery and characterization of important genetic variations. Now that we have reduced to practice the majority of our technologies, we intend to enlarge our presence in the pharmaceutical, biotechnology, agricultural and other commercially important markets. We believe many drug discovery and development companies now recognize the need for significantly greater resolution and scope in their genomics and genetics research.

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

        -       Continue to grow our genomics discovery services

        We have generated revenues through agreements for genomics discovery services. We plan to continue to provide such services to pharmaceutical, biotechnology and agricultural companies for use in their discovery, development and commercialization efforts. The revenue sources from these arrangements typically include technology access and services fees. We have provided a license for the use of certain of our technologies to Takara. The license provides Takara with the right in Japan, Korea and China, including Taiwan, to use our technologies exclusively for at least five years, and non-exclusively thereafter, to provide genomics discovery services and to manufacture and sell microarrays (small glass or silicon wafers with tens of thousands of DNA molecules arrayed on the surface for subsequent analysis) containing content identified by our technologies. Takara also receives from us a non-exclusive license right to manufacture and sell such microarrays elsewhere throughout the world.

        - Develop new technologies and additional applications of our technologies

        We intend to continue to develop creative solutions to complex biological problems. We currently focus on reducing to commercial practice our Megatype technology in order to extract from large populations those genomic fragments exhibiting SNPs and associate these SNPs with traits or diseases. We may further develop our technology to apply it to individual genotyping, which would determine the relevant SNPs present in an individual. We are also working in the area of proteomics to provide a means of high-resolution analysis of complex mixtures of proteins from cells or tissues.

OUR TECHNOLOGIES AND APPLICATIONS

        We have developed, or are developing, several important analytical applications of our Megaclone technology to better address the need for increased pace, scale and quality of genomics and genetics research programs.

Current Applications

        Massively Parallel Signature Sequencing Technology. Our MPSS technology addresses the need to generate sequence information from millions of DNA fragments. At this extremely large scale, our MPSS approach eliminates the need for individual sequencing reactions and the physical separation of DNA fragments required by conventional sequencing methods.

        MPSS enables the simultaneous identification of nearly all the DNA molecules in a sample. MPSS uses flow cells which are glass plates that are micromachined, or fabricated to very precise, small dimensions, to create a grooved chamber for immobilizing microbeads in a planar microarray, which is a two-dimensional, dense ordered array of DNA samples. With MPSS, one million or more Megaclone micro-beads are fixed in a single layer array in a flow cell, so solvents and reagents can be washed over the micro-beads in each cycle of the process. Our proprietary protocol elicits from the Megaclone micro-beads sequence-dependent fluorescent responses, which are recorded by a charged coupled device, or CCD, camera after each cycle. The process produces short 16- to 20-base-pair signature, or identifying, sequences, without requiring fragment separation and separate sequencing reactions as in conventional DNA sequencing approaches. We have developed proprietary instrumentation and software to automate the delivery of reagents and solutions used in our sequencing process and to compile, from the images obtained at each cycle, the signature sequences that result from each experiment.

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

        Megasort compares two DNA samples, each containing millions of molecules, and extracts those DNA molecules that are present in different proportions in the samples. These could be differentially expressed genes or DNA fragments that are found in one sample but not the other. Because the comparison and sorting require no prior knowledge of the sequences of the genes in either sample, Megasort can be used with samples isolated from tissues or organisms that are not well characterized. Megasort involves hybridizing two probes prepared separately, one from each of the samples to be compared, with a population of Megaclone micro-beads, each of which carries many copies of a single DNA fragment or gene derived from either of the samples. Because each probe is labeled with a different fluorescent marker, we can readily separate by a fluorescence activated cell sorter, also referred to as a FACS, genes or fragments that are under- or over-represented in either sample. Genes or fragments of interest can then be recovered from the sorted micro-beads for further study.

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

        Megatype is designed to identify SNPs that are differentially represented in two populations of individuals. We use a proprietary method to select DNA fragments that exhibit a specific class of SNPs in the combined populations and to load the fragments onto micro-beads with our Megaclone technology. Using fluorescently labeled probes, prepared through the same proprietary method, from the two separate populations, micro-beads bearing SNP-containing fragments that are under- or over-represented in either of the two populations are easily separated using the FACS. No prior knowledge of the SNP sequences or where they are located in the genome is required to conduct this analysis.

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

        Proteomics. Proteomics is the study of the entire protein complement in cells. Our proteomics technology aims to provide high-resolution analysis of complex mixtures of proteins from cells or tissues. Based on solution-phase electrophoresis in proprietary micro-channel plates, the approach combines the speed of capillary electrophoresis, the process by which electronically charged molecules are separated by their different mobilities in an electric field, with the resolving power of conventional two-dimensional gel-based techniques. Using this technology, we expect to complement high-resolution gene expression measurements using our MPSS platform with similar high-resolution analysis of a cell's translated proteins. The combined data from these measurements should provide a much more accurate and comprehensive picture of cell and tissue physiology than is available using current techniques. Our goal is to use our proteomics technology to discover drug targets, validate candidate targets and correlate gene expression with protein expression in cells.

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

COLLABORATIONS, CUSTOMERS AND LICENSEES

        Lynx's current commercial collaborators and customers are BASF AG
(BASF), E.I. DuPont de Nemours and Company, Aventis CropScience GmbH, Oxagen Limited, Hybrigenics S.A., Genomics Collaborative Inc., Molecular Engines Laboratories S.A., the Institute of Molecular and Cell Biology, Phytera, Inc., Celera Genomics, AstraZeneca, UroGene S.A., GenoMar ASA and AniGenics, Inc. Additionally, Lynx has provided a license for the use of certain of its technologies to Takara Shuzo Co. Ltd. and BASF-LYNX Bioscience AG (BASF-LYNX).

  BASF

        In October 1996, as amended in October 1998, Lynx entered into an agreement with BASF to provide them with nonexclusive access to certain of our genomics discovery services. In connection with certain technology development accomplishments, BASF paid us a technology access fee of $4.5 million in the fourth quarter of 1999. BASF's access to Lynx's genomics discovery services is for a minimum of two years and requires BASF to purchase services at a minimum rate of $4.0 million per year. At the end of the initial two-year service period, BASF has the right to carryover for a limited time a certain level of previously unrequested genomics discovery services. BASF paid us $4.0 million in each of the fourth quarters of 1999 and 2000 for genomics discovery services to be performed by us.

  DuPont

        In October 1998, Lynx entered into a research collaboration agreement with DuPont to apply our technologies on an exclusive basis to the study of certain crops and their protection. Under the terms of the agreement, the Company could receive payments over a five-year period for genomics discovery services, the achievement of specific technology milestones and the delivery of genomic maps of specified crops. An initial payment of $10 million for technology access was received at the execution of the agreement, with additional minimum service fees of $12 million to be received by us over a three-year period that commenced in January 1999. At the end of three years from the effective date of the agreement, DuPont can terminate the agreement either with no further payment obligations to Lynx other than those accrued, or if DuPont chooses to maintain exclusivity with respect to certain crops, with payments for the remaining two years of the agreement. In the fourth quarter of 1999, Lynx achieved a technology milestone under the agreement that resulted in a $5 million payment from DuPont.

  Aventis CropScience

        In March 1999, Aventis Pharmaceuticals, formerly Hoechst Marion Roussel, Inc., obtained nonexclusive access to certain of our genomics discovery services for the benefit of its affiliate, Aventis CropScience. Lynx received an initial payment for genomics discovery services to be performed by us for Aventis CropScience. The service period, which was renewed in March 2000, has been extended to September 2001, and is subject to renewal for up to two additional one-year periods.

        In September 1999, Lynx signed a three-year research collaboration agreement with Aventis CropScience. Aventis CropScience will receive exclusive access to certain of our genomics discovery services for the study of certain plants, which is aimed at developing new crop varieties and other agricultural products. Under the terms of the agreement, Aventis CropScience paid us a technology access fee upon execution of the agreement. Lynx can earn additional fees for the performance of genomics discovery services, the delivery of genomic maps of certain plants and milestone payments and licensing fees related to the discovery of trait-associated SNPs for the subject plants.

  Takara

        In November 2000, Lynx entered into a technology licensing agreement with Takara Shuzo Co. Ltd. of Japan. The license provides Takara with the right in Japan, Korea and China, including Taiwan, to use our proprietary Megaclone, Megasort and MPSS technologies exclusively for at least five years, and non-exclusively thereafter, to provide genomics discovery services and to manufacture and sell microarrays containing content identified by our technologies. Takara also receives a non-exclusive license right to manufacture and sell such microarrays elsewhere throughout the world. At the end of three years from the effective date of the agreement, Takara can terminate the agreement with no further payment obligations to Lynx other than those accrued prior to the termination. Under the terms of the agreement, Lynx will receive from Takara payments for technology access fees, royalties on sales of microarrays and revenues from genomics discovery services, the sale to Takara of proprietary reagents used in applying our technologies and purchases of Lynx common stock.

BASF-LYNX

       In June 2001, Lynx extended its technology licensing agreement with BASF-LYNX, a joint venture company established in Heidelberg, Germany, by Lynx and BASF in 1996. The license extends BASF-LYNX's right to use Lynx's proprietary MPSS(TM) and Megasor(TM) technologies non-exclusively in BASF-LYNX's neuroscience, toxicology and microbiology research programs until December 31, 2007. The agreement also uniquely positions BASF-LYNX to apply Lynx's technologies to specific disorders in the neuroscience field. Under the terms of the agreement, Lynx will receive from BASF-LYNX a multi-million dollar technology license fee. Lynx will furnish BASF-LYNX, initially without charge and later for a fee, with Megaclone(TM) technology micro-beads, other reagents and additional MPSS(TM) technology instruments for use in BASF-LYNX's research programs.

        Separately, Lynx and BASF have agreed to continue their support of BASF-LYNX's growth, including an increase of the capital reserve of BASF-LYNX. Lynx's additional investment in BASF-LYNX will maintain Lynx's ownership interest in BASF-LYNX at more than 40%.

       BASF-LYNX began operations in 1997 and is employing Lynx's technologies in its neuroscience toxicology and microbiology research programs. Upon the establishment of BASF-LYNX, Lynx contributed access to its technologies to BASF-LYNX in exchange for an initial 49% equity ownership. BASF, by committing to provide research funding to BASF-LYNX of DM50 million) or approximately $23.4 million based on a August 2001 exchange rate) over a five-year period beginning in 1997, received an initial 51% equity ownership in BASF-LYNX. In 1998, BASF agreed to provide an additional $10 million in research funding to BASF-LYNX, of which $4.3 million was paid to Lynx for technology assets related to a CNS program.

COMPETITION

        Competition among entities attempting to identify the genes associated with specific diseases and to develop products based on such discoveries is intense. We face, and will continue to face, competition from pharmaceutical, biotechnology and agricultural companies, such as Affymetrix, Inc., Celera Genomics Group, Incyte Genomics, Inc., Gene Logic, Inc., Genome Therapeutics Corporation and Hyseq, Inc., academic and research institutions and government agencies, both in the United States and abroad. Several entities are attempting to identify and patent randomly sequenced genes and gene fragments, while others are pursuing a gene identification, characterization and product development strategy based on positional cloning. We are aware that certain entities are using a variety of gene expression analysis methodologies, including chip-based systems, to attempt to identify disease-related genes. In addition, numerous pharmaceutical companies are developing genomic research programs, either alone or in partnership with our competitors. Competition among such entities is intense and is expected to increase. In order to successfully compete against existing and future technologies, we will need to demonstrate to potential customers that our technologies and capabilities are superior to those of competitors.

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

        Our ability to generate revenues and achieve profitability depends on many factors, including:

     - our ability to continue existing customer relationships and enter into additional corporate collaborations and agreements;

     -  our ability to discover genes and targets for drug discovery;

     - our ability to expand the scope of our research into new areas of pharmaceutical, biotechnology and agricultural research;

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

        We anticipate that our current cash and cash equivalents, short-term investments and funding to be received from collaborators and customers will enable us to maintain our currently planned operations for at least the next 12 months. Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. We do not know if we will be able to raise sufficient additional capital on acceptable terms, or at all. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. If we fail to obtain adequate funds on reasonable terms, we may have to curtail operations significantly or obtain funds by entering into financing or collaborative agreements on unattractive terms.

OUR TECHNOLOGIES ARE NEW AND UNPROVEN AND MAY NOT ALLOW US OR OUR COLLABORATORS TO IDENTIFY GENES OR TARGETS FOR DRUG DISCOVERY.

        You must evaluate us in light of the uncertainties and complexities affecting an early stage genomics company. Our technologies are new and unproven. The application of these technologies is in too early a stage to determine whether it can be successfully implemented. These technologies assume that information about gene expression and gene sequences may enable scientists to better understand complex biological processes. Our technologies also depend on the successful integration of independent technologies, each of which has its own development risks. Relatively few therapeutic products based on gene discoveries have been successfully developed and commercialized. Our technologies may not enable us or our collaborators to identify genes or targets for drug discovery. To date, neither we nor our collaborators have identified any targets for drug discovery based on our technologies.

WE DEPEND ON OUR COLLABORATIONS AND WILL NEED TO FIND ADDITIONAL COLLABORATORS IN THE FUTURE TO DEVELOP AND COMMERCIALIZE DIAGNOSTIC OR THERAPEUTIC PRODUCTS.

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

        We have derived substantially all of our revenues derived from corporate collaborations and agreements. Revenues from collaborations and related agreements depend upon continuation of the collaborations, the achievement of milestones and royalties derived from future products developed from our research and technologies. To date, we have received a significant portion of our revenues from a small number of collaborators and customers. For the three months ended March 31, 2001, revenues from DuPont, BASF, Takara and Aventis CropScience accounted for 36%, 25%, 19% and 10%, respectively, of our total revenues. For the year ended December 31, 2000, revenues from DuPont, BASF and Aventis CropScience accounted for 51%, 29% and

11%, respectively, of our total revenues. For the year ended December 31, 1999, revenues from DuPont, Aventis CropScience and BASF accounted for 81%, 13% and 5%, respectively, of our total revenues. For the year ended December 31, 1998, revenues from BASF-LYNX Bioscience AG, BASF and DuPont accounted for 61%, 33% and 5%, respectively, of our total revenues. If we fail to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under such collaborative agreements. If our collaborators or customers do no renew existing agreements, we lose one of these collaborators or customers and we do not attract new collaborators or customers or we are unable to enter into new collaborative agreements on commercially acceptable terms, our revenues may decrease, and our activities may fail to lead to commercialized products.

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

WE DEPEND ON A SOLE SUPPLIER TO MANUFACTURE FLOW CELLS USED IN OUR MPSS TECHNOLOGY.

        Flow cells are glass plates that are micromachined, or fabricated to very precise, small dimensions, to create a grooved chamber for immobilizing microbeads in a planar microarray, which is a two-dimensional, dense ordered array of DNA samples. We use flow cells in our Massively Parallel Signature Sequencing, or MPSS, technology. We currently purchase the flow cells used in our MPSS technology from a single supplier, although the flow cells are potentially available from multiple suppliers. While we believe that alternative suppliers for flow cells exist, identifying and qualifying new suppliers could be an expensive and time-consuming process. Our reliance on outside vendors involves several risks, including:

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

     - pursuing a gene identification, characterization and product development strategy based on positional cloning, which uses disease inheritance patterns to isolate the genes that are linked to the transmission of disease from one generation to the next; and

     - using a variety of different gene expression analysis methodologies, including the use of chip-based systems, to attempt to identify disease-related genes.

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

        Third parties may accuse us of employing their proprietary technology without authorization. In addition, third parties may obtain patents that relate to our technologies and claim that use of such technologies infringes these patents. Regardless of their merit, such claims could require us to incur substantial costs, including the diversion of management and technical personnel, in defending ourselves against any such claims or enforcing our patents. In the event that a successful claim of infringement is brought against us, we may need to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, or at all. Defense of any lawsuit or failure to obtain any of these licenses could adversely affect our ability to develop and commercialize our technologies and products and thus prevent us from achieving profitability.

WE HAVE LIMITED EXPERIENCE IN SALES AND MARKETING AND THUS MAY BE UNABLE TO FURTHER COMMERCIALIZE OUR TECHNOLOGIES AND PRODUCTS.

        Our ability to achieve profitability depends on attracting collaborators and customers for our technologies and products. There are a limited number of pharmaceutical, biotechnology and agricultural companies that are potential collaborators and customers for our technologies and products. To market our technologies and products, we must develop a sales and marketing group with the appropriate technical expertise. We may not successfully build such a sales force. If our sales and marketing efforts fail to be successful, our technologies and products may fail to gain market acceptance.

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

WE MAY HAVE DIFFICULTY MANAGING OUR GROWTH.

        We expect to continue to experience significant growth in the number of our employees and the scope of our operations. This growth may place a significant strain on our management and operations. As our operations expand, we expect that we will need to manage additional relationships with various collaborators and customers, suppliers and other third parties. Our ability to manage our operations and growth effectively requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not successfully implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

THE LOSS OF KEY PERSONNEL OR THE INABILITY TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL COULD IMPAIR THE GROWTH OF OUR BUSINESS.

        We are highly dependent on the principal members of our management and scientific staff. The loss of any of these persons' services might adversely impact the achievement of our objectives and the continuation of existing collaborations. In addition, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. There is currently a shortage of skilled executives and employees with technical expertise, and this shortage is likely to continue. As a result, competition for skilled personnel is intense and turnover rates are high. Competition for experienced scientists from numerous companies, academic and other research institutions may limit our ability to attract and retain such personnel. We depend on our President and Chief Executive Officer, Norman J.W. Russell, Ph.D., the loss of whose services could have a material adverse effect on our business. Although we have an employment agreement with Dr. Russell in place, currently we do not maintain key person insurance for him or any other key personnel.

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

        Although our technology does not depend on genetic engineering, genetic engineering plays a prominent role in our approach to product development. The subject of genetically modified food has received negative publicity, which has aroused public debate. Adverse publicity has resulted in greater regulation internationally and trade restrictions on imports of genetically altered agricultural products. Claims that genetically engineered products are unsafe for consumption or pose a danger to the environment may influence public attitudes and prevent genetically engineered products from gaining public acceptance. The commercial success of our future products may depend, in part, on public acceptance of the use of genetically engineered products, including drugs and plant and animal products.

IF WE DEVELOP PRODUCTS WITH OUR COLLABORATORS, AND IF PRODUCT LIABILITY LAWSUITS ARE SUCCESSFULLY BROUGHT AGAINST US, WE COULD FACE SUBSTANTIAL LIABILITIES THAT EXCEED OUR RESOURCES.

        We may be held liable, if any product we develop with our collaborators causes injury or is otherwise found unsuitable during product testing, manufacturing, marketing or sale. Although we have general liability and product liability insurance, this insurance may become prohibitively expensive or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or to otherwise protect us against potential product liability claims could prevent or inhibit our ability to commercialize products developed with our collaborators.

HEALTHCARE REFORM AND RESTRICTIONS ON REIMBURSEMENTS MAY LIMIT OUR RETURNS ON DIAGNOSTIC OR THERAPEUTIC PRODUCTS THAT WE MAY DEVELOP WITH OUR COLLABORATORS.

        If we successfully validate targets for drug discovery, products that we develop with our collaborators based on those targets may include diagnostic or therapeutic products. The ability of our collaborators to commercialize such products may depend, in part, on the extent to which reimbursement for the cost of these products will be available from government health administration authorities, private health insurers and other organizations. In the U.S., third-party payors are increasingly challenging the price of medical products and services. The trend towards managed healthcare in the U.S., legislative healthcare reforms and the growth of organizations such as health maintenance organizations that may control or significantly influence the purchase of healthcare products and services, may result in lower prices for any products our collaborators may develop. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. If adequate third-party coverage is not available in the future, our collaborators may fail to maintain price levels sufficient to realize an appropriate return on their investment in research and product development.

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

OUR STOCK PRICE MAY BE EXTREMELY VOLATILE.

        We believe that the market price of our common stock will remain highly volatile and may fluctuate significantly due to a number of factors. The market prices for securities of many publicly-held, early-stage biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. For example, during the two-year period from June 30, 1999 to 2001, the closing sales price of our common stock as quoted on the Nasdaq National Market fluctuated from a low of $5.01 to a high of $96.875 per share. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The following factors and events may have a significant and adverse impact on the market price of our common stock:

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

RECENT PRONOUNCEMENTS COULD IMPACT OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS.

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for the year ending December 31, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We believe the adoption of SFAS 133 on January 1, 2001 had no material effect on the financial statements, since we currently do not invest in derivative instruments and engage in hedging activities.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following information is dated as of March 30, 2001, the initial filing dated of this Annual Report, except for "Liquidity and Capital Resources," which has been amended and restated as of the date of this Form 10-K/A filing. Investors are directed to our review our additional SEC reports and filings, including our Quarterly Reports on Form 10-Q, for additional information.

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

        Cost of services fees includes the costs of direct labor, materials and supplies, outside expenses, equipment and overhead incurred by us in performing our genomics discovery services for our collaborators and customers. Research and development expenses include the costs of personnel, materials and supplies, outside expenses, equipment and overhead incurred by us in our technology and application development efforts. We expect research and development expenses to increase substantially due to planned spending for ongoing technology development and implementation, as well as new applications. General and administrative expenses include the costs of personnel, materials and supplies, outside expenses, equipment and overhead incurred by us primarily in our administrative,
                                       23
business development, legal and investor relations activities. We expect general and administrative expenses to increase in support of our research and development, commercial and business development efforts.

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

        Net cash provided by investing activities of $1.7 million for the six-month period ended June 30, 2001 related primarily to the net maturities of short-term investments, offset partially by expenditures for capital assets. Net cash provided by financing activities of $10.5 million for the six-month period ended June 30, 2001 related primarily to the issuance of common stock pursuant to a common stock purchase agreement between Lynx and certain investors, partially offset by repayment of principal under an equipment loan arrangement. Cash, cash equivalents, short-term investments and marketable securities were $15.8 million at June 30, 2001.

        In May 2001, we completed a private placement of common stock and warrants to purchase common stock. The financing included the sale of 1,747,248 newly issued shares of common stock at a purchase price of $6.37 per share resulting in net proceeds of approximately $10.5 million, pursuant to a common stock purchase agreement between Lynx and certain investors. In connection with this transaction, we issued warrants to purchase up to 436,808 shares of common stock at an exercise price of $9.2011 per share. We have filed with the Securities and Exchange Commission a resale registration statement related to the privately placed securities. We expect to use the net proceeds from the financing to support ongoing commercial, business development and research and development activities. Our research and development efforts will focus on the continuing development of the Megatype and Protein ProFiler technologies, as well as internal discovery projects.

        In late 1998, we entered into a financing agreement with a financial institution, Transamerica Business Credit Corporation, under which we drew down $4.8 million during 1999 for the purchase of equipment and certain other capital expenditures. We granted the lender a security interest in all items financed by it under this agreement. Each draw down under the loan has a term of 48 months from the date of the draw down. As of June 30, 2001, the principal balance under loans outstanding under this agreement was approximately $3.8 million. The draw down period under the agreement expired on March 31, 2000.

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

3. COLLABORATORS, CUSTOMERS AND LICENSEES

        Lynx's current commercial collaborators and customers are BASF AG
(BASF), E.I. DuPont de Nemours and Company, Aventis CropScience GmbH, Oxagen Limited, Hybrigenics S.A., Genomics Collaborative Inc., Molecular Engines Laboratories S.A., the Institute of Molecular and Cell Biology, Phytera, Inc., Celera Genomics, AstraZeneca, UroGene S.A., GenoMar ASA and AniGenics, Inc. Additionally, Lynx has provided a license for the use of certain of its technologies to Takara Shuzo Co. Ltd. and BASF-LYNX Bioscience AG (BASF-LYNX).

        BASF

        In October 1996, as amended in October 1998, the Company entered into an agreement with BASF to provide them with nonexclusive access to certain of its genomics discovery services. In connection with certain technology development accomplishments, BASF paid Lynx a technology access fee of $4.5 million in the fourth quarter of 1999. BASF's access to Lynx's genomics discovery services is for a minimum of two years and requires BASF to purchase services at a minimum rate of $4.0 million per year. At the end of the initial two-year service period, BASF has the right to carryover for a limited time a certain level of previously unrequested genomics discovery services. BASF paid Lynx $4.0 million in each of the fourth quarters of 1999 and 2000 for genomics discovery services to be performed by Lynx.

                             LYNX THERAPEUTICS, INC.

        DuPont

        In October 1998, Lynx entered into a research collaboration agreement with DuPont to apply Lynx's technologies on an exclusive basis to the study of certain crops and their protection. Under the terms of the agreement, the Company could receive payments over a five-year period for genomics discovery services, the achievement of specific technology milestones and the delivery of genomic maps of specified crops. An initial payment of $10 million for technology access was received at the execution of the agreement, with additional minimum service fees of $12 million to be received by Lynx over a three-year period which commenced in January 1999. At the end of three years from the effective date of the agreement, Dupont can terminate the agreement with no further payment obligations to Lynx other than those accrued, or if Dupont chooses to maintain exclusivity with respect to certain crops, with payments for the remaining two years of the agreement. In the fourth quarter of 1999, Lynx achieved a technology milestone under the agreement that resulted in a $5 million payment from DuPont.

        Aventis CropScience

        In March 1999, Aventis Pharmaceuticals, formerly Hoechst Marion Roussel, Inc., obtained nonexclusive access to certain of Lynx's genomics discovery services for the benefit of its affiliate, Aventis CropScience. Lynx received an initial payment for genomics discovery services to be performed by Lynx for Aventis CropScience. The service period, which was renewed in March 2000, ends on March 31, 2001, and is subject to renewal for up to two additional one-year periods.

        In September 1999, Lynx signed a three-year research collaboration agreement with Aventis CropScience. Aventis CropScience will receive exclusive access to certain of Lynx's genomics discovery services for the study of certain plants, which is aimed at developing new crop varieties and other agricultural products. Under the terms of the agreement, Aventis CropScience paid Lynx a technology access fee upon execution of the agreement. Lynx can earn additional fees for the performance of genomics discovery services, the delivery of genomic maps of certain plants and milestone payments and licensing fees related to the discovery of trait-associated SNPs for the subject plants.

                             LYNX THERAPEUTICS, INC.

        Takara

        In November 2000, Lynx entered into a technology licensing agreement with Takara Shuzo Co. Ltd. of Japan. The license provides Takara with the right in Japan, Korea and China, including Taiwan, to use Lynx's proprietary Megaclone, Megasort and MPSS technologies exclusively for at least five years, and non-exclusively thereafter, to provide genomics discovery services and to manufacture and sell microarrays containing content identified by Lynx's technologies. Takara also receives from Lynx a non-exclusive license right to manufacture and sell such microarrays elsewhere throughout the world. At the end of three years from the effective date of the agreement, Takara can terminate the agreement with no further payment obligation to Lynx other than those accrued prior to the termination. Under the terms of the agreement, Lynx will receive from Takara payments for technology access fees, royalties on sales of microarrays and revenues from genomics discovery services, the sale to Takara of proprietary reagents used in applying Lynx's technologies and purchases of Lynx common stock.

        BASF-LYNX

        In 1996, Lynx and BASF established BASF-LYNX, a joint venture company in Heidelberg, Germany. BASF-LYNX began operations in 1997 and is employing Lynx's technologies in its neuroscience, toxicology and microbiology research programs. Upon the establishment of BASF-LYNX, Lynx contributed access to its technologies to BASF-LYNX in exchange for an initial 49% equity ownership. BASF, by committing to provide research funding to BASF-LYNX of DM50 million (or approximately $23.4 million based on a August 2001 exchange rate) over a five-year period beginning in 1997, received an initial 51% equity ownership in BASF-LYNX. In 1998, BASF agreed to provide an additional $10 million in research funding to BASF-LYNX, of which $4.3 million was paid to Lynx for technology assets related to a CNS program. In June 2001, Lynx extended its technology licensing agreement with BASF-LYNX (see Note 12).

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

7. STOCKHOLDERS' EQUITY (CONTINUED)

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

8. INCOME TAXES (CONTINUED)

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

                             LYNX THERAPEUTICS, INC.

9. OBLIGATIONS UNDER OPERATING LEASES (CONTINUED)

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

        In June 2001, Lynx extended its technology licensing agreement with BASF-LYNX. The license extends BASF-LYNX's right to use Lynx's proprietary MPSS(TM) and Megasort(TM) technologies non-exclusively in BASF-LYNX's neuroscience, toxicology and microbiology research programs until December 31, 2007. The agreement also uniquely positions BASF-LYNX to apply Lynx's technologies to specific disorders in the neuroscience field. Under the terms of the agreement, Lynx will receive from BASF-LYNX a multi-million dollar technology license fee. Lynx will furnish BASF-LYNX, initially without charge and later for a fee, with Megaclone(TM) technology micro-beads, other reagents and additional MPSS(TM) technology instruments for use in BASF-LYNX's research programs.

        Separately, Lynx and BASF have agreed to continue their support of BASF-LYNX's growth, including an increase of the capital reserves of BASF-LYNX. Lynx's additional investment in BASF-LYNX will maintain Lynx's ownership interest in BASF-LYNX at more than 40%.

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

        (3) The following documents are being filed as part of this report:


EXHIBIT
NUMBER                             DESCRIPTION OF DOCUMENT
-------                            -----------------------
2.1+           Acquisition Agreement, dated as of February 4, 1998, by and between the Company and Inex Pharmaceuticals Corporation,
               incorporated by reference to the indicated exhibit of the
               Company's Current Report on Form 8-K filed on March 24, 1998.

3.1 Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company's Form 10-Q for the period ended June 30, 2000.

3.2 Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Company's Form 10-Q for the period ended June 30, 2000.

4.1            Form of Common Stock Certificate, incorporated by reference to
               Exhibit 4.2 of the Company's Statement Form 10 (File No.
               0-22570), as amended.

10.1 Form of Indemnity Agreement entered into between the Company and its directors and officers, incorporated by reference to Exhibit
               10.7 of the Company's Statement Form 10 (File No. 0-22570), as amended.

10.2** The Company's 1992 Stock Option Plan (the "Stock Option Plan"), incorporated by reference to Exhibit 10.8 of the Company's
               Statement Form 10 (File No. 0-22570), as amended.

10.3** Form of Incentive Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.9 of the Company's
               Statement Form 10 (File No. 0-22570), as amended.

10.4**         Form of Nonstatutory Stock Option Grant under the Stock Option
               Plan, incorporated by reference to Exhibit 10.10 of the Company's Statement Form 10 (File No. 0-22570), as amended.

10.5           Agreement of Assignment and License of Intellectual Property
               Rights, dated June 30, 1992, by and between the Company and ABI, incorporated by reference to Exhibit 10.11 of the Company's
               Statement Form 10 (File No. 0-22570), as amended.

10.6           Amended and Restated Investor Rights Agreement, dated as of
               November 1, 1995, incorporated by reference to Exhibit 10.30 of the Company's Form 10-K for the period ended December 31, 1995.

10.7+          Technology Development and Services Agreement, dated as of
               October 2, 1995, by and among the Company, Hoechst
               Aktiengesellschaft and its subsidiary, Hoechst Marion Roussel,
               Inc., incorporated by reference to Exhibit 10.28 of the Company's
               Form 10-K for the period ended December 31, 1995.

10.7.1+ Amended and Restated First Amendment to Technology Development and Services Agreement, dated May 1, 1998, by and between the Company and Hoechst Marion Roussel, Inc., incorporated by reference to Exhibit 10.36 of the Company's Form 10-Q for the period ended June 30, 1998.

10.7.2*+       Second Amendment to Technology Development and Services
               Agreement, dated March 1, 1999, by and among the Company, Hoechst
               Marion Roussel, Inc. and its affiliate Hoechst Schering AgrEvo
               GmbH.

10.7.3*+ Third Amendment to Technology Development and Services Agreement, dated December 20, 1999, by and among the Company, Aventis
               Pharmaceutical Inc. and its affiliate Aventis CropScience GmbH.

10.8** Stock Purchase Agreement, dated as of June 13, 1996, by and between Spectragen, Inc. and Sam Eletr. The Stock Purchase
               Agreement was assumed by the Company pursuant to the Agreement of Merger between the Company and Spectragen, Inc., incorporated by reference to Exhibit 10.25 of the Company's Form 10-K for the period ended December 31, 1996.


EXHIBIT
NUMBER                             DESCRIPTION OF DOCUMENT
-------                            -----------------------
               1997.

10.9** Stock Purchase Agreement dated as of April 14, 1997, by and between the Company and Edward C. Albini, incorporated by reference to Exhibit 10.32 of the Company's Form 10-K for the period ended December 31, 1997.

10.10          Form of Common Stock Purchase Agreement, dated as of September
               28, 1997, by and between the Company and the investors listed therein, incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3, filed on October
               31, 1997 (File No. 333-39171).

10.11 Lease dated as of February 27, 1998, by and between the Company and SimFirst, L.P., Limited Partnership, incorporated by reference to Exhibit 10.35 of the Company's Form 10-Q for the period ended March 31, 1998.

10.12          The Company's 1998 Employee Stock Purchase Plan (the "Purchase
               Plan"), incorporated by reference to Exhibit 99.1 of the Company's Form S-8 (File No. 333-59163).

10.13*+ Research Collaboration Agreement, dated as of October 29, 1998, by and between the Company and E.I. Dupont de Nemours and Co.

10.14* Master Loan and Security Agreement, dated as of October 26, 1998, by and between the Company and Transamerica Business Credit
               Corporation.

10.15* Promissory Note No. 7, dated as of September 29, 2000, issued by the Company to Transamerica Business Credit Corporation.

10.16*+ Collaboration Agreement, dated as of September 30, 1999, by and between the Company and Hoechst Schering AgrEvo GmbH.

10.17** Employment Agreement dated as of October 18, 1999, by and between the Company and Norman John Wilkie Russell, Ph.D., incorporated by reference to Exhibit 10.13 of the Company's Form 10-Q for the period ended September 30, 1999.

10.18*+ Collaboration Agreement, dated as of October 1, 2000, by and between the Company and Takara Shuzo Co., Ltd.

10.19 Securities Purchase Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.1 of the Company's
               Current Report on Form 8-K, filed on June 4, 2001.

10.20 Registration Rights Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.2 of the Company's
               Current Report on Form 8-K, filed on June 4, 2001.

10.21 Form of Warrant issued by the Company in favor of each investor thereto, incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, filed on June 4,
               2001.

10.22+ Joint Venture Agreement, dated as of June 29, 2001, by and between the Company and BASF Aktiengesellschaft, incorporated by reference to Exhibit 10.18 of the Company's Form 10-Q for the period ended June 30, 2001.

10.23+ Technology License Agreement, dated as of June 1, 2001, by and between the Company and BASF-LYNX Bioscience AG, incorporated by reference to Exhibit 10.19 of the Company's Form 10-Q for the period ended June 30, 2001.

21.1           Subsidiary of the Company.

23.1*          Consent of Ernst & Young LLP, Independent Auditors.

24.1           Power of Attorney. Reference is made to the signature page.

------------

*       Being filed herewith; all other exhibits previously filed.

**      Management contract or compensatory plan or arrangement.

(+) Portions of this agreement have been deleted pursuant to our request for confidential treatment.

        (b) REPORTS ON FORM 8-K

               Not applicable.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of August 2001.

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


           SIGNATURE                                         TITLE                            DATE
           ---------                                         -----                            ----
   /s/   NORMAN J.W. RUSSELL                President, Chief Executive Officer and      August 24, 2001
-------------------------------             Director (Principal Executive Officer)
     Norman J.W. Russell

               *                                    Chairman of the Board               August 24, 2001
-------------------------------
       Craig C. Taylor

     /s/   EDWARD C. ALBINI                 Chief Financial Officer and Secretary       August 24, 2001
-------------------------------         (Principal Financial and Accounting Officer)
       Edward C. Albini

               *                                        Director                        August 24, 2001
-------------------------------
    William K. Bowes, Jr.

   /s/ SYDNEY BRENNER                                   Director                        August 24, 2001
-------------------------------
       Sydney Brenner

               *                                        Director                        August 24, 2001
-------------------------------
       James C. Kitch

     /s/ LEROY HOOD                                     Director                        August 24, 2001
-------------------------------
        Leroy Hood

               *                                        Director                        August 24, 2001
-------------------------------
     David C. U'Prichard

* By: /s/ EDWARD C. ALBINI
     --------------------------
          Edward C. Albini
          ATTORNEY-IN-FACT

                                  EXHIBIT INDEX


EXHIBIT
 NUMBER                        DESCRIPTION OF DOCUMENT
-------                        -----------------------
2.1+           Acquisition Agreement, dated as of February 4, 1998, by and between the Company and Inex Pharmaceuticals Corporation,
               incorporated by reference to the indicated exhibit of the
               Company's Current Report on Form 8-K filed on March 24, 1998.

3.1 Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company's Form 10-Q for the period ended June 30, 2000.

3.2 Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Company's Form 10-Q for the period ended June 30, 2000.

4.1            Form of Common Stock Certificate, incorporated by reference to
               Exhibit 4.2 of the Company's Statement Form 10 (File No.
               0-22570), as amended.

10.1 Form of Indemnity Agreement entered into between the Company and its directors and officers, incorporated by reference to Exhibit
               10.7 of the Company's Statement Form 10 (File No. 0-22570), as amended.

10.2** The Company's 1992 Stock Option Plan (the "Stock Option Plan"), incorporated by reference to Exhibit 10.8 of the Company's
               Statement Form 10 (File No. 0-22570), as amended.

10.3** Form of Incentive Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.9 of the Company's
               Statement Form 10 (File No. 0-22570), as amended.

10.4**         Form of Nonstatutory Stock Option Grant under the Stock Option
               Plan, incorporated by reference to Exhibit 10.10 of the Company's
               Statement Form 10 (File No. 0-22570), as amended.

10.5           Agreement of Assignment and License of Intellectual Property
               Rights, dated June 30, 1992, by and between the Company and ABI, incorporated by reference to Exhibit 10.11 of the Company's
               Statement Form 10 (File No. 0-22570), as amended.

10.6           Amended and Restated Investor Rights Agreement, dated as of
               November 1, 1995, incorporated by reference to Exhibit 10.30 of the Company's Form 10-K for the period ended December 31, 1995.

10.7+          Technology Development and Services Agreement, dated as of
               October 2, 1995, by and among the Company, Hoechst
               Aktiengesellschaft and its subsidiary, Hoechst Marion Roussel,
               Inc., incorporated by reference to Exhibit 10.28 of the Company's
               Form 10-K for the period ended December 31, 1995.

10.7.1+ Amended and Restated First Amendment to Technology Development and Services Agreement, dated as of May 1, 1998, by and between the Company and Hoechst Marion Roussel, Inc., incorporated by reference to Exhibit 10.36 of the Company's Form 10-Q for the period ended June 30, 1998.

10.7.2*+       Second Amendment to Technology Development and Services
               Agreement, dated March 1, 1999, by and among the Company, Hoechst
               Marion Roussel, Inc. and its affiliate Hoechst Schering AgrEvo
               GmbH.

10.7.3*+ Third Amendment to Technology Development and Services Agreement, dated December 20, 1999, by and among the Company, Aventis
               Pharmaceutical Inc. and its affiliate Aventis CropScience GmbH.

10.8** Stock Purchase Agreement, dated as of June 13, 1996, by and between Spectragen, Inc. and Sam Eletr. The Stock Purchase
               Agreement was assumed by the Company pursuant to the Agreement of Merger between the Company and Spectragen, Inc., incorporated by reference to Exhibit 10.25 of the Company's Form 10-K for the period ended December 31, 1996.

10.9** Stock Purchase Agreement dated as of April 14, 1997, by and between the Company and Edward C. Albini, incorporated by reference to Exhibit 10.32 of the Company's Form 10-K for the period ended December 31, 1997.

10.10          Form of Common Stock Purchase Agreement, dated as of September
               28, 1997, by and between the Company and the investors listed therein, incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3, filed on October
               31, 1997 (File No. 333-39171).

10.11 Lease dated as of February 27, 1998, by and between the Company and SimFirst, L.P., Limited Partnership, incorporated by reference to Exhibit 10.35 of the Company's Form 10-Q for the period ended March 31, 1998.

10.12          The Company's 1998 Employee Stock Purchase Plan (the "Purchase
               Plan"), incorporated by reference to Exhibit 99.1 of the Company's Form S-8 (File No. 333-59163).

10.13*+ Research Collaboration Agreement, dated as of October 29, 1998, by and between the Company and E.I. Dupont de Nemours and Co.

10.14* Master Loan and Security Agreement, dated as of October 26, 1998, by and between the Company and Transamerica Business Credit
               Corporation.

10.15* Promissory Note No. 7, dated as of September 29, 2000, issued by the Company to Transamerica Business Credit Corporation.

10.16*+ Collaboration Agreement, dated as of September 30, 1999, by and between the Company and Hoechst Schering AgrEvo GmbH.

10.17**        Employment Agreement dated as of October 18, 1999, between the
               Company and Norman John Wilkie Russell, Ph.D., incorporated by reference to Exhibit 10.13 of the Company's Form 10-Q for the period ended September

10.18*+ Collaboration Agreement, dated as of October 1, 2000, by and between the Company and Takara Shuzo Co., Ltd.

10.19 Securities Purchase Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on June 4, 2001.

10.20 Registration Rights Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on June 4, 2001.

10.21 Form of Warrant issued by the Company in favor of each investor thereto, incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, filed on June 4, 2001.

10.22+ Joint Venture Agreement, dated as of June 29, 2001, by and between the Company and BASF Aktiengesellschaft, incorporated by reference to Exhibit 10.18 of the Company's Form 10-Q for the period ended June 30, 2001.

10.23+ Technology License Agreement, dated as of June 1, 2001, by and between the Company and BASF-LYNX Bioscience AG, incorporated by reference to Exhibit 10.19 of the Company's Form 10-Q for the period ended June 30, 2001.

EXHIBIT
 NUMBER                        DESCRIPTION OF DOCUMENT
-------                        -----------------------
               30, 1999.

21.1           Subsidiary of the Company.

23.1*          Consent of Ernst & Young LLP, Independent Auditors.

24.1           Power of Attorney. Reference is made to the signature page.


------------

*       Being filed herewith; all other exhibits previously filed.

**      Management contract or compensatory plan or arrangement.

+ Portions of this agreement have been deleted pursuant to our request for confidential treatment.