Form 10-K405/A
period 2000-12-31
LYNX THERAPEUTICS INC
filed 2001-09-21
CIK 913275

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                               AMENDMENT NO. 2 TO
                                   FORM 10-K

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

================================================================================

                                EXPLANATORY NOTE

     Lynx Therapeutics, Inc. is filing this Amendment No. 2 to Form 10-K to amend and restate certain portions of its Annual Report on Form 10-K, as amended. Each of the following sections of the Annual Report is amended and restated in its entirety, and is current as of September 21, 2001:

     -  Item 1: Business -- Collaborations, Customers and Licensees;

     - Item 8: Financial Statements, Notes to Consolidated Financial Statements -- Note 3. Collaborators, Customers and Licensees; and

     -  Item 14: Exhibits, Financial Statement Schedule and Reports on Form 8-K.

     Lynx previously filed Amendment No. 1 to Form 10-K to amend and restate certain portions of its Annual Report. Each of the following sections of the Annual Report was amended and restated in its entirety, and is current as of August 24, 2001:

     -  Item 1: Business -- Business Risks;

     - Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources; and

     - Item 8: Financial Statements, Notes to Consolidated Financial Statements -- Note 12. Subsequent Events (Unaudited).

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

  BASF

        In October 1996, as amended in October 1998, Lynx entered into an agreement with BASF to provide them with nonexclusive access to certain of our genomics discovery services. In connection with certain technology development accomplishments, BASF paid us a technology access fee of $4.5 million in the fourth quarter of 1999. BASF's access to Lynx's genomics discovery services is for a minimum of two years and requires BASF to purchase services at a minimum rate of $4.0 million per year. At the end of the initial two-year service period, BASF has the right to carryover for an additional two-year period a certain level of previously unrequested genomics discovery services. BASF paid us $4.0 million in each of the fourth quarters of 1999 and 2000 for genomics discovery services to be performed by us. To date, Lynx has received from BASF aggregate payments of $19 million under the agreement. Lynx could receive additional payments from BASF over the remaining term of the agreement from Lynx's performance of genomics discovery services in excess of those covered by the payments previously made by BASF.

  DuPont

        In October 1998, Lynx entered into a research collaboration agreement with DuPont to apply our technologies on an exclusive basis to the study of certain crops and their protection. Under the terms of the agreement, the Company could receive payments over a five-year period for genomics discovery services, the achievement of specific technology milestones and the delivery of genomic maps of specified crops. An initial payment of $10 million for technology access was received at the execution of the agreement, with additional minimum service fees of $12 million to be received by us over a three-year period that commenced in January 1999. At the end of three years from the effective date of the agreement, DuPont can terminate the agreement either with no further payment obligations to Lynx other than those accrued, or if DuPont chooses to maintain exclusivity with respect to certain crops, with payments for the remaining two years of the agreement. In the fourth quarter of 1999, Lynx achieved a technology milestone under the agreement that resulted in a $5 million payment from DuPont. To date, Lynx has received from DuPont aggregate payments of $26 million under the agreement. Lynx could receive additional payments from DuPont which could total approximately $35 million over the remaining term of the agreement. Lynx's receipt of these payments is contingent on Lynx's continuing performance of genomics discovery services, the achievement of specific technology milestones by Lynx and the delivery of genomic maps of specified crops by Lynx.

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

        To date, Lynx has received from Aventis CropScience aggregate payments of $8 million under the above agreements. Lynx could receive additional payments from Aventis CropScience which could total approximately $20 million over the remaining term of the agreements. Lynx's receipt of these payments is contingent on Lynx's continuing performance of genomics discovery services, the delivery of genomic maps of certain plants and milestone payments and licensing fees related to the discovery of trait-associated SNPs for the subject plants.

  Takara

        In November 2000, Lynx entered into a technology licensing agreement with Takara Shuzo Co. Ltd. of Japan. The license provides Takara with the right in Japan, Korea and China, including Taiwan, to use our proprietary Megaclone, Megasort and MPSS technologies exclusively for at least five years, and non-exclusively thereafter, to provide genomics discovery services and to manufacture and sell microarrays containing content identified by our technologies. Takara also receives a non-exclusive license right to manufacture and sell such microarrays elsewhere throughout the world. At the end of three years from the effective date of the agreement, Takara can terminate the agreement with no further payment obligations to Lynx other than those accrued prior to the termination. Under the terms of the agreement, Lynx will receive from Takara payments for technology access fees, royalties on sales of microarrays and revenues from genomics discovery services, the sale to Takara of proprietary reagents used in applying our technologies and purchases of Lynx common stock. In the event of improvements made by Takara that increase the efficiency of the Lynx technologies by a defined amount, Lynx and Takara have agreed to negotiate in good faith a limited reduction to the royalty rate applicable to the above royalties.

        To date, Lynx has received from Takara aggregate payments of $5.3 million under the agreement. Lynx could receive additional payments from Takara of approximately $10 million over the remaining term of the agreement from technology access fees and purchases of Lynx common stock. Also, Lynx may receive payments from Takara for royalties on sales of microarrays and revenues from genomics discovery services and the sale to Takara of proprietary reagents used in applying Lynx's technologies.

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

       To date, Lynx has received from BASF-LYNX net aggregate payments of $4.8 million under all related agreements. Lynx may receive additional payments from BASF-LYNX over the remaining terms of the agreements from the sale to BASF-LYNX of proprietary reagents and additional MPSS(TM) technology instruments for use in BASF-LYNX's research programs.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following information is dated as of March 30, 2001, the initial filing dated of this Annual Report, except for "Liquidity and Capital Resources," which has been amended and restated as of the date of the Amendment No. 1 to Form 10-K/A filing. Investors are directed to our review our additional SEC reports and filings, including our Quarterly Reports on Form 10-Q, for additional information.

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

        BASF

        In October 1996, as amended in October 1998, the Company entered into an agreement with BASF to provide them with nonexclusive access to certain of its genomics discovery services. In connection with certain technology development accomplishments, BASF paid Lynx a technology access fee of $4.5 million in the fourth quarter of 1999. BASF's access to Lynx's genomics discovery services is for a minimum of two years and requires BASF to purchase services at a minimum rate of $4.0 million per year. At the end of the initial two-year service period, BASF has the right to carryover for an additional two-year period a certain level of previously unrequested genomics discovery services. BASF paid Lynx $4.0 million in each of the fourth quarters of 1999 and 2000 for genomics discovery services to be performed by Lynx. To date, Lynx has received from BASF aggregate payments of $19 million under the agreement. Lynx could receive additional payments from BASF over the remaining term of the agreement from Lynx's performance of genomics discovery services in excess of those covered by the payments previously made by BASF.

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

        To date, Lynx has received from DuPont aggregate payments of $26 million under the agreement. Lynx could receive additional payments from DuPont which could total approximately $35 million over the remaining term of the agreement. Lynx's receipt of these payments is contingent on Lynx's continuing performance of genomics discovery services, the achievement of specific technology milestone by Lynx and the delivery of genomic maps of specified crops by Lynx.

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

        To date, Lynx has received from Aventis CropScience aggregate payments of $8 million under the above agreements. Lynx could receive additional payments from Aventis CropScience which could total approximately $20 million over the remaining term of the agreements. Lynx's receipt of these payments is contingent on Lynx's continuing performance of genomics discovery services, the delivery of genomic maps of certain plants and milestone payments and licensing fees related to the discovery of trait-associated SNPs for the subject plants.

                             LYNX THERAPEUTICS, INC.

        Takara

        In November 2000, Lynx entered into a technology licensing agreement with Takara Shuzo Co. Ltd. of Japan. The license provides Takara with the right in Japan, Korea and China, including Taiwan, to use Lynx's proprietary Megaclone, Megasort and MPSS technologies exclusively for at least five years, and non-exclusively thereafter, to provide genomics discovery services and to manufacture and sell microarrays containing content identified by Lynx's technologies. Takara also receives from Lynx a non-exclusive license right to manufacture and sell such microarrays elsewhere throughout the world. At the end of three years from the effective date of the agreement, Takara can terminate the agreement with no further payment obligation to Lynx other than those accrued prior to the termination. Under the terms of the agreement, Lynx will receive from Takara payments for technology access fees, royalties on sales of microarrays and revenues from genomics discovery services, the sale to Takara of proprietary reagents used in applying Lynx's technologies and purchases of Lynx common stock. In the event of improvements made by Takara that increase the efficiency of the Lynx technologies by a defined amount, Lynx and Takara have agreed to negotiate in good faith a limited reduction to the royalty rate applicable to the above royalties.

        To date, Lynx has received from Takara aggregate payments of $5.3 million under the agreement. Lynx could receive additional payments from Takara of approximately $10 million over the remaining term of the agreement from technology access fees and purchases of Lynx common stock. Also, Lynx may receive payments from Takara for royalties on sales of microarrays and revenues from genomics discovery services and the sale to Takara of proprietary reagents used in applying Lynx's technologies.

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

        To date, Lynx has received from BASF-LYNX net aggregate payments of $4.8 million under all related agreements. Lynx may receive additional payments from BASF-LYNX over the remaining terms of the agreements from the sale to BASF-LYNX of proprietary reagents and additional MPSS(TM) technology instruments for use in BASF-LYNX's research programs.

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

10.7.3+ Third Amendment to Technology Development and Services Agreement, dated December 20, 1999, by and among the Company, Aventis
               Pharmaceutical Inc. and its affiliate Aventis CropScience GmbH.

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

10.13+ Research Collaboration Agreement, dated as of October 29, 1998, by and between the Company and E.I. Dupont de Nemours and Co.

10.14 Master Loan and Security Agreement, dated as of October 26, 1998, by and between the Company and Transamerica Business Credit
               Corporation.

10.15 Promissory Note No. 7, dated as of September 29, 2000, issued by the Company to Transamerica Business Credit Corporation.

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

        (b) REPORTS ON FORM 8-K

               Not applicable.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of September 2001.

                                    LYNX THERAPEUTICS, INC.

                                    By:     /s/ NORMAN J.W. RUSSELL, PH.D.
                                       --------------------------------------
                                              Norman J.W. Russell, Ph.D.
                                        President and Chief Executive Officer

                                POWER OF ATTORNEY

        Pursuant to the requirements of the Securities Exchange Act of 1934, the amendment to this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           SIGNATURE                                         TITLE                            DATE
           ---------                                         -----                            ----
   /s/   NORMAN J.W. RUSSELL                President, Chief Executive Officer and      September 20, 2001
-------------------------------             Director (Principal Executive Officer)
     Norman J.W. Russell

               *                                    Chairman of the Board               September 20, 2001
-------------------------------
       Craig C. Taylor

     /s/   EDWARD C. ALBINI                 Chief Financial Officer and Secretary       September 20, 2001
-------------------------------         (Principal Financial and Accounting Officer)
       Edward C. Albini

               *                                        Director                        September 20, 2001
-------------------------------
    William K. Bowes, Jr.

                                                        Director                        September   , 2001
-------------------------------
       Sydney Brenner

               *                                        Director                        September 20, 2001
-------------------------------
       James C. Kitch

                                                       Director                        September   , 2001
-------------------------------
        Leroy Hood

               *                                        Director                        September 20, 2001
-------------------------------
     David C. U'Prichard

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

10.7.3+ Third Amendment to Technology Development and Services Agreement, dated December 20, 1999, by and among the Company, Aventis
               Pharmaceutical Inc. and its affiliate Aventis CropScience GmbH.

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

10.13+ Research Collaboration Agreement, dated as of October 29, 1998, by and between the Company and E.I. Dupont de Nemours and Co.

10.14 Master Loan and Security Agreement, dated as of October 26, 1998, by and between the Company and Transamerica Business Credit
               Corporation.

10.15 Promissory Note No. 7, dated as of September 29, 2000, issued by the Company to Transamerica Business Credit Corporation.

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