Form 10-Q
period 2001-09-30
LYNX THERAPEUTICS INC
filed 2001-11-13
CIK 913275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________ TO ________.


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


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock outstanding as of November 1, 2001 was 13,769,477.

                             LYNX THERAPEUTICS, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                                  PAGE
                                                                                  ----
PART I    FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets - September 30, 2001
          and December 31, 2001 and 2000..........................................   3

          Condensed Consolidated Statements of Operations - three and nine months
          ended September 30, 2001 and 2000.......................................   4

          Condensed Consolidated Statements of Cash Flows - nine months
          ended September 30, 2001 and 2000.......................................   5

          Notes to Condensed Consolidated Financial Statements....................   6

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations ..........................   9

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk .............  18


PART II   OTHER INFORMATION

ITEM 1.   Legal Proceedings.......................................................  19

ITEM 2.   Changes in Securities and Use of Proceeds...............................  19

ITEM 3.   Defaults Upon Senior Securities.........................................  19

ITEM 4.   Submission of Matters to a Vote of Security Holders.....................  19

ITEM 5.   Other Information.......................................................  19

ITEM 6.   Exhibits and Reports on Form 8-K........................................  19

SIGNATURES .......................................................................  20

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             LYNX THERAPEUTICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                   2001             2000*
                                                               -------------     ------------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                      $  6,771         $  7,875
  Short-term investments                                            4,179           10,923
  Accounts receivable                                                 878            1,539
  Other current assets                                              2,654            2,270
                                                                 --------         --------
Total current assets                                               14,482           22,607

Property and equipment:
  Leasehold improvements                                           12,173           11,718
  Laboratory and other equipment                                   18,728           13,364
                                                                 --------         --------
                                                                   30,901           25,082
  Less accumulated depreciation and amortization                  (13,054)          (9,263)
                                                                 --------         --------
Net property and equipment                                         17,847           15,819

Other non-current assets                                            5,036              789
                                                                 --------         --------
                                                                 $ 37,365         $ 39,215
                                                                 ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $    688         $  1,640
  Accrued compensation                                                618              614
  Deferred revenues - current portion                               5,426            7,219
  Notes payable - current portion                                   1,420            1,319
  Other accrued liabilities                                           564              928
                                                                 --------         --------
Total current liabilities                                           8,716           11,720

Deferred revenues                                                  18,968           17,467
Notes payable                                                       2,047            3,077
Other non-current liabilities                                         829              729

Stockholders' equity:
  Common stock                                                     88,085           75,851
  Notes receivable from stockholders                                 (250)            (263)
  Deferred compensation                                              (898)          (1,557)
  Accumulated other comprehensive income (loss)                       483           (1,157)
  Accumulated deficit                                             (80,615)         (66,652)
                                                                 --------         --------
Total stockholders' equity                                          6,805            6,222
                                                                 --------         --------
                                                                 $ 37,365         $ 39,215
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

                             LYNX THERAPEUTICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                    -----------------------       -----------------------
                                                      2001           2000           2001           2000
                                                    --------       --------       --------       --------
Revenues:
  Technology access and service fees and other      $  5,764       $  3,425       $ 13,516       $  9,275

Operating costs and expenses:
  Cost of service fees revenues and other              1,137          1,166          2,910          2,564
  Research and development                             6,670          5,868         18,492         14,634
  General and administrative                           1,630          1,568          5,639          4,593
                                                    --------       --------       --------       --------
Total operating costs and expenses                     9,437          8,602         27,041         21,791
                                                    --------       --------       --------       --------

Loss from operations                                  (3,673)        (5,177)       (13,525)       (12,516)

Interest income, net                                     (17)           202             (1)           797
Other income (loss), net                                 100              9           (338)         3,225
                                                    --------       --------       --------       --------
Loss before provision for income taxes                (3,590)        (4,966)       (13,864)        (8,494)

Provision for income taxes                               100           --              100            119
                                                    --------       --------       --------       --------
Net loss                                            $ (3,690)      $ (4,966)      $(13,964)      $ (8,613)
                                                    ========       ========       ========       ========

Basic and diluted net loss per share                $  (0.27)      $  (0.44)      $  (1.12)      $  (0.76)
                                                    ========       ========       ========       ========

Shares used in per share computation                  13,449         11,399         12,441         11,315
                                                    ========       ========       ========       ========


                             See accompanying notes.

                             LYNX THERAPEUTICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                        -----------------------
                                                                          2001           2000
                                                                        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                $(13,964)      $ (8,613)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                          3,791          2,589
    Amortization of deferred compensation                                    659            691
    Gain on sale of antisense program                                       (566)        (3,119)
    Loss on writedown of equity investment                                 1,605             --
    Changes in operating assets and liabilities:
        Accounts receivable                                                  661            (86)
        Other current assets                                                (384)          (326)
        Accounts payable                                                    (950)         1,030
        Accrued liabilities                                                 (360)          (108)
        Deferred revenues                                                   (292)        (4,164)
        Other non-current liabilities                                        100            225
                                                                        --------       --------
Net cash used in operating activities                                     (9,700)       (11,881)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments                                       (3,807)       (10,081)
Maturities of short-term investments                                      11,152         12,354
Leasehold improvements and equipment purchases, net of retirements        (5,819)        (4,986)
Notes receivable from officers and employees                                 124             54
Other non-current assets                                                  (4,360)            --
                                                                        --------       --------
Net cash provided by (used in) investing activities                       (2,710)        (2,660)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of equipment loan                                                    --            922
Repayment of equipment loan                                                 (929)          (728)
Issuance of common stock                                                  12,235          1,065
                                                                        --------       --------
Net cash provided by financing activities                                 11,306          1,259
                                                                        --------       --------

Net increase (decrease) in cash and cash equivalents                      (1,104)       (13,281)
Cash and cash equivalents at beginning of period                           7,875         18,050
                                                                        --------       --------
Cash and cash equivalents at end of period                              $  6,771       $  4,769
                                                                        ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid                                                       $     --       $    137
                                                                        ========       ========
Interest paid                                                           $    335       $    108
                                                                        ========       ========


                             See accompanying notes.

                             LYNX THERAPEUTICS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

1.      NATURE OF BUSINESS

        We believe that Lynx Therapeutics, Inc. ("Lynx" or the "Company") is a leader in the development and application of novel technologies for the discovery of gene expression patterns and genomic variations important to the pharmaceutical, biotechnology and agricultural industries. Gene expression patterns refer to the number of genes and the extent those genes are expressed in a cell or tissue, and they represent a way to move beyond DNA sequence data to understand the function of genes, the proteins that they encode and the role they play in health and disease. Genomic variations refer to the differences in the genetic sequences in the genomes of different organisms. Lynx's technologies are based on Megaclone(TM), Lynx's unique and proprietary cloning procedure, which transforms a sample containing millions of DNA molecules into one made up of millions of micro-beads, which are microscopic beads of latex, each of which carries approximately 100,000 copies of one of the DNA molecules in the sample. Megaclone(TM) technology is the foundation for Lynx's analytical applications, including: Massively Parallel Signature Sequencing, or MPSS(TM), technology, which provides gene sequence information and high-resolution gene expression data; Megasort(TM) technology, which provides differentially expressed gene sets; and Megatype(TM) technology, which is expected to provide single nucleotide polymorphism, or SNP, disease- or trait-association information. Lynx is also developing a proteomics technology, Protein ProFiler(TM), which aims to provide high-resolution analysis of complex mixtures of proteins from cells or tissues.

        Currently, Lynx's commercial collaborators and customers are BASF AG, E.I. DuPont de Nemours and Company, Aventis CropScience GmbH, Oxagen Limited, Hybrigenics S.A., Genomics Collaborative Inc., Molecular Engines Laboratories S.A., the Institute of Molecular and Cell Biology, Phytera, Inc., Celera Genomics, AstraZeneca, UroGene S.A., GenoMar ASA and AniGenics, Inc. Additionally, Lynx has provided a license for the use of certain of its technologies to Takara Shuzo Co., Ltd. and Axaron Bioscience AG, formerly BASF-LYNX Bioscience AG.


2.      BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC"). Certain prior year amounts have been reclassified to conform to current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results for the full year.

        The unaudited condensed consolidated financial statements include all accounts of the Company and its wholly-owned subsidiary, Lynx Therapeutics GmbH, formed under the laws of the Federal Republic of Germany. All significant intercompany balances and transactions have been eliminated.

        These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company's year ended December 31, 2000, included in its annual report on Form 10-K, as amended, filed with the SEC.

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

NET LOSS PER SHARE

         Basic Earnings Per Share ("EPS") is computed by dividing income or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period, net of certain common shares outstanding that are subject to continued vesting and the Company's right of repurchase. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company, to the extent such securities are dilutive. Basic and diluted net loss per share are equivalent for all periods presented herein due to the Company's net loss in all periods. At September 30, 2001, options to purchase approximately 2,784,000 shares of common stock at a weighted-average price of $12.86 per share and warrants to purchase 436,808 shares of common stock at an exercise price of $9.2011 per share have been excluded from the calculation of diluted loss per share for 2001 because the effect of inclusion would be antidilutive. The options will be included in the calculation at such time as the effect is no longer antidilutive, as calculated using the treasury stock method. At September 30, 2001, approximately 6,000 common shares, which are outstanding but are subject to the Company's right of repurchase which expires ratably over five years, have been excluded from the calculation of basic loss per share. The repurchasable shares will be included in the calculation of diluted EPS at such time as the Company's right of repurchase lapses.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for the year ending December 31, 2001. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Lynx believes the adoption of SFAS 133 on January 1, 2001 had no material effect on the Company's financial statements, since the Company currently does not invest in derivative instruments or engage in hedging activities.

        In July 2001, the FASB issued Statement of Accounting Standard No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 establishes new standards for accounting and reporting for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Lynx expects to adopt this statement during the first quarter of fiscal 2002 and does not believe that SFAS 141 will have a material effect on its operating results or financial position.

        In July 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which supercedes APB Opinion No. 17, "Intangible Assets." SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. Lynx expects to adopt this statement during the first quarter of fiscal 2002 and does not believe that SFAS 142 will have a material effect on its operating results or financial position.

        In August 2001, the FASB issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Lynx expects to adopt this statement during the first quarter of fiscal 2002 and does not believe that SFAS 143 will have a material effect on its operating results or financial position.

        In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 144 establishes a single accounting model for long-lived assets to be disposed of and is applicable to financial statements issued for fiscal years beginning after December 15, 2001 (January 2002 for calendar year-end companies) with transition provisions for certain matters. Lynx expects to adopt this statement during the first quarter of fiscal 2002 and does not believe that SFAS 144 will have a material effect on its operating results or financial position.

COMPREHENSIVE INCOME (LOSS)

The following are the components of comprehensive income (loss): (in thousands)

                                                                 Three Months Ended
                                                                   September 30,
                                                                --------------------
                                                                  2001        2000
                                                                -------      -------
Net loss                                                        $(3,690)     $(4,966)
Net unrealized gain (loss) on available-for-sale securities        (570)       1,015
                                                                -------      -------
Comprehensive loss                                              $(4,260)     $(3,951)
                                                                =======      =======

                                                                  Nine Months Ended
                                                                    September 30,
                                                                ----------------------
                                                                  2001          2000
                                                                --------      --------
Net loss                                                        $(13,964)     $ (8,613)
Net unrealized loss on available-for-sale securities              (1,640)         (332)
                                                                --------      --------
Comprehensive loss                                              $(12,326)     $ (8,945)
                                                                ========      ========

The components of accumulated other comprehensive income (loss) relate entirely to unrealized gains (losses) on available-for-sale securities and are $ 483,000 at September 30, 2001 and $(1.2) million at December 31, 2000.

4.      SUBSEQUENT EVENT

        In connection with the Collaboration Agreement, dated as of October 1, 2000, between Takara Shuzo Co., Ltd. ("Takara") and the Company, on October 1, 2001, the Company issued and sold 320,512 shares of common stock, at a purchase price of $3.12 per share, to Takara in a private placement pursuant to the terms and conditions of a Common Stock Purchase Agreement, dated as of October 1, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion and analysis should be read in conjunction with the Company's financial statements and accompanying notes included in this report and the Company's 2000 audited financial statements and notes thereto included in its 2000 Annual Report on Form 10-K, as amended. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of results that may occur in future periods.

        Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. When used herein, the words "believe," "anticipate," "expect," "estimate" and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. Lynx's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in Lynx's 2000 Annual Report on Form 10-K, as amended, as filed with the SEC. Lynx undertakes no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

RESULTS OF OPERATIONS

REVENUES

        Revenues for the quarter and nine-month period ended September 30, 2001, were $5.8 million and $13.5 million, respectively, and for the corresponding quarter and nine-month period of 2000, were $3.4 million and $9.3 million, respectively. These revenues consist primarily of technology access and service fees from Lynx's customers, collaborators and licensees.

OPERATING COSTS AND EXPENSES

        Total operating costs and expenses were $9.4 million for the quarter ended September 30, 2001, compared to $8.6 million in the corresponding period in the previous year. For the nine-month period ended September 30, 2001, operating costs and expenses were $27.0 million, compared to $21.8 million in the corresponding period in 2000.

        For the quarter and nine-month period ended September 30, 2001, cost of service fees were $1.1 million and $2.9 million, respectively, as compared to $1.2 million and $2.6 million, respectively, for the corresponding quarter and nine-month period of 2000. These amounts reflect the costs of providing our genomics discovery services.

        Research and development expenses were $6.7 million for the quarter ended September 30, 2001, compared to $5.9 million in the corresponding period in 2000. For the nine-month period ended September 30, 2001, research and development expenses were $18.5 million, compared to $14.6 million in the corresponding period in 2000. The increase in research and development expenses in the quarter and nine-month period ended September 30, 2001 over the corresponding periods in 2000 was due primarily to higher personnel- and facilities-related expenses and an increase in materials consumed in research and development efforts, including the continuing development of the Megatype(TM) and Protein ProFiler(TM) technologies and Lynx's internal discovery projects. Lynx expects research and development expenses to increase due to planned spending for ongoing technology development and implementation, as well as new applications for our technologies.

        Lynx's research and development expenses of $18.5 million for the nine-month period ended September 30, 2001 are comprised of $5.8 million in research expenses, including costs related to internal discovery projects, and $12.7 million in development expenses, including those related to the continuing development of the Megatype(TM) and Protein ProFiler(TM) technologies.

        Megatype(TM) technology for DNA analysis is in the late stages of development. As of September 30, 2001, Lynx had provided commercial access to its Megatype(TM) technology to five customers. When fully developed, Lynx believes its Megatype(TM) technology will permit the comparison of collected genomes (all of the DNA coded genetic material in chromosomes) of two populations. Megatype(TM) technology is designed to enable the detection and recovery of DNA fragments with disease- or trait-associated single nucleotide polymorphisms, or SNPs, that distinguish these two populations. SNPs are single nucleotide variations in the genetic code that are believed to occur, on average, about every 1,000 bases along the three billion nucleotides in the human genome. Lynx believes its Megatype(TM) technology, when fully developed, will deliver information on the disease- or trait-association of SNPs, and should provide a cost-effective approach to pharmacogenetics, which is the identification and assessment of genes that are predictive of efficacy and toxicity of drug compounds or that may correlate drug responses to individual genotypes (the particular genetic pattern seen in the DNA of an individual). Lynx will continue its development efforts and expects to enter additional commercial relationships to provide access to its Megatype(TM) technology to customers and collaborators.

        Lynx's protein analysis or proteomics technology, Protein ProFiler(TM), is in the late stages of development. Proteomics is the study of the number of proteins and the extent to which they are expressed in cells or tissues. Lynx's Protein ProFiler(TM) technology aims to provide high-resolution analysis of complex mixtures of proteins from cells or tissues. Lynx believes its Protein ProFiler(TM) technology, when fully developed, will be used to discover drug targets, validate candidate targets and correlate gene expression with protein expression in cells. While advancing its development efforts, Lynx expects to enter an initial commercialization phase with its Protein ProFiler(TM) technology.

        General and administrative expenses were $1.6 million for the quarters ended September 30, 2001 and 2000. For the nine-month period ended September 30, 2001, general and administrative expenses increased to $5.6 million, compared to $4.6 million in the same period in 2000. Contributing factors to the increase in expenses between years include increased personnel-related expenses and higher outside service costs. Lynx expects general and administrative expenses to increase in support of its research and development, commercial and business development efforts.

INTEREST INCOME, NET

        Net interest expense was $17,000 and $1,000 for the quarter and nine-month period ended September 30, 2001, respectively, compared to net interest income of $202,000 and $797,000 for the same respective periods in 2000. The 2001 periods reflect a decrease in interest income due to lower average cash, cash equivalents and investment balances and lower investment rates.

OTHER INCOME (LOSS), NET

        Other income was $0.1 million in the quarter ended September 30, 2001, compared to other income of $9,000 in the 2000 period. The 2001 period amount primarily reflects a gain from the sale of shares of common stock from Lynx's equity investment in Inex Pharmaceuticals Corporation ("Inex"). For the nine-month period ended September 30, 2001, the other loss was $0.3 million, compared to other income of $3.2 million in the same period in 2000. The other loss for the nine-month period in 2001 was related primarily to a $1.6 million writedown for an other-than-temporary decline in the value of Lynx's equity investment in Inex, net of a $1.1 million gain recorded from the receipt of shares of common stock from Inex in the first quarter of 2001 as part of the proceeds related to the March 1998 sale of Lynx's former antisense program. The other income for the nine-month period in 2000 was primarily related to a $3.1 million gain recognized from the receipt of 400,000 shares of common stock of Inex pursuant to the terms of the March 1998 sale of Lynx's antisense program to Inex.

INCOME TAXES

        The provision for income taxes for the quarter and nine-month period ended September 30, 2001 consists entirely of foreign withholding tax on a payment received from one of our customers, collaborators and licensees. The provision for income taxes for the quarter and nine-month periods ended September 30, 2000 consists entirely of our estimated alternative minimum tax amounts.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities was $9.7 million for the nine-month period ended September 30, 2001, as compared to net cash used in operating activities of $11.9 million for the same period in 2000. This decrease in net cash used in operating activities was due primarily to the change in deferred revenue and the difference between the 2001 loss and the 2000 gain related to Lynx's investment in the common stock of Inex, partially offset by the higher net loss in the 2001 period. Net cash used in operating activities of $9.7 million for the nine-month period in 2001 differed from the net loss for the same period in 2000 primarily due to depreciation and amortization expense.

        Net cash used in investing activities of $2.7 million for the nine-month period ended September 30, 2001 related to expenditures for capital assets and an increase in other non-current assets, due primarily to Lynx's equity investment in Axaron Bioscience AG, formerly BASF-LYNX Bioscience AG ("BASF-LYNX"), offset partially by the net maturities of short-term investments. Net cash provided by financing activities of $11.3 million for the nine-month period ended September 30, 2001 related primarily to the issuance of common stock pursuant to a common stock purchase agreement between the Lynx and certain investors, partially offset by repayment of principal under an equipment loan arrangement. Cash, cash equivalents, short-term investments and marketable securities were $11.0 million at September 30, 2001.

        In May 2001, Lynx completed a private placement of common stock and warrants to purchase common stock. The financing included the sale of 1,747,248 newly issued shares of common stock at a purchase price of $6.37 per share, resulting in net proceeds of approximately $10.5 million, pursuant to a common stock purchase agreement between Lynx and certain investors. In connection with this transaction, Lynx issued warrants to purchase up to 436,808 shares of common stock at an exercise price of $9.2011 per share. Lynx filed with the Securities and Exchange Commission a resale registration statement related to the privately placed securities.

        Lynx expects to use the net proceeds from the financing to support ongoing commercial, business development and research and development activities. Lynx's research and development efforts will focus on the continuing development of the Megatype(TM) and Protein ProFiler(TM) technologies, as well as internal discovery projects.

        In late 1998, Lynx entered into a financing agreement with a financial institution, Transamerica Business Credit Corporation, under which Lynx drew down $4.8 million during 1999 for the purchase of equipment and certain other capital expenditures. Lynx granted the lender a security interest in all items financed by it under this agreement. Each draw down under the loan has a term of 48 months from the date of the draw down. As of September 30, 2001, the principal balance under loans outstanding under this agreement was approximately $3.5 million. The draw down period under the agreement expired on March 31, 2000.

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

        Lynx anticipates that its current cash and cash equivalents, short-term investments and funding to be received from customers, collaborators and licensees will enable Lynx to maintain its currently planned operations for at least the next 12 months. Changes to Lynx's current operating plan may require it to consume available capital resources significantly sooner than Lynx expects. If Lynx's capital resources are insufficient to meet its future capital requirements, Lynx will have to raise additional funds through arrangements with customers, collaborators and licensees and equity or debt offerings. Lynx does not know if it will be able to raise sufficient additional capital on acceptable terms, or at all.

ADDITIONAL BUSINESS RISKS

WE HAVE A HISTORY OF NET LOSSES. WE EXPECT TO CONTINUE TO INCUR NET LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

        We have incurred net losses each year since our inception in 1992, including net losses of approximately $4.3 million in 1998, $6.7 million in 1999 and $13.3 million in 2000. As of September 30, 2001, we had an accumulated deficit of approximately $80.6 million. We expect these losses to continue for at least the next several years. The size of these net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses. Our research and development expenditures and general and administrative costs have exceeded our revenues to date, and we expect research and development expenses to increase due to planned spending for ongoing technology development and implementation, as well as new applications. As a result, we will need to generate significant additional revenues to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain profitability.

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

WE WILL NEED ADDITIONAL FUNDS IN THE FUTURE, WHICH MAY NOT BE AVAILABLE TO US.

        We have invested significant capital in scientific and business development activities. Our future capital requirements will be substantial as we expand our operations, and will depend on many factors, including:

        o the progress and scope of our collaborative and independent research and development projects;

        o payments received under customer, collaborative and licensing agreements;

        o our ability to establish and maintain customer, collaborative and licensing arrangements;

        o the progress of the development and commercialization efforts under our collaborations and corporate agreements;

        o the costs associated with obtaining access to samples and related information; and

        o the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

        We anticipate that our current cash and cash equivalents, short-term investments and funding to be received from customers, collaborators and licensees will enable us to maintain our currently planned operations for at least the next 12 months. Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. We do not know if we will be able to raise sufficient additional capital on acceptable terms, or at all. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. If we are unable to obtain adequate funds on reasonable terms, we may have to curtail operations significantly or to obtain funds by entering into financing or collaborative agreements on unattractive terms.

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

        Substantially all of our revenues have been derived from corporate collaborations and agreements. Revenues from collaborations and related agreements depend upon continuation of the collaborations, the achievement of milestones and royalties derived from future products developed from our research and technologies. To date, we have received a significant portion of our revenues from a small number of customers, collaborators and licensees. For the nine months ended September 30, 2001, revenues from DuPont, BASF, Takara and the Institute of Molecular and Cell Biology accounted for 36%, 20%, 13% and 14%, respectively, of our total revenues. For the year ended December 31, 2000, revenues from DuPont, BASF and Aventis CropScience accounted for 51%, 29% and 11%, respectively, of our total revenues. For the year ended December 31, 1999, revenues from DuPont, Aventis CropScience and BASF accounted for 81%, 13% and 5%, respectively, of our total revenues. For the year ended December 31, 1998, revenues from Axaron Bioscience AG (formerly BASF-LYNX Bioscience AG), BASF and DuPont accounted for 61%, 33% and 5%, respectively, of our total revenues. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under such collaborative agreements. If our customers, collaborators or licensees do not renew existing agreements, we lose one of these customers, collaborators or licensees and we do not attract new customers, collaborators or licensees or we are unable to enter into new agreements on commercially acceptable terms, our revenues may decrease, and our activities may fail to lead to commercialized products.

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

        We face, and will continue to face, competition from pharmaceutical, biotechnology and agricultural companies, as well as academic research institutions, clinical reference laboratories and government agencies. Some of our competitors, such as Affymetrix, Inc., Celera Genomics Group, Incyte Genomics, Inc., Gene Logic, Inc., Genome Therapeutics Corporation and Hyseq, Inc., may be:

        o attempting to identify and patent randomly sequenced genes and gene fragments;

        o pursuing a gene identification, characterization and product development strategy based on positional cloning; which uses disease inheritance patterns to isolate the genes that are linked to the transmission of disease from one generation to the next; and

        o using a variety of different gene expression analysis methodologies, including the use of chip-based systems, to attempt to identify disease-related genes.

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

WE HAVE LIMITED EXPERIENCE IN SALES AND MARKETING AND THUS MAY BE UNABLE TO FURTHER COMMERCIALIZE OUR TECHNOLOGIES AND PRODUCTS.

        Our ability to achieve profitability depends on attracting customers, collaborators and licensees for our technologies and products. There are a limited number of pharmaceutical, biotechnology and agricultural companies that are potential customers, collaborators and licensees for our technologies and products. To market our technologies and products, we must develop a sales and marketing group with the appropriate technical expertise. We may not be able to build such a sales force. If our sales and marketing efforts are not successful, our technologies and products may fail to gain market acceptance.

OUR SALES CYCLE IS LENGTHY, AND WE MAY SPEND CONSIDERABLE RESOURCES ON UNSUCCESSFUL SALES EFFORTS OR MAY NOT BE ABLE TO ENTER INTO AGREEMENTS ON THE SCHEDULE WE ANTICIPATE.

        Our ability to obtain customers, collaborators and licensees for our technologies and products depends in significant part upon the perception that our technologies and products can help accelerate their drug discovery and genomics efforts. Our sales cycle is typically lengthy because we need to educate our potential customers, collaborators and licensees and sell the benefits of our products to a variety of constituencies within such companies. In addition, we may be required to negotiate agreements containing terms unique to each customer, collaborator or licensee. We may expend substantial funds and management effort with no assurance that we will successfully sell our technologies and products. Actual and proposed consolidations of pharmaceutical companies have negatively affected, and may in the future negatively affect, the timing and progress of our sales efforts.

WE MAY HAVE DIFFICULTY MANAGING OUR GROWTH.

        We expect to continue to experience significant growth in the number of our employees and the scope of our operations. This growth may place a significant strain on our management and operations. As our operations expand, we expect that we will need to manage additional relationships with various customers, collaborators and licensees, suppliers and other third parties. Our ability to manage our operations and growth effectively requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

THE LOSS OF KEY PERSONNEL OR THE INABILITY TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL COULD IMPAIR THE GROWTH OF OUR BUSINESS.

        We are highly dependent on the principal members of our management and scientific staff. The loss of any of these persons' services might adversely impact the achievement of our objectives and the continuation of existing customer, collaborator, or license arrangements. In addition, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. There is currently a shortage of skilled executives and employees with technical expertise, and this shortage is likely to continue. As a result, competition for skilled personnel is intense and turnover rates are high. Competition for experienced scientists from numerous companies, academic and other research institutions may limit our ability to attract and retain such personnel. We are dependent on our President and Chief Executive Officer, Norman J.W. Russell, Ph.D., the loss of whose services could have a material adverse effect on our business. Although we have executed an employment agreement with Dr. Russell, currently we do not maintain key person insurance for him or any other key personnel.

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

ETHICAL, LEGAL AND SOCIAL ISSUES MAY LIMIT THE PUBLIC ACCEPTANCE OF, AND DEMAND FOR, OUR TECHNOLOGIES AND PRODUCTS.

        Our customers, collaborators and licensees may seek to develop diagnostic products based on genes we discover. The prospect of broadly available gene-based diagnostic tests raises ethical, legal and social issues regarding the appropriate use of gene-based diagnostic testing and the resulting confidential information. It is possible that discrimination by third-party payors, based on the results of such testing, could lead to the increase of premiums by such payors to prohibitive levels, outright cancellation of insurance or unwillingness to provide coverage to individuals showing unfavorable gene expression profiles. Similarly, employers could discriminate against employees with gene expression profiles indicative of the potential for high disease-related costs and lost employment time. Finally, government authorities could, for social or other purposes, limit or prohibit the use of such tests under certain circumstances. These ethical, legal and social concerns about genetic testing and target identification may delay or prevent market acceptance of our technologies and products.

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

OUR STOCK PRICE MAY BE EXTREMELY VOLATILE.

        We believe that the market prices of our common stock will remain highly volatile and may fluctuate significantly due to a number of factors. The market prices for securities of many publicly-held, early-stage biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. For example, during the two-year period from September 30, 1999 to 2001, the closing sales price of our common stock as quoted on the Nasdaq National Market fluctuated from a low of $2.38 to a high of $96.875 per share. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The following factors and events may have a significant and adverse impact on the market price of our common stock:

        o    fluctuations in our operating results;

        o announcements of technological innovations or new commercial products by us or our competitors;

        o    release of reports by securities analysts;

        o    developments or disputes concerning patent or proprietary rights;

        o developments in our relationships with current or future customers, collaborators or licensees; and

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

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

             None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

             On October 1, 2001, we sold 320,512 newly issued shares of our common stock at a purchase price of $3.12 per share to Takara Shuzo Co., Ltd. in a private placement, for an aggregate purchase price of approximately $1 million. We issued the shares of common stock in connection with the Collaboration Agreement, dated as of October 1, 2000, with Takara and in reliance upon an exemption from the registration requirements of the Securities Act by virtue of
             Section 4(2) thereof and Regulation D promulgated thereunder.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None

ITEM 5.   OTHER INFORMATION

             None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

             a) Exhibits - The following documents are filed as Exhibits to this report:

             EXHIBIT NUMBER            DESCRIPTION
             --------------            -----------
                 10.22.2+     First Amendment to Joint Venture Agreement, by and
                              between the Company and BASF Aktiengesellschaft,
                              dated as of August 14, 2001.

                 10.24 Common Stock Purchase Agreement, by and between the Company and Takara Shuzo Co., Ltd., dated as of October 1, 2001.

(+) Portions of this agreement have been deleted pursuant to our request for confidential treatment.

             b) Reports on Form 8-K -- No reports on Form 8-K were filed during the three-month period ended September 30, 2001.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LYNX THERAPEUTICS, INC.


                                /s/  Norman J.W. Russell
                                ---------------------------------------------
                                By:    Norman J.W. Russell, Ph.D.
                                       President and Chief Executive Officer
                                Date:  November 13, 2001


                                /s/  Edward C. Albini
                                ---------------------------------------------
                                By:    Edward C. Albini
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)
                                Date:  November 13, 2001

\
                                INDEX TO EXHIBITS

Exhibit Number    Description
--------------    -----------
10.22.2+          First Amendment to Joint Venture Agreement, by and between the Company and BASF Aktiengesellschaft, dated as of
                  August 14, 2001.

10.24             Common Stock Purchase Agreement, by and between the
                  Company and Takara Shuzo Co., Ltd., dated as of October 1,
                  2001.

(+) Portions of this agreement have been deleted pursuant to our request for confidential treatment.