Form 10-K
period 2001-12-31
LYNX THERAPEUTICS INC
filed 2002-04-01
CIK 913275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22570

LYNX THERAPEUTICS, INC.
(Exact Name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3161073 (IRS Employer Identification No.)

25861 Industrial Blvd., Hayward, CA 94545
(Address of principal executive offices, including zip code)

(510) 670-9300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     The number of shares of common stock of the Registrant outstanding as of March 1, 2002, was 13,805,453. The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant, based upon the closing price of the Common Stock reported on the Nasdaq National Market on March 1, 2002, was $33,558,829.

LYNX THERAPEUTICS, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2001

PART I

Item 1. Business

     Except for the historical information contained herein, this report contains certain information that is forward-looking in nature. Examples of forward-looking statements include statements regarding Lynx’s future financial results, operating results, product successes, business strategies, projected costs, future products, competitive positions and plans and objectives of management for future operations. In some cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. In addition, statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. These statements involve known and unknown risks and uncertainties that may cause Lynx’s or its industry’s results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed under the captions “Business,” “Item 1. Business — Business Risks” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These and many other factors could affect the future financial and operating results of Lynx. Lynx undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

     Lynx, MPSS™, Megaclone™, Megasort™, Megatype™, Protein ProFiler™ and the Lynx logo are some of Lynx Therapeutics, Inc.’s trademarks and service marks.

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

     Technologies we have developed that leverage the power of Megaclone are:

•	Massively Parallel Signature Sequencing, or MPSS, which generates simultaneously, from a million or more Megaclone micro-beads, gene sequence information that uniquely identifies a sample’s DNA molecules without the need for individual conventional sequencing reactions, and produces a comprehensive quantitative profile of gene expression in cells or tissues;

•	Megasort, which enables researchers to focus on potential target genes by permitting, from a single experiment, the direct physical isolation of nearly all the genes differentially expressed between samples; and

•	Megatype, which enables a single experiment to yield directly those disease- or trait-associated single nucleotide polymorphisms, also known as SNPs, which differentiate large populations of genomes. SNPs are single nucleotide variations, or differences occurring in a single subunit of DNA or RNA, in the genetic code that occur on average at every 1,000 bases along the three billion nucleotides in the human genome. Megatype experiments would not require genotyping, which is the process of testing entire individual genomes for the presence or absence of a set of SNPs.

     We are developing additional applications of these technologies, as well as new technologies aimed at addressing the needs of the pharmaceutical, biotechnology and agricultural industries. Lynx is also developing a proteomics technology, Protein ProFiler, which is expected to provide high-resolution analysis of complex mixtures of proteins from cells or tissues. Proteomics is the study of the number of proteins and the extent to which they are expressed in cells or tissues.

     In addition to our and our licensees’ work with collaborators and customers, we have applied our suite of technologies in selected biological areas to develop products internally to discover and then license or sell gene targets, validated gene targets, genetic associations and other products. For example, we have been pursuing projects directed to gene discovery and target validation in immunopathology, atherosclerosis and breast cancer.

     Please see a discussion of our financing plans under Item 1. “Business — Business Risks” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

     Many diseases result from a malfunction of the genetically programmed protective response to insults, such as trauma, infection, stress or an inherited mutant gene. That malfunction may result in inadequate, misguided or exaggerated gene expression, unfolding a complex pathogenic process that may resolve itself, linger chronically or evolve with increasingly destructive effects in a manner quite removed from, and even independent of, the original insult. By analyzing which genes are expressed in a cell or tissue, the level of expression can illustrate which physiological pathways are active in the cell and to what degree. By understanding when and where abnormal gene expression occurs and the changes in expression that a drug can cause, the physiological pathways implicated in disease and drug action can be pinpointed. This knowledge could be used to help discover drug targets, screen drug leads, predict a compound’s toxic effects, anticipate pharmacological responses to drug leads and tailor clinical trials to the specific needs of subgroups within a population. By recognizing gene expression patterns, researchers, and ultimately physicians, may also be able to determine which treatments are likely to be effective for a specific condition and which may be ineffective or harmful.

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

     One approach to genomics research is based on the study of gene expression and regulation of gene expression in cells in differing states or conditions. Gene expression in a cell consists of transcription, the process that converts the genetic information encoded in the double-stranded DNA of a gene into mRNA, and translation, the process that converts the genetic information encoded in mRNA into a specific protein molecule. At any one time, any particular human cell expresses thousands of genes. A different number of copies of each mRNA type will be present in each sample depending upon the particular cell, its function and its environmental conditions at the time. Thus, a cell will contain, at any one time, tens of thousands of different mRNAs, in various quantities, for a total on the order of one million or more mRNA molecules.

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

     Megaclone is a process that uses a proprietary library of approximately 16.7 million short synthetic DNA sequences, called tags, and their complementary anti-tags, to uniquely mark and process each DNA molecule in a sample. Each unique tag is a permanent identifier of the DNA molecule it is attached to, and all of the tagged molecules in a sample are amplified together to create multiple copies of the tagged molecules. We use another proprietary process to generate five-micron diameter micro-beads, each of which carries multiple copies of a short anti-tag DNA sequence complementary to one of the 16.7 million tags. Then, we collect the amplified tagged DNA molecules onto the micro-beads through hybridization of the tags to the complementary anti-tags. Each micro-bead carries on its surface enough complementary anti-tags to collect approximately 100,000 identical copies of the corresponding tagged DNA molecule.

     By this process, each tagged DNA molecule in the original sample is converted into a micro-bead carrying about 100,000 copies of the same sequence. Therefore, in a few steps, our Megaclone technology can transform a complex mixture of a million or more individual DNA molecules into a usable format that provides the following benefits:

•	substantially all the different DNA molecules present in a sample are represented in the final micro-bead collection;

•	these million or more DNA molecules can be analyzed simultaneously in various applications; and

•	the need for storing and handling millions of individual DNA clones is eliminated.

     Megaclone is the foundation for our analytical applications, including MPSS, which provides gene sequence information and high-resolution gene expression information, Megasort, which provides focused sets of differentially expressed genes, and Megatype, which provides SNP disease- or trait-association information.

Our Business Strategy

     We intend to apply our technologies to maximize the value of human, animal and plant genomic information for our licensees, collaborators and customers and ourselves through high-resolution gene expression analysis and in the discovery and characterization of important genetic variations. Now that we have reduced to practice the majority of our technologies, we intend to enlarge our presence in the pharmaceutical, biotechnology, agricultural and other commercially important markets. We believe many drug discovery and development companies now recognize the need for significantly greater resolution and scope in their genomics and genetics research.

     The primary elements of our business strategy are:

•	Provide high-resolution gene expression information for use in databases

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

•	Provide high-resolution gene expression information for the specific programs of others

     With the assumed accessibility to databases containing high-resolution gene expression information on cells or tissues for comparative purposes, we expect that pharmaceutical, biotechnology, agricultural and other companies will engage us to produce a comprehensive quantitative profile of gene expression in cells or tissues for their specific interests, such as in diseased, abnormal or induced states or conditions. In these arrangements, we could provide information content for each company’s specific internal database or programs. In return, we could earn services fees in producing the information and/or a share of the revenues or profits from the commercialization of a product stemming from the use of the information by the company.

•	Continue to grow our genomics discovery services

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

•	Pursue selected internal programs to capture greater value

     We have used our technologies in programs designed to discover and develop gene targets, validated gene targets, genetic associations or other products in selected fields. Through these internal programs, we have endeavored to create valuable drug discovery information and related intellectual property that we could license to third parties. If successful, we could realize revenues from licensing our discoveries through licensing fees, milestone payments and royalties or profit-sharing. For example, we have programs directed to the discovery and validation of targets in the fields of immunopathology, atherosclerosis and breast cancer.

•	Collaborate with others with whom we can create value

     We will seek to collaborate with companies and research institutions under arrangements in which we provide access to our technologies, and our collaborators provide access to well-defined clinical samples and/or biological expertise. Through these programs, we will endeavor to create valuable drug discovery information and related intellectual property that could be licensed to third parties. If successful, we could realize revenues through a share in any licensing or commercialization by our collaborators or us.

•	Develop new technologies and additional applications of our technologies

     We intend to continue to develop creative solutions to complex biological problems. We currently focus on reducing to commercial practice our Protein ProFiler technology in order to provide a means of high-resolution analysis of complex mixtures of proteins from cells or tissues.

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

     MPSS enables the simultaneous identification of nearly all the DNA molecules in a sample. MPSS uses flow cells, which are glass plates that are micromachined, or fabricated, to very precise, small dimensions, to create a grooved chamber for immobilizing microbeads in a planar microarray, which is a two-dimensional, dense ordered array of DNA samples. With MPSS, one million or more Megaclone micro-beads are fixed in a single layer array in a flow cell, so solvents and reagents can be washed over the micro-beads in each cycle of the process. Our proprietary protocol elicits from the Megaclone micro-beads sequence-dependent fluorescent responses, which are recorded by a charged coupled device, or CCD, camera after each cycle. The process produces short 16- to 20-base-pair signature, or identifying, sequences, without requiring fragment separation and separate sequencing reactions as in conventional DNA sequencing approaches. We have developed proprietary instrumentation and software to automate the delivery of reagents and solutions used in our sequencing process and to compile, from the images obtained at each cycle, the signature sequences that result from each experiment.

     We believe MPSS has the following advantages over conventional DNA sequencing methods:

•	it sequences DNA molecules on as many as one million or more Megaclone beads simultaneously;

•	it eliminates the need for individual sequencing reactions and gels;

•	it identifies each of the DNA molecules by a unique 16- to 20-base signature sequence;

•	it produces a comprehensive quantitative profile of gene expression in cells or tissues of interest; and

•	it identifies even the rarest expressed genes.

     We currently have over 30 operational proprietary MPSS instruments. We are utilizing MPSS to generate high-resolution expression data in several biological systems for our collaborators and customers and for ourselves. These data are being derived from tissues and samples that have been prioritized by our collaborators and customers, in addition to those identified by our research teams for our internal programs. We also intend to generate data that can be delivered directly to our customers to identify new genes and otherwise enhance their databases.

     MPSS delivers gene sequence information and quantitative gene expression information and could enable the construction of high-resolution gene expression databases from cells or tissues of interest. Because MPSS delivers quantitative gene expression information on virtually every gene that is active in a cell or tissue, it allows researchers to do systems biology. Systems biology is an approach in which researchers seek to gain a complete molecular understanding of biological systems in health and disease.

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

     Megasort technology uses Megaclone micro-beads as a “fluid” microarray. In a single experiment, Megasort can isolate nearly all the potential target genes that are differentially expressed, and remove those that do not differ between the samples. We believe Megasort has the following advantages over conventional gene microarrays:

•	it interrogates all the expressed genes, including rarely expressed genes, in the two samples being compared, whether known or not;

•	it does not require advance knowledge about any of the genes in these samples; and

•	it extracts, at the end of the experiment, physical DNA clones of those genes that are of interest attached to the micro-beads that were sorted.

Megasort delivers focused sets of differentially expressed genes.

     Megatype Technology. Our Megatype technology permits the comparison of collected genomes of two populations and enables the detection and recovery of DNA fragments with the SNPs that distinguish these two populations. In contrast to other SNP validation methods that require thousands or millions of assays, only a single Megatype experiment should be required for SNP association with disease or other traits.

     Megatype identifies SNPs that are differentially represented in two populations of individuals. We use a proprietary method to select DNA fragments that exhibit a specific class of SNPs in the combined populations and to load the fragments onto micro-beads with our Megaclone technology. Using fluorescently labeled probes, prepared through the same proprietary method, from the two separate populations, micro-beads bearing SNP-containing fragments that are under- or over-represented in either of the two populations are easily separated using the FACS. No prior knowledge of the SNP sequences or where they are located in the genome is required to conduct this analysis.

     We believe Megatype’s advantages are from:

•	enabling simultaneous discovery of disease- or trait-associated SNPs without prior knowledge of SNP sequences;

•	identifying, in a single experiment, the genetic differences that distinguish large populations;

•	extracting fragments containing over- or under-represented SNPs in different populations;

•	eliminating the need for millions of individual genotyping assays to determine SNP disease association; and

•	bypassing the prior need for a comprehensive SNP map.

Megatype technology delivers information on the disease- or trait-association of SNPs and should provide a cost-effective approach to drug discovery and pharmacogenetics.

Technologies, Applications and Products Under Development

     Proteomics. Proteomics is the study of the entire protein complement in cells. Our Protein ProFiler proteomics technology aims to provide high-resolution analysis of complex mixtures of proteins from cells or tissues. Based on solution-phase electrophoresis in proprietary micro-channel plates, the approach combines the speed of capillary electrophoresis, the process by which electronically charged molecules are separated by their different mobilities in an electric field, with the resolving power of conventional two-dimensional gel-based techniques. Using this technology, we expect to complement high-resolution gene expression measurements using our MPSS platform with similar high-resolution analysis of a cell’s translated proteins. The combined data from these measurements should provide a much more accurate and comprehensive picture of cell and tissue physiology than is available using current techniques. Our goal is to develop with a partner our Protein ProFiler as a commercial instrument and to be a commercial-scale provider of the reagents used in the Protein ProFiler’s processes. We may also use the Protein ProFiler internally to discover drug targets, validate candidate targets and correlate gene expression with protein expression in cells.

     We believe Protein ProFiler’s advantages will include:

•	enhanced reproducibility over gel-based techniques;

•	enhanced sensitivity to detect very small amounts of proteins;

•	precise quantitative measurement of protein expression levels;

•	high speed and high throughput protein separations;

     We believe our Protein ProFiler technology will make a very substantial contribution to the scientific field of endeavor known as proteomics by offering a viable alternative to conventional gel-based protein separation techniques.

Collaborations, Customers and Licensees

     As of March 2002, we have 19 commercial collaborators, customers and licensees. The following are summary descriptions of certain of these commercial relationships.

BASF AG

     In October 1996, we entered into an agreement with BASF AG (“BASF”), as amended in October 1998, to provide BASF with nonexclusive access to certain of our genomics discovery services. In connection with certain technology development accomplishments, BASF paid us a technology access fee of $4.5 million in the fourth quarter of 1999. BASF’s access to our genomics discovery services is for a minimum of two years and requires BASF to purchase services at a minimum rate of $4.0 million per year. At the end of the initial two-year service period, BASF had the right to carryover for an additional two-year period a certain level of previously unrequested genomics discovery services. BASF paid Lynx $4.0 million in each of the fourth quarters of 1999 and 2000 for genomics discovery services to be performed by Lynx. Through December 31, 2001, we have received from BASF aggregate payments of $19 million under the agreement. We could receive additional payments from BASF over the remaining term of the agreement from our performance of genomics discovery services in excess of those covered by the payments previously made by BASF.

E.I. DuPont de Nemours and Company

     In October 1998, Lynx entered into a research collaboration agreement with E.I. DuPont de Nemours and Company (“DuPont”) to apply our technologies on an exclusive basis to the study of certain crops and their protection. Under the terms of the agreement, we could receive payments over a five-year period for genomics discovery services, the achievement of specific technology milestones and the delivery of genomic maps of specified crops. An initial payment of $10 million for technology access was received at the execution of the agreement, with additional minimum service fees of $12 million to be received by us over a three-year period, which commenced in January 1999. DuPont has subsequently elected to continue the agreement with us for a two-year period during which we should receive additional minimum service fees of $8 million. In the fourth quarter of 1999, we achieved a technology milestone under the agreement that resulted in a $5 million payment from DuPont.

     Through December 31, 2001, we have received from DuPont aggregate payments of $28 million under the agreement. We could receive additional payments from DuPont, which could total approximately $35 million over the remaining term of the agreement. Our receipt of these payments is contingent on our continuing performance of genomics discovery services, the achievement of specific technology milestone by us and the delivery of genomic maps of specified crops by us.

Aventis CropScience GmbH

     In March 1999, Aventis Pharmaceuticals, formerly Hoechst Marion Roussel, Inc., obtained nonexclusive access to certain of our genomics discovery services for the benefit of its affiliate, Aventis CropScience GmbH (“Aventis CropScience”). We received an initial payment for genomics discovery services to be performed by us for Aventis CropScience. The service period, which was renewed in March 2000, was extended in March 2002 for an additional five-year period. Related to this extension, Aventis CropScience and Lynx plan to jointly develop and commercialize a novel assay based on Lynx’s proprietary bead-based technologies. Lynx and Aventis CropScience will own the assay technology jointly. We will manufacture and sell the services or products based on the assay technology, and will pay related royalties to Aventis CropScience. Additionally, we will derive revenues from performing genomics discovery service for Aventis CropScience during the development and commercialization phase of the agreement.

     In September 1999, we signed a three-year research collaboration agreement with Aventis CropScience. Aventis CropScience will receive exclusive access to certain of our genomics discovery services for the study of certain plants, which are aimed at developing new crop varieties and other agricultural products. Under the terms of the agreement, Aventis CropScience paid us a technology access fee upon execution of the agreement. We can earn additional fees for the performance of genomics discovery services, the delivery of genomic maps of certain plants and milestone payments and licensing fees related to the discovery of trait-associated SNPs for the subject plants.

     To date, we have received from Aventis CropScience aggregate payments of $8 million under the above agreements. We could receive additional payments from Aventis CropScience, which could total approximately $20 million over the remaining term of the agreements. Our receipt of these payments is contingent on our continuing performance of genomics discovery services, the delivery of genomic maps of certain plants and milestone payments and licensing fees related to the discovery of trait-associated SNPs for the subject plants.

Takara Shuzo Co., Ltd.

     In November 2000, we entered into a collaboration agreement with Takara Shuzo Co., Ltd. (“Takara”) of Japan. The license provides Takara with the right in Japan, Korea and China, including Taiwan, to use our proprietary Megaclone, Megasort and MPSS technologies exclusively for at least five years, and non-exclusively thereafter, to provide genomics discovery services and to manufacture and sell microarrays containing content identified by our technologies. Takara also receives from us a non-exclusive license right to manufacture and sell such microarrays elsewhere throughout the world. At the end of three years from the effective date of the agreement, Takara can terminate the agreement with no further payment obligations to us other than those accrued prior to the termination. Under the terms of the agreement, we will receive from Takara payments for technology access fees, royalties on sales of microarrays and revenues from genomics discovery services, the sale to Takara of proprietary reagents used in applying our technologies and purchases of Lynx common stock. In the event of improvements made by Takara that increase the efficiency of the our technologies by a defined amount, Lynx and Takara have agreed to negotiate in good faith a limited reduction to the royalty rate applicable to the above royalties.

     In October 2001, in connection with the collaboration agreement between Takara and us, we issued and sold 320,512 shares of common stock, at a purchase price of $3.12 per share, to Takara in a private placement pursuant to the terms and conditions of a common stock purchase agreement.

     Through December 31, 2001, we have received from Takara aggregate payments of $6.9 million under the agreement. We could receive additional payments from Takara of approximately $8 million over the remaining term of the agreement from technology access fees and purchases of Lynx common stock. Also, we may receive payments from Takara for royalties on sales of microarrays and revenues from genomics discovery services and the sale to Takara of proprietary reagents used in applying our technologies.

     Axaron Bioscience AG, formerly BASF-LYNX Bioscience AG

     In 1996, Lynx and BASF established Axaron Bioscience AG (“Axaron”), a joint venture company in Heidelberg, Germany. Axaron began operations in 1997 and is employing our technologies in its neuroscience, toxicology and microbiology research programs. Upon the establishment of Axaron, we contributed access to our technologies to Axaron in exchange for an initial 49% equity ownership. BASF, by committing to provide research funding to Axaron of DM50 million (or approximately $23.1 million based on a December 2001 exchange rate) over a five-year period beginning in 1997, received an initial 51% equity ownership in Axaron. In 1998, BASF agreed to provide an additional $10 million in research funding to Axaron, of which $4.3 million was paid to us for technology assets related to a central nervous system program.

     In June 2001, we extended our technology licensing agreement with Axaron. The license extends Axaron’s right to use our proprietary MPSS and Megasort technologies non-exclusively in Axaron’s neuroscience, toxicology and microbiology programs until December 31, 2007. The agreement also uniquely positions Axaron to apply our technologies to specific disorders in the neuroscience field. Under the terms of the agreement, we received from Axaron a $5.0 million technology license fee. We will furnish Axaron, initially without charge and later for a fee, with Megaclone technology micro-beads, other reagents and additional MPSS technology instruments for use in Axaron’s research programs.

     Lynx and BASF AG have agreed to continue their support of Axaron’s growth, including an increase in the capital of Axaron. Lynx’s additional investment in 2001 of $4.5 million in Axaron will maintain Lynx’s ownership interest in Axaron at approximately 40%. Given our ownership share of Axaron and our ability to exercise significant influence over Axaron’s operating and accounting policies, we have accounted for the investment under the equity method in accordance with APB Opinion No. 18.

     Through December 31, 2001, we have received from Axaron aggregate payments of $9.3 million under all related agreements. We recorded revenue of $0.4 million from Axaron in 2001 as the technology license fee from Axaron is being recognized as revenue on a straight-line basis over the noncancelable term of the technology licensing agreement. We did not recognize any revenue from Axaron in 2000 and 1999. We may receive additional payments from Axaron over the remaining term of the technology licensing agreement from the sale to Axaron of proprietary reagents and additional MPSS technology instruments for use in Axaron’s research programs.

Competition

     Competition among entities attempting to identify the genes associated with specific diseases and to develop products based on such discoveries is intense. We face, and will continue to face, competition from pharmaceutical, biotechnology and agricultural companies, such as Affymetrix, Inc., Celera Genomics Group, Incyte Genomics, Inc., Gene Logic, Inc., Genome Therapeutics Corporation and Hyseq, Inc., academic and research institutions and government agencies, both in the United States and abroad. Several entities are attempting to identify and patent randomly sequenced genes and gene fragments, while others are pursuing a gene identification, characterization and product development strategy based on positional cloning. We are aware that certain entities are using a variety of gene expression analysis methodologies, including chip-based systems, to attempt to identify disease-related genes. In addition, numerous pharmaceutical companies are developing genomic research programs, either alone or in partnership with our competitors. Competition among such entities is intense and is expected to increase. In order to successfully compete against existing and future technologies, we will need to demonstrate to potential customers that our technologies and capabilities are superior to those of our competitors.

     Some of our competitors have substantially greater capital resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than us. These competitors may discover, characterize or develop important genes, drug targets or drug leads, drug discovery technologies or drugs in advance of our customers or us or which are more effective than those developed by our collaborators and customers or us. They may also obtain regulatory approvals for their drugs more rapidly than our collaborators or customers will, any of which could have a material adverse effect on our business. Moreover, our competitors may obtain patent protection or other intellectual property rights that could limit our rights or our collaborators’ and customers’ abilities to use our technologies or commercialize therapeutic, diagnostic or agricultural products. We also face competition from these and other entities in gaining access to cells, tissues and nucleic acid samples for use in our discovery programs.

Intellectual Property

     We are pursuing a strategy designed to obtain United States and foreign patent protection for our core technologies. Our long-term commercial success will be dependent in part on our ability to obtain commercially valuable patent claims and to protect our intellectual property portfolio. As of December 31, 2001, we owned or controlled 82 issued patents and 120 pending patent applications in the United States and foreign countries relating to our genomics and proteomics technologies.

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

     Patent law relating to the scope of claims in the technology field in which we operate is still evolving. The degree to which we will be able to protect our technology with patents, therefore, is uncertain. Others may independently develop similar or alternative technologies, duplicate any of our technologies and, if patents are licensed or issued to us, design around the patented technologies licensed to or developed by us. In addition, we could incur substantial costs in litigation if we are required to defend ourselves in patent suits brought by third parties or if we initiate such suits.

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

Research and Development Expenditures

     We have devoted our efforts primarily to research and development. Research and development expenses were $24.7 million for the year ended December 31, 2001, $19.8 million for the year ended December 31, 2000 and $15.5 million for the year ended December 31, 1999.

Scientific Advisor

     Sydney Brenner, M.B., D.Phil., our principal scientific advisor, is a distinguished Professor at the Salk Institute of Biological Studies in La Jolla, California. From July 1996 to January 2001, Dr. Brenner served as Director and President of The Molecular Sciences Institute, a non-profit research institute in Berkeley, California. Until his retirement in 1996, Dr. Brenner was Honorary

Professor of Genetic Medicine, University of Cambridge School of Clinical Medicine, Cambridge, England. Dr. Brenner is known for his work on genetic code and the information transfer from genes to proteins, and for his pioneering research on the genetics and development of the nematode. Dr. Brenner is a Fellow of the Royal Society (1995) and a Foreign Associate of the U.S. National Academy of Sciences (1977) and has received numerous awards of recognition, including the Albert Lasker Medical Research Award (2000 and 1991), the Genetics Society of America Medal (1987) and the Kyoto Prize (1990). Dr. Brenner is the principal inventor of Lynx’s bead-based technologies.

Employees

     As of December 31, 2001, we employed 182 full-time employees, of which 150 were engaged in research and development activities. We believe we have been successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intense. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

Business Risks

     Our business faces significant risks. These risks include those described below and may include additional risks of which we are not currently aware or which we currently do not believe are material. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. These risks should be read in conjunction with the other information set forth in this report.

Our auditors’ report on the financial statements for the year ended December 31, 2001 contains a “going concern” explanatory paragraph, and we will need to raise additional capital quickly.

     Our auditors' report on our financial statements for the year ended December 31, 2001 contains an explanatory paragraph expressing uncertainty about our ability to continue as a “going concern.” We have been largely dependent on equity financing to sustain our operations to date. Cash and cash equivalents and short-term investments were $5.5 million at December 31, 2001 and will soon be exhausted if we fail to secure additional financing within a month. While we have entered into a non-binding letter of intent for a convertible preferred stock financing and are negotiating definitive agreements related to such, we cannot assure you that a financing can be completed on acceptable terms, or at all. If this financing cannot be completed, we will not be able to continue our operations and will be forced to sell some or all of our assets.

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.

     We have incurred net losses each year since our inception in 1992, including net losses of approximately $6.7 million in 1999, $13.3 million in 2000 and $16.7 million in 2001. As of December 31, 2001, we had an accumulated deficit of approximately $83.4 million. We expect these losses to continue for at least the next several years. The size of these net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses. Our research and development expenditures and general and administrative costs have exceeded our revenues to date, and we expect research and development expenses to increase due to planned spending for ongoing technology development and implementation, as well as new applications. As a result, we will need to generate significant additional revenues to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain profitability.

     Our ability to generate revenues and achieve profitability depends on many factors, including:

•	our ability to continue existing customer relationships and enter into additional corporate collaborations and agreements;

•	our ability to discover genes and targets for drug discovery;

•	our ability to expand the scope of our research into new areas of pharmaceutical, biotechnology and agricultural research;

•	our collaborators’ ability to develop diagnostic and therapeutic products from our drug discovery targets; and

•	the successful clinical testing, regulatory approval and commercialization of such products.

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

     We have invested significant capital in our scientific and business development activities. Our future capital requirements will be substantial as we expand our operations, and will depend on many factors, including:

•	the progress and scope of our collaborative and independent research and development projects;

•	payments received under collaborative agreements;

•	our ability to establish and maintain collaborative arrangements;

•	the progress of the development and commercialization efforts under our collaborations and corporate agreements;

•	the costs associated with obtaining access to samples and related information; and

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

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

If we fail to obtain adequate funds on reasonable terms, we may have to curtail operations significantly or obtain funds, if such funds are at all available, by entering into financing or collaborative agreements on unattractive terms or we will not be able to fund our operations.

Our technologies are new and unproven and may not allow our collaborators or us to identify genes, proteins or targets for drug discovery.

     You must evaluate us in light of the uncertainties and complexities affecting an early stage genomics and proteomics company. Our technologies are new and unproven. The application of these technologies is in too early a stage to determine whether it can be successfully implemented. These technologies assume that information about gene expression, protein expression and gene sequences may enable scientists to better understand complex biological processes. Our technologies also depend on the successful integration of independent technologies, each of which has its own development risks. Relatively few therapeutic products based on gene discoveries have been successfully developed and commercialized. Our technologies may not enable us or our collaborators to identify genes, proteins or targets for drug discovery. To date, neither we nor our collaborators have identified any targets for drug discovery based on our technologies.

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

     We have derived substantially all of our revenues from corporate collaborations and agreements. Revenues from collaborations and related agreements depend upon continuation of the collaborations, the achievement of milestones and royalties derived from future products developed from our research and technologies. To date, we have received a significant portion of our revenues from a small number of collaborators and customers. For the year ended December 31, 2001, revenues from DuPont, BASF, Takara and the Institute of Molecular and Cell Biology accounted for 37%, 24%, 12% and 12%, respectively, of our total revenues. For the year ended December 31, 2000, revenues from DuPont, BASF and Aventis CropScience accounted for 51%, 29% and 11%, respectively, of our total revenues. For the year ended December 31, 1999, revenues from DuPont, Aventis CropScience and BASF accounted for 81%, 13% and 5%, respectively, of our total revenues. If we fail to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under such collaborative agreements. If our collaborators or customers do no renew existing agreements, we lose one of these collaborators or customers and we do not attract new collaborators or customers or we are unable to enter into new collaborative agreements on commercially acceptable terms, our revenues may decrease, and our activities may fail to lead to commercialized products.

     Our dependence on collaborative arrangements with third parties subjects us to a number of risks. We have limited or no control over the resources that our collaborators may choose to devote to our joint efforts. Our collaborators may breach or terminate their agreements with us or fail to perform their obligations thereunder. Further, our collaborators may elect not to develop products arising out of our collaborative arrangements or may fail to devote sufficient resources to the development, manufacture, marketing or sale of such products. While we do not currently compete directly with any of our collaborators, some of our collaborators could become our competitors in the future if they internally develop DNA or protein analysis technologies or if they acquire other genomics or proteomics companies and move into the genomics and proteomics industries. We will not earn the revenues contemplated under our collaborative arrangements, if our collaborators:

•	do not develop commercially successful products using our technologies;

•	develop competing products;

•	preclude us from entering into collaborations with their competitors;

•	fail to obtain necessary regulatory approvals; or

•	terminate their agreements with us.

We depend on a sole supplier to manufacture flow cells used in our MPSS technology.

     Flow cells are glass plates that are micromachined, or fabricated to very precise, small dimensions, to create a grooved chamber for immobilizing microbeads in a planar microarray, which is a two-dimensional, dense ordered array of DNA samples. We use flow cells in our Massively Parallel Signature Sequencing, or MPSS, technology. We currently purchase the flow cells used in our MPSS technology from a single supplier, although the flow cells are potentially available from multiple suppliers. While we believe that alternative suppliers for flow cells exist, identifying and qualifying new suppliers could be an expensive and time-consuming process. Our reliance on outside vendors involves several risks, including:

•	the inability to obtain an adequate supply of required components due to manufacturing capacity constraints, a discontinuance of a product by a third-party manufacturer or other supply constraints;

•	reduced control over quality and pricing of components; and

•	delays and long lead times in receiving materials from vendors.

We operate in an intensely competitive industry with rapidly evolving technologies, and our competitors may develop products and technologies that make ours obsolete.

     The biotechnology industry is highly fragmented and is characterized by rapid technological change. In particular, the area of genomics and proteomics research is a rapidly evolving field. Competition among entities attempting to identify genes and proteins associated with specific diseases and to develop products based on such discoveries is intense. Many of our competitors have substantially greater research and product development capabilities and financial, scientific and marketing resources than we do.

     We face, and will continue to face, competition from pharmaceutical, biotechnology and agricultural companies, as well as academic research institutions, clinical reference laboratories and government agencies. Some of our competitors, such as Affymetrix, Inc., Celera Genomics Group, Incyte Genomics, Inc., Gene Logic, Inc., Genome Therapeutics Corporation and Hyseq, Inc., may be:

•	attempting to identify and patent randomly sequenced genes and gene fragments and proteins;

•	pursuing a gene identification, characterization and product development strategy based on positional cloning, which uses disease inheritance patterns to isolate the genes that are linked to the transmission of disease from one generation to the next; and

•	using a variety of different gene and protein expression analysis methodologies, including the use of chip-based systems, to attempt to identify disease-related genes and proteins.

     In addition, numerous pharmaceutical, biotechnology and agricultural companies are developing genomics and proteomics research programs, either alone or in partnership with our competitors. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Rapid technological development by others may make our technologies and future products obsolete.

     Any products developed through our technologies will compete in highly competitive markets. Our competitors may be more effective at using their technologies to develop commercial products. Further, our competitors may obtain intellectual property rights that would limit the use of our technologies or the commercialization of diagnostic or therapeutic products using our technologies. As a result, our competitors’ products or technologies may render our technologies and products, and those of our collaborators, obsolete or noncompetitive.

If we fail to adequately protect our proprietary technologies, third parties may be able to use our technologies, which could prevent us from competing in the market.

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

     Our commercial success depends in part on our ability to avoid infringing patents and proprietary rights of third parties and not breaching any licenses that we have entered into with regard to our technologies. Other parties have filed, and in the future are likely to file, patent applications covering genes, gene fragments, proteins, the analysis of gene expression and protein expression and the manufacture and use of DNA chips or microarrays, which are tiny glass or silicon wafers on which tens of thousands of DNA molecules can be arrayed on the surface for subsequent analysis. We intend to continue to apply for patent protection for methods relating to gene expression and protein expression and for the individual disease genes and proteins and drug discovery targets we discover. If patents covering technologies required by our operations are issued to others, we may have to rely on licenses from third parties, which may not be available on commercially reasonable terms, or at all.

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

     Our ability to obtain collaborators and customers for our technologies and products depends in significant part upon the perception that our technologies and products can help accelerate their drug discovery and genomics and proteomics efforts. Our sales cycle is typically lengthy because we need to educate our potential collaborators and customers and sell the benefits of our products to a variety of constituencies within such companies. In addition, we may be required to negotiate agreements containing terms unique to each collaborator or customer. We may expend substantial funds and management effort with no assurance that we will successfully sell our technologies and products. Actual and proposed consolidations of pharmaceutical companies have negatively affected, and may in the future negatively affect, the timing and progress of our sales efforts.

We may have difficulty managing our growth.

     We may experience significant growth in the number of our employees and the scope of our operations. This growth may place a significant strain on our management and operations. As our operations expand, we expect that we will need to manage additional relationships with various collaborators and customers, suppliers and other third parties. Our ability to manage our operations and growth effectively requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not successfully implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

The loss of key personnel or the inability to attract and retain additional personnel could impair the growth of our business.

     We are highly dependent on the principal members of our management and scientific staff. The loss of any of these persons’ services might adversely impact the achievement of our objectives and the continuation of existing collaborations. In addition, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. There is currently a shortage of skilled executives and employees with technical expertise, and this shortage is likely to continue. As a result, competition for skilled personnel is intense and turnover rates are high. Competition for experienced scientists from numerous companies, academic and other research institutions may limit our ability to attract and retain such personnel. We depend on our President and Chief Executive Officer, Norman J.W. Russell, Ph.D., the loss of whose services could have a material adverse effect on our business. Although we have an employment agreement with Dr. Russell in place, currently we do not maintain key person insurance for him or any other key personnel.

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

     Our collaborators and customers may seek to develop diagnostic products based on genes or proteins we discover. The prospect of broadly available gene-based diagnostic tests raises ethical, legal and social issues regarding the appropriate use of gene-based diagnostic testing and the resulting confidential information. It is possible that discrimination by third-party payors, based on the results of such testing, could lead to the increase of premiums by such payors to prohibitive levels, outright cancellation of insurance or unwillingness to provide coverage to individuals showing unfavorable gene expression profiles. Similarly, employers could discriminate against employees with gene expression profiles indicative of the potential for high disease-related costs and lost employment time. Finally, government authorities could, for social or other purposes, limit or prohibit the use of such tests under certain circumstances. These ethical, legal and social concerns about genetic testing and target identification may delay or prevent market acceptance of our technologies and products.

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

     We believe that the market price of our common stock will remain highly volatile and may fluctuate significantly due to a number of factors. The market prices for securities of many publicly-held, early-stage biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. For example, during the two-year period from January 1, 2000 to December 31, 2001, the closing sales price of our common stock as quoted on the Nasdaq National Market fluctuated from a low of $2.33 to a high of $96.875 per share. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The following factors and events may have a significant and adverse impact on the market price of our common stock:

•	fluctuations in our operating results;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	release of reports by securities analysts;

•	developments or disputes concerning patent or proprietary rights;

•	developments in our relationships with current or future collaborators or customers; and

•	general market conditions.

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

     Any authorization or issuance of preferred stock, while providing desirable flexibility in connection with financings, possible acquisitions and other corporate purposes, could also have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock or making it more difficult to remove directors and effect a change in management. The preferred stock may have other rights, including economic rights senior to those of our common stock, and, as a result, an issuance of additional preferred stock could lower the market value of our common stock. Provisions of Delaware law may also discourage, delay or prevent someone from acquiring or merging with us.

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

     In June 1998, Lynx GmbH entered into a noncancelable operating lease for facilities space of approximately 6,300 square-feet in Heidelberg, Germany, to house its operations. The space will be developed and occupied in phases, depending on the growth of the organization. The lease terminates in June 2005. A portion of this space is currently being subleased by Axaron.

     In August 1993, we entered into a noncancelable operating lease, which expires on July 31, 2003, for another facility. In 1998, we entered into an agreement to sublease a portion of this space, and in 1999, through a subsequent agreement, subleased the remaining portion of the facility. The term of the sublease runs through July 2003. Rent from the sublease is sufficient to cover the rent and other operating expenses incurred by Lynx under the terms of the 1993 lease.

Item 3. Legal Proceedings

     We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

     Our common stock trades on the Nasdaq National Market under the symbol LYNX. The following table sets forth, for the periods indicated, the high and low closing bid information for our common stock as reported by the Nasdaq National Market:

	Common Stock Price

	High	Low

Year ended December 31, 2000
First Quarter	$99.50	$21.63
Second Quarter	47.88	13.50
Third Quarter	51.50	22.50
Fourth Quarter	32.00	6.56
Year ended December 31, 2001
First Quarter	$15.13	$6.38
Second Quarter	8.80	5.00
Third Quarter	7.75	2.05
Fourth Quarter	4.48	2.23

     As of March 1, 2002, there were approximately 1,900 stockholders of record of our common stock. On March 1, 2002, the last reported sale price of our common stock was $2.60.

     We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings to support the development of our business and do not anticipate paying cash dividends for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

Item 6. Selected Financial Data

     This section presents our selected consolidated historical financial data. You should read carefully the consolidated financial statements and the related notes included in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     The consolidated statement of operations data for the years ended December 31, 1999, 2000 and 2001 and the consolidated balance sheet data as of December 31, 2000 and 2001 have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 1997 and 1998 and the consolidated balance sheet data as of December 31, 1997, 1998 and 1999 have been derived from our audited financial statements that are not included in this report. Historical results are not necessarily indicative of future results. See the notes to consolidated financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per share.

	Year Ended December 31,

	1997	1998	1999	2000	2001

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Technology access and services fees	$3,875	$2,625	$7,833	$12,389	$18,372
License fee from related party	—	—	—	—	453
Collaborative research and other	707	4,380	5,042	235	429

Total revenues	4,582	7,005	12,875	12,624	19,254
Operating costs and expenses:
Cost of services fees	—	—	828	3,652	4,118
Research and development	14,226	13,166	15,510	19,761	24,660
General and administrative	1,930	2,141	4,175	6,170	7,503

Total operating costs and expenses	16,156	15,307	20,513	29,583	36,281

Loss from operations	(11,574)	(8,302)	(7,638)	(16,959)	(17,027)
Interest and other income, net	753	4,106	1,232	4,158	378

Loss before provision for income taxes	(10,821)	(4,196)	(6,406)	(12,801)	(16,649)
Provision for income taxes	—	151	258	500	81

Net loss	$(10,821)	$(4,347)	$(6,664)	$(13,301)	$(16,730)

Basic and diluted net loss per share	$(3.09)	$(0.45)	$(0.60)	$(1.17)	$(1.31)
Shares used in per share computation	3,501	9,642	11,128	11,388	12,754

	December 31,

	1997	1998	1999	2000	2001

	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$24,930	$23,862	$30,786	$18,798	$5,509
Working capital (deficit)	21,875	20,834	25,042	10,887	(488)
Total assets	29,267	40,334	51,638	39,215	32,502
Notes payable — noncurrent portion	—	—	3,471	3,077	1,806
Stockholders’ equity	$25,590	$23,457	$19,646	$6,222	$4,714

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. When used herein, the words “believe,” “anticipate,” “expect,” “estimate” and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as in the section entitled Item 1. “Business — Business Risks.” We undertake no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

Critical Accounting Policies

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. The items in our financial statements requiring significant estimates and judgments include determining the useful lives of fixed assets for depreciation and amortization calculations, assumptions for valuing options and warrants and estimated lives of license and collaborative agreements related to deferred revenue. Actual results could differ materially from these estimates.

Revenue Recognition

     Technology access fees have generally resulted from upfront payments from collaborators, customers and licensees who are provided access to Lynx’s technologies for specified periods. We receive service fees from collaborators and customers for genomics discovery services performed by us on the biological samples they send to Lynx. Collaborative research revenues are payments received under various agreements and include such items as milestone payments. Milestone payments are recognized as revenue pursuant to collaborative agreements upon the achievement of specified technology developments, representing the culmination of the earnings process. Other revenues include the proceeds from the sale of proprietary reagents and grant revenue.

     Technology access and license fees are deferred and recognized as revenue on a straight-line basis over the noncancelable term of the agreement to which they relate. Payments for services and/or materials provided by Lynx are recognized as revenues when earned over the period in which the services are performed and/or materials are delivered, provided no other obligations, refunds or credits to be applied to future work exist. Revenues from the sales of products and reagents, which have been immaterial to date, are recognized upon shipment to the customer.

Investments in Equity Securities

      We hold a minority investment in Inex, a publicly-owned life sciences company. This company faces significant operational and financial risks. We record an investment impairment charge when we believe that the value of the investment has experienced a decline in value that is other than temporary (e.g., a decline in value below our cost basis for two consecutive quarters). Determination of the impairment charge requires comparing our cost basis in the investment to the current market value of the Inex’ common stock at the date an impairment charge may be recorded. Additionally, a determination of impairment may involve consideration of such factors as assumptions regarding the future operating results of Inex, assumptions of progress and revenue potential of existing commercial technologies and technologies under development, and the ability of Inex to access capital as may be necessary. Future adverse changes in market conditions or deteriorating operating results of Inex may require additional impairment charges in the future, resulting in losses and further reductions in carrying values.

      We account for our equity investment in Inex using the cost method because our ownership is less than 20% and we have determined that we do not have the ability to exercise significant influence over the operating, investing and financing decisions of Inex. Under the cost method, we do not record our pro-rata share of Inex’ losses, but rather, we record the initial investment at cost and adjust our investment to fair market value each reporting period, with any unrealized gain or loss recorded as a component of accumulated other comprehensive income (loss). Additionally, we periodically review the investment for impairment. Significant judgement is required to determine whether or not we have the ability to exercise significant influence, which could have a material impact on our consolidated operating results. If it were determined we had the ability to exercise significant influence over Inex, we would have to record our pro rata share of losses or income of Inex as incurred.

      As of December 31, 2001, we hold approximately a 40% equity interest in Axaron Bioscience AG, a company owned primarily by us and BASF AG. We account for our equity investment in Axaron using the equity method because our ownership is greater than 20% and we have the ability to exercise significant influence over the operating, investing and financing decisions of Axaron. Under the equity method, we record our pro-rata share of Axaron’s income or losses and adjust the basis of our investment accordingly. Although we have the ability to exercise significant influence over the operations of Axaron, we may choose not to exercise such influence or may not have influence over certain operating matters. Consequently, Axaron’s operating results could differ significantly from our expectations and our pro rata share of Axaron’s income or losses that we record in the future could be material.

Overview

     We believe that we are a leader in the development and application of novel technologies for the discovery of gene expression patterns and genomic variations important to the pharmaceutical, biotechnology and agricultural industries. These technologies are based on Megaclone, our unique and proprietary cloning procedure. Megaclone transforms a sample containing millions of DNA molecules into one made up of millions of micro-beads, each of which carries approximately 100,000 copies of one of the DNA molecules in the sample. Based on Megaclone, we have developed a suite of applications that have the potential to enhance the pace, scale and quality of genomics and genetics research programs. As of March 2002, we have 19 commercial collaborators, customers and licensees.

     We have incurred net losses each year since our inception in 1992. As of December 31, 2001, we had an accumulated deficit of approximately $83.4 million. We expect these losses to continue for at least the next several years. The size of these losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses.

     To date, we have received, and expect to continue to receive in the future, a significant portion of our revenues from a small number of collaborators and customers. During 2001, revenues from four collaborators and customers accounted for 37%, 24%, 12% and 12% of total revenues. During 2000, revenues from three collaborators and customers accounted for 51%, 29% and 11% of total revenues. During 1999, revenues from three collaborators and customers accounted for 81%, 13% and 5% of total revenues.

     Revenues in each quarterly and annual period have in the past, and could in the future, fluctuate due to: the timing and amount of any technology access fee and the period over which the revenue is recognized; the level of service fees, which is tied to the number and timing of biological samples received from our collaborators and customers, as well as our performance of the related genomics discovery services on the samples; the timing of achievement of milestones and the amount of related payments to us; and the number, type and timing of new, and the termination of existing, agreements with collaborators, customers and licensees.

     Our operating costs and expenses include cost of service fees, research and development expenses and general and administrative expenses. Cost of services fees includes the costs of direct labor, materials and supplies, outside expenses, equipment and overhead incurred by us in performing our genomics discovery services for our collaborators and customers. Research and development expenses include the costs of personnel, materials and supplies, outside expenses, equipment and overhead incurred by us in our technology and application development efforts. We expect research and development expenses to increase due to planned spending for ongoing technology development and implementation, as well as new applications. General and administrative expenses include the costs of personnel, materials and supplies, outside expenses, equipment and overhead incurred by us primarily in our administrative, business development, legal and investor relations activities. We expect general and administrative expenses to increase in support of our research and development, commercial and business development efforts.

     We account for our investment in Axaron on the equity method. Prior to our cash capital contribution of approximately $4.5 million in 2001, such investment had a carrying value of zero in the financial statements. Since September 1, 2001, we have recognized our share of Axaron’s operating results in the accompanying statements of operations. Our share of Axaron’s operating results for 2001 were immaterial.

Results of Operations

Years Ended December 31, 2001 and 2000

Revenues

     We had total revenues of $19.3 million for the year ended December 31, 2001, compared to $12.6 million for the year ended December 31, 2000. Revenues for 2001 included technology access fees and service fees of $18.4 million, $0.4 million of collaborative research and other revenue and license fees of $0.5 million from Axaron, a related party. Revenues for 2000 included technology access fees and service fees of $12.4 million and collaborative research and other revenue of $0.2 million.

Operating Costs and Expenses

     Our total operating costs and expenses were $36.3 million for the year ended December 31, 2001, compared to $29.6 million for the year ended December 31, 2000. Cost of services fees were $4.1 million for the year ended December 31, 2001, compared to $3.7 million for the year ended December 31, 2000, and reflect the costs of providing our genomics discovery services. Research and development expenses were $24.7 million in 2001 and $19.8 million in 2000. The increase in research and development expenses in 2001, as compared to 2000, is due primarily to higher personnel-related and facilities expenses and an increase in materials consumed in research and development efforts. Our efforts in 2001 were directed toward the expansion of the commercial applications of our genomics technologies and the continued development of our proteomics technology. These activities included work under new collaborations and other agreements, and on internal discovery projects. We expect research and development expenses to increase due to planned spending for ongoing technology development and implementation, as well as new applications. Our spending plans assume we can secure needed financing in the near term (see “Liquidity and Capital Resources”).

     Lynx’s research and development expenses of $24.7 million for 2001 are comprised of $5.3 million in research expenses related to internal discovery projects, and $19.4 million in development expenses, including $2.4 million on the Megatype and $1.6 million on the Protein ProFiler technologies.

     Megatype technology for DNA analysis has successfully completed its feasibility studies in a model organism. As of December 31, 2001, Lynx had provided commercial access to its Megatype technology to five customers. Megatype technology will permit the comparison of collected genomes (all of the DNA coded genetic material in chromosomes) of two populations. Megatype technology is designed to enable the detection and recovery of DNA fragments with disease- or trait-associated single nucleotide polymorphisms, or SNPs, that distinguish these two populations. SNPs are single nucleotide variations in the genetic code that are believed to occur, on average, about every 1,000 bases along the three billion nucleotides in the human genome. Lynx believes its Megatype technology will deliver information on the disease- or trait-association of SNPs, and should provide a cost-effective approach to pharmacogenetics, which is the identification and assessment of genes that are predictive of efficacy and toxicity of drug compounds or that may correlate drug responses to individual genotypes (the particular genetic pattern seen in the DNA of an individual).

     Lynx’s protein analysis or proteomics technology, Protein ProFiler, is in the late stages of development. Proteomics is the study of the entire protein complement in cells. Our Protein ProFiler proteomics technology aims to provide high-resolution analysis of complex mixtures of proteins from cells or tissues. Our goal is to develop with a partner our Protein ProFiler as a commercial instrument and to be a commercial-scale provider of the reagents used in the Protein ProFiler’s processes. We may also use the Protein ProFiler internally to discover drug targets, validate candidate targets and correlate gene expression with protein expression in cells. While advancing its development efforts, we expect to enter an initial commercialization phase with our Protein ProFiler technology.

     These technologies assume that information about gene expression, protein expression and gene sequences may enable scientists to better understand complex biological processes. Our technologies also depend on the successful integration of independent technologies, each of which has its own development risks. Relatively few therapeutic products based on gene discoveries have been successfully developed or commercialized. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of these technologies or the ultimate technology development costs.

     General and administrative expenses were $7.5 million for the year ended December 31, 2001, compared to $6.2 million for the year ended December 31, 2000. The increase was primarily due to higher personnel-related expenses and increased costs for outside services related to business development activities and marketing programs. We expect general and administrative expenses to change in response of our future research and development, commercial and business development efforts.

Interest and Other Income

     Net interest expense was $0.1 million in the year ended December 31, 2001, compared to net interest income of $0.9 million in the year ended December 31, 2000. The decrease was primarily due to lower average cash, cash equivalents and investment balances during 2001, as compared to 2000, and increased interest expense incurred on equipment-related debt outstanding in 2001. Other income was $0.5 million in the year ended December 31, 2001, compared to $3.3 million in the year ended December 31, 2000. In 2001, other income was due primarily to a gain of approximately $1.1 million from the receipt of shares of common stock from Inex Pharmaceuticals Corporation, as part of the proceeds related to the March 1998 sale of our former antisense program and a gain of $1.1 million from the sale of previously held shares, partially offset by a $1.6 million write down in the value of previously held shares. In 2000, other income was due primarily to a gain of approximately $3.1 million from the receipt of shares of common stock from Inex Pharmaceuticals Corporation, as part of the proceeds related to the March 1998 sale of our former antisense program.

Income Taxes

     The provisions for income taxes of approximately $81,000 and $500,000 for 2001 and 2000, respectively, consisted entirely of foreign withholding tax due on a payment received from one of our customers, collaborators and licensees.

     As of December 31, 2001, we had a federal net operating loss carryforward of approximately $56.6 million, which will expire at various dates from 2010 through 2021, if not utilized. We have a state net operating loss carryforward of approximately $1.9 million, which will expire in 2011.

     As of December 31, 2001, we also had federal and California research and development and other tax credit carryforwards of approximately $3.3 million and $3.0 million, respectively. The federal research and development credit will expire at various dates from 2007 through 2021, if not utilized.

     Utilization of the Company's net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization. Utilization of federal and California net operating losses and credit carryforwards incurred prior to February 1994 is limited on an annual basis under the Internal Revenue Code of 1986, as amended, as a result of an ownership change in 1994.

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

Operating Costs and Expenses

     Our total operating costs and expenses were $29.6 million for the year ended December 31, 2000, compared to $20.5 million for the year ended December 31, 1999. Cost of services fees were $3.7 million for the year ended December 31, 2000, compared to $0.8 million for the year ended December 31, 1999, and reflect the costs of providing our genomics discovery services. Research and development expenses were $19.8 million in 2000 and $15.5 million in 1999. The increase in research and development expenses in 2000, as compared to 1999, is due primarily to higher personnel-related and facilities expenses and an increase in materials consumed in research and development efforts. Our efforts in 2000 were directed toward the expansion of the commercial applications of our genomics technologies. These activities included work under new collaborations and other agreements, internal discovery projects and an internal investment in building a store of human genomic information. We also continued our development work on our Megatype and Protein ProFiler technologies.

     General and administrative expenses were $6.2 million for the year ended December 31, 2000, compared to $4.2 million for the year ended December 31, 1999. The increase was primarily due to higher personnel-related expenses and increased costs for outside services.

Interest and Other Income

     Net interest income decreased to $0.9 million in the year ended December 31, 2000, from $1.1 million in the year ended December 31, 1999, primarily due to lower average cash, cash equivalents and investment balances during 2000, as compared to 1999, and increased interest expense incurred on equipment-related debt outstanding in 2000. Other income was $3.3 million in the year ended December 31, 2000, compared to $0.1 million in the year ended December 31, 1999. In 2000, other income was due primarily to a gain of approximately $3.1 million from the receipt of shares of common stock from Inex Pharmaceuticals Corporation, as part of the proceeds related to the March 1998 sale of our former antisense program. In 1999, other income was attributable to a gain on the sale of certain fixed assets no longer used in our operations.

Income Taxes

     The provision for income taxes of approximately $500,000 for 2000 consisted entirely of foreign withholding tax due on a payment received from one of our customers, collaborators and licensees. The provision for income taxes of approximately $258,000 for 1999 consisted entirely of alternative minimum tax.

Liquidity and Capital Resources

     Net cash used in operating activities was $15.6 million for the year ended December 31, 2001, as compared to $9.0 million for the same period in 2000. The amount of net cash used in operating activities differed from the 2001 net loss due primarily to the depreciation and amortization of fixed assets and leasehold improvements, the amortization of deferred compensation and the write down of an equity investment, partially offset by a decrease in deferred revenue and a gain on the sale of the antisense business. The amount of net cash used in operating activities differed from the 2000 net loss due primarily to the depreciation and amortization of fixed assets and leasehold improvements and the collection of accounts receivable. The 1999 net cash provided by operating activities differed from the 1999 net loss due primarily to an increase in deferred revenue and collection of accounts receivable, partially offset by a decrease in current liabilities.

     Net cash used in investing activities of $0.2 million for the year ended December 31, 2001, was due primarily to expenditures for leasehold improvements and purchases of equipment and the Company's investment in Axaron, partially offset by proceeds from the sale of Inex securities and net maturities of short-term investments. Net cash used in investing activities of $2.3 million for the year ended December 31, 2000, was due primarily to expenditures for leasehold improvements and purchases of equipment, partially offset by net maturities of short-term investments. Net cash used in investing activities of $10.7 million for the year ended December 31, 1999, was primarily due to net purchases of short-term investments and leasehold improvements and equipment purchases.

     Net cash provided by financing activities in 2001 of $11.1 million was due primarily to the issuance of common stock from two private placements. Net cash provided by financing activities in 2000 of $1.1 million was due primarily to the issuance of common stock from the exercise of employee stock options. Net cash provided by financing activities in 1999 of $4.8 million resulted primarily from borrowings under an equipment loan arrangement. Cash and cash equivalents and short-term investments were $5.5 million at December 31, 2001.

     In October 2001, in connection with a collaboration agreement between Takara and the Company, we issued and sold 320,512 shares of common stock, at a purchase price of $3.12 per share, to Takara in a private placement pursuant to the terms and conditions of a common stock purchase Agreement.

     In May 2001, we completed a private placement of common stock and warrants to purchase common stock. The financing included the sale of 1,747,248 newly issued shares of common stock at a purchase price of $6.37 per share, resulting in net proceeds of approximately $10.5 million, pursuant to a common stock purchase agreement between Lynx and certain investors. In connection with this transaction, we issued warrants to purchase up to 436,808 shares of common stock at an exercise price of $9.2011 per share. We filed with the Securities and Exchange Commission a resale registration statement related to the privately placed securities. The net proceeds from the financing are being used to support ongoing commercial, business development and research and development activities. Our research and development efforts focus on completing development of the Megatype technology and on the continuing development of the Protein ProFiler technology, as well as on internal discovery projects.

     In late 1998, we entered into a financing agreement with a financial institution, Transamerica Business Credit Corporation, under which we drew down $4.8 million during 1999 for the purchase of equipment and certain other capital expenditures. We granted the lender a security interest in all items financed by it under this agreement. Each draw down under the loan has a term of 48 months from the date of the draw down. As of December 31, 2001, the principal balance under loans outstanding under this agreement was approximately $3.3 million. The draw down period under the agreement expired on March 31, 2000.

     Our contractual obligations for the next five years, and thereafter are as follows:

	Principal Payments Due by Period

Contractual Obligations (1)	Less than 1 year	1-3 Years	4-5 Years	After 5 Years	Total

	(in thousands)
Operating leases	$3,202	$5,789	$5,709	$5,730	$20,430
Equipment loan	1,445	1,806	—	—	3,251

Total contractual cash obligations	$4,647	$7,595	$5,709	$5,730	$23,681

(1)	This table does not include any payment obligations under research license agreements as the timing and likelihood of such payments are not known.

     We plan to use available funds for ongoing commercial and research and development activities, working capital and other general corporate purposes and capital expenditures. We expect capital investments during 2002 will be comprised primarily of equipment purchases required in the normal course of business and expenditures for leasehold improvements. We intend to invest our excess cash in investment-grade, interest-bearing securities.

     We have obtained funding for our operations primarily through sales of preferred and common stock to venture capital investors, institutional investors and collaborators, payments under contractual arrangements with customers, collaborators and licensees and interest income. Consequently, investors in our equity securities and our customers, collaborators and licensees are significant sources of liquidity for us. Therefore, our ability to maintain liquidity is dependent upon a number of uncertain factors, including but not limited to the following: our ability to advance and commercialize our technologies; our ability to generate revenues through expanding existing collaborations and obtaining significant new customers, collaborators and licensees; and the receptivity of capital markets toward our equity or debt securities. The cost, timing and amount of funds required for specific uses by us cannot be precisely determined at this time and will be based upon the progress and the scope of our collaborative and independent research and development projects; payments received under customer, collaborative and license agreements; our ability to establish and maintain customer, collaborative and license agreements; costs of protecting intellectual property rights; legal and administrative costs; additional facilities capacity needs and the availability of alternate methods of financing.

     We have been largely dependent on equity financing to sustain our operations to date. Cash and cash equivalents and short-term investments were $5.5 million at December 31, 2001 and will soon be exhausted if we fail to secure additional financing within a month. While we have entered into a non-binding letter of intent for a convertible preferred stock financing and are negotiating definitive agreements related to such, we cannot assure you that a financing can be completed on acceptable terms, or at all. If this financing cannot be completed, we will not be able to continue our operations and will be forced to sell some or all of our assets.

     Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. We do not know if we will be able to raise sufficient additional capital on acceptable terms, or at all. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. If we fail to obtain adequate funds on reasonable terms, we may have to curtail operations significantly or obtain funds by entering into financing or collaborative agreements on unattractive terms or we will not be able to fund operations.

Recent Accounting Pronouncements

     In July 2001, the FASB issued Statement of Financial Accounting Standard No. 141, “Business Combinations”. SFAS 141 establishes new standards for accounting and reporting for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Lynx expects to adopt this statement during the first quarter of fiscal 2002 and does not believe that SFAS 141 will have a material effect on its operating results or financial position.

     In July 2001, the FASB issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, which supercedes APB Opinion No. 17, “Intangible Assets. “ SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. Lynx expects to adopt this statement during the first quarter of fiscal 2002 and does not believe that SFAS 142 will have a material effect on its operating results or financial position.

     In August 2001, the FASB issued Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations”. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Lynx expects to adopt this statement during the first quarter of fiscal 2002 and does not believe that SFAS 143 will have a material effect on its operating results or financial position.

     In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS 144 establishes a single accounting model for long-lived assets to be disposed of and is applicable to financial statements issued for fiscal years beginning after December 31, 2001 (January 2002 for calendar year-end companies) with transition provisions for certain matters. Lynx expects to adopt this statement during the first quarter of fiscal 2002 and does not believe that SFAS 144 will have a material effect on its operating results or financial position.

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

     We hold an investment in an equity security that is subject to market volatility. The fair value of the equity security recorded at December 31, 2001 and 2000 was $2.3 million and $2.6 million, respectively.

Foreign Currency Rate Fluctuations

     The functional currency for our German subsidiary is the deutsche mark. Our German subsidiary’s accounts are translated from the German deutsche mark to the U.S. dollar using the current exchange rate in effect at the balance sheet date, for balance sheet accounts, and using the average exchange rate during the period, for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity, and to date, have not been material. Our German subsidiary conducts its business in local European currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our German subsidiary or transactions with our European collaborators and customers.

Item 8. Financial Statements and Supplementary Data

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Lynx Therapeutics, Inc.

     We have audited the accompanying consolidated balance sheets of Lynx Therapeutics, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lynx Therapeutics, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that Lynx Therapeutics, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred cumulative operating losses from inception through December 31, 2001 of $83.4 million (including a loss of $16.7 million for the year ended December 31, 2001), and expects operating losses to continue into the foreseeable future. In addition, the Company’s cash, cash equivalents and short-term investments decreased from $18.8 million at December 31, 2000 to $5.5 million at December 31, 2001. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/	Ernst & Young LLP

Palo Alto, California
February 1, 2002

LYNX THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,

	2001	2000

Assets
Current assets:
Cash and cash equivalents	$3,199	$7,875
Short-term investments	2,310	10,923
Accounts receivable	1,152	1,539
Inventory	1,718	1,868
Other current assets	897	402

Total current assets	9,276	22,607
Property and equipment:
Leasehold improvements	12,225	11,527
Laboratory and other equipment	20,284	13,555

	32,509	25,082
Less accumulated depreciation and amortization	(14,283)	(9,263)

Net property and equipment	18,226	15,819
Investment in related party	4,452	—
Other non-current assets	548	789

	$32,502	$39,215

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,037	$1,640
Accrued compensation	694	614
Deferred revenues — current portion	5,259	7,219
Note payable — current portion	1,445	1,319
Other accrued liabilities	329	928

Total current liabilities	9,764	11,720
Deferred revenues	15,115	17,467
Note payable	1,806	3,077
Other non-current liabilities	1,103	729
Commitments
Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized, 13,769,477 and 11,443,702 shares issued and outstanding at December 31, 2001 and 2000, respectively	87,951	75,851
Notes receivable from stockholders	(250)	(263)
Deferred compensation	(744)	(1,557)
Accumulated other comprehensive income (loss)	1,139	(1,157)
Accumulated deficit	(83,382)	(66,652)

Total stockholders’ equity	4,714	6,222

	$32,502	$39,215

See accompanying notes.

LYNX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,

	2001	2000	1999

Revenues:
Technology access and services fees	$18,372	$12,389	$7,833
License fee from related party	453	—	—
Collaborative research and other	429	235	5,042

Total revenues	19,254	12,624	12,875
Operating costs and expenses:
Cost of services fees	4,118	3,652	828
Research and development	24,660	19,761	15,510
General and administrative	7,503	6,170	4,175

Total operating costs and expenses	36,281	29,583	20,513

Loss from operations	(17,027)	(16,959)	(7,638)
Interest income (expense), net	(86)	900	1,125
Other income	464	3,258	107

Loss before provision for income taxes	(16,649)	(12,801)	(6,406)
Provision for income taxes	81	500	258

Net loss	$(16,730)	$(13,301)	$(6,664)

Basic and diluted net loss per share	$(1.31)	$(1.17)	$(0.60)

Shares used in per share computation	12,754	11,388	11,128

See accompanying notes.

LYNX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

			Notes		Accumulated
	Common Stock		Receivable		Other		Total
			from	Deferred	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Stockholders	Compensation	Income (Loss)	Deficit	Equity

Balance at December 31, 1998	11,132,815	$74,329	$(436)	$(3,742)	$(7)	$(46,687)	$23,457
Comprehensive loss:
Net loss	—	—	—	—	—	(6,664)	(6,664)
Net unrealized gain on securities	—	—	—	—	1,135	—	1,135

Comprehensive loss	—	—	—	—	—	—	(5,529)
Employee stock purchase plan issuance	17,379	182	—	—	—	—	182
Exercise of stock options for cash and repayment of note receivable	68,994	196	143	—	—	—	339
Amortization of deferred compensation, including forfeitures	—	(188)	—	1,298	—	—	1,110
Consulting and service expense related to stock option grants	—	87	—	—	—	—	87

Balance at December 31, 1999	11,219,188	74,606	(293)	(2,444)	1,128	(53,351)	19,646

Comprehensive loss:
Net loss	—	—	—	—	—	(13,301)	(13,301)
Net unrealized loss on securities	—	—	—	—	(2,285)	—	(2,285)

Comprehensive loss	—	—	—	—	—	—	(15,586)
Net exercise of warrants	29,597	—	—	—	—	—	—
Employee stock purchase plan issuance	16,532	288	—	—	—	—	288
Exercise of stock options for cash and repayment of note receivable	178,385	843	30	—	—	—	873
Amortization of deferred compensation, including forfeitures	—	—	—	887	—	—	887
Consulting and service expense related to stock option grants	—	114	—	—	—	—	114

Balance at December 31, 2000	11,443,702	75,851	(263)	(1,557)	(1,157)	(66,652)	6,222

Comprehensive loss:
Net loss	—	—	—	—	—	(16,730)	(16,730)
Net unrealized gain on securities	—	—	—	—	2,296	—	2,296

Comprehensive loss	—	—	—	—	—	—	(14,434)
Employee stock purchase plan issuance	40,083	314	—	—	—	—	314
Exercise of stock options for cash and repayment of note receivable	217,932	458	13	—	—	—	471
Issuance of common stock in connection with private placement, net of issuance costs of $619	2,067,760	11,511	—	—	—	—	11,511
Amortization of deferred compensation, including forfeitures	—	(183)	—	813	—	—	630

Balance at December 31, 2001	13,769,477	$87,951	$(250)	$(744)	$1,139	$(83,382)	$4,714

See accompanying notes.

LYNX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2001	2000	1999

Cash flows from operating activities
Net loss	$(16,730)	$(13,301)	$(6,664)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets and leasehold improvements	5,020	3,769	1,964
Issuance of stock options to non-employees in exchange for services	—	114	87
Amortization of deferred compensation	630	887	1,110
Gain on sale of antisense business	(2,113)	(3,119)	—
Loss on write down of equity investment	1,605	—	—
Other	—	—	—
Changes in operating assets and liabilities
Accounts receivable	387	2,506	1,271
Inventory	150	—	—
Other current assets	(495)	(891)	(701)
Accounts payable	397	1,000	(1,130)
Accrued liabilities	(519)	396	(3,106)
Deferred revenues	(4,312)	(648)	14,667
Other non-current liabilities	374	272	269

Net cash provided by (used in) operating activities	(15,606)	(9,015)	7,767
Cash flows from investing activities
Purchases of short-term investments	(3,808)	(8,097)	(22,121)
Maturities of short-term investments	12,153	12,543	17,016
Proceeds from sale of equity securities	3,072	—	—
Leasehold improvements and equipment purchases, net of retirements	(7,427)	(6,710)	(5,205)
Notes receivable from officers and employees	254	30	(248)
Investment in related party	(4,452)	—	—
Other assets	—	(38)	(122)

Net cash used in investing activities	(208)	(2,272)	(10,680)
Cash flows from financing activities
Issuance of common stock, net of repurchases	12,283	1,131	378
Proceeds from equipment loan	—	950	4,838
Repayment of equipment loan	(1,145)	(969)	(423)

Net cash provided by financing activities	11,138	1,112	4,793

Net increase (decrease) in cash and cash equivalents	(4,676)	(10,175)	1,880
Cash and cash equivalents at beginning of year	7,875	18,050	16,170

Cash and cash equivalents at end of year	$3,199	$7,875	$18,050

Supplemental disclosures of cash flow information
Income taxes paid	$—	$110	$303

Interest paid	$399	$128	$174

Inex stock received	$1,060	$3,119	$—

See accompanying notes.

LYNX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Basis of Presentation

Business and Basis of Presentation

     Lynx Therapeutics, Inc. (“Lynx” or the “Company”) believes that it is a leader in the development and application of novel technologies for the discovery of gene expression patterns and genomic variations important to the pharmaceutical, biotechnology and agricultural industries. These technologies are based on Megaclone, Lynx’s unique and proprietary cloning procedure. Megaclone transforms a sample containing millions of DNA molecules into one made up of millions of micro-beads, each of which carries approximately 100,000 copies of one of the DNA molecules in the sample. Based on Megaclone, Lynx has developed a suite of applications that has the potential to enhance the pace, scale and quality of genomics and genetics research programs. As of March 2002, Lynx has 19 commercial collaborators, customers and licensees.

     The Company’s consolidated financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced operating losses since its inception of $83.4 million, including a net loss of $16.7 million in the year ended December 31, 2001, and expects such losses to continue into the foreseeable future as it proceeds with the development and commercialization of its technologies. The Company’s cash, cash equivalents and short-term investments decreased from $18.8 million at December 31, 2000 to $5.5 million at December 31, 2001. The Company is actively pursuing various options, which include securing additional equity financing and obtaining new collaborators and customers, and believes that sufficient funding will be available to meet its projected operating and capital requirements through December 31, 2002. There can be no assurance that additional financing will be available on satisfactory terms or at all. If the Company is unable to secure needed financing, or is unable to generate sufficient new sources of revenue through arrangements with collaborators, customers and licensees, management would be forced to take substantial restructuring actions which may include significantly reducing its anticipated level of expenditures and/or the sale of some or all of the Company’s assets. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Foreign Currency Translation

     Assets and liabilities of the Company’s wholly owned foreign subsidiary are translated from its local currency at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. Any material resulting translation adjustments are reflected as a separate component of stockholders’ equity. Translation adjustments as of December 31, 2001 and 2000 were immaterial.

Concentration of Credit Risk

     Financial instruments that potentially subject Lynx to concentration of credit risk consist principally of cash equivalents and short-term investments. The Company invests its excess cash in deposits with major banks and in money market and short-term debt securities of companies with strong credit ratings from a variety of industries. These securities generally mature within 365 days and, therefore, bear minimal interest-rate risk. The Company, by corporate policy, limits the amount of credit exposure to any one issuer and to any one type of investment.

Fair Value of Debt Obligations

     The fair value of short-term and long-term obligations is estimated based on current interest rates available to Lynx for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their fair values.

LYNX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (continued)

Cash, Cash Equivalents and Short-term Investments

     The Company considers all investments in money market mutual funds, commercial paper and corporate bonds and notes with maturities at the date of purchase of 90 days or less as cash equivalents. Investments in debt securities with maturities beyond 90 days, but less than one year and investments in publicly traded equity securities are considered to be short-term investments. The Company’s investment policy stipulates that the investment portfolio be maintained with the objectives of preserving principal, maintaining liquidity and maximizing return.

     The Company determines the appropriate classification of money market mutual funds, commercial paper, equity securities and corporate bonds and notes at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2001 and 2000, the Company had classified its entire cash equivalent and short-term investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized gains and losses reported as a separate component of stockholders’ equity. If a decline in the fair value of a short-term equity security is below its cost for two consecutive quarters or if the decline is due to a significant adverse event, it is considered to be an other-than-temporary decline. Accordingly, the equity security is written down to its estimated fair value. Other-than-temporary declines in fair value on short-term investments are charged against interest income.

     The cost of investment in commercial paper and corporate bonds and notes is adjusted for the amortization of premiums and accretion of discounts to maturity, which is included in interest income. The cost of securities sold, if any, is based on the specific identification method.

Inventory

     Inventory is stated at the lower of standard cost (which approximates first-in, first out cost) or market. The balances at December 31, 2001 and 2000 are classified as raw materials and consist entirely of reagents and other chemicals utilized while performing genomics discovery services. Inventory is charged to cost of services as consumed.

Property and Equipment

     Property and equipment are stated at original cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which is generally three years. Leasehold improvements are amortized over the lesser of the useful life of the asset or the remaining term of the facility lease.

Long-lived Assets

     In accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-lived Assets to be Disposed of” (“FAS 121”) the Company identifies and records impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the discounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such impairments have been identified with respect to the Company’s long-lived assets, which consist primarily of property and equipment.

Revenue Recognition

     Technology access and license fees have generally resulted from upfront payments from collaborators, customers and licensees who are provided access to Lynx’s technologies for specified periods. The Company receives service fees from collaborators and customers for genomics discovery services performed by Lynx on the biological samples they send to Lynx. Collaborative research revenues are payments received under various agreements and include such items as milestone payments. Milestone payments are recognized as revenue pursuant to collaborative agreements upon the achievement of specified technology developments, representing the culmination of the earnings process. Other revenues include the proceeds from the sale of proprietary reagents and grant revenue.

LYNX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (continued)

     Technology access and license fees are deferred and recognized as revenue on a straight-line basis over the noncancelable term of the agreement to which they relate. Payments for services and/or materials provided by Lynx are recognized as revenues when earned over the period in which the services are performed and/or materials are delivered, provided no other obligations, refunds or credits to be applied to future work exist. Revenues from the sales of products and reagents, which have been immaterial to date, are recognized upon shipment to the customer

     Revenue from significant collaborators and customers represented the following percentages of total revenue:

	Year Ended December 31,

	2001	2000	1999

DuPont	37%	51%	81%
BASF	24%	29%	5%
Takara	12%	4%	—%
IMCB	12%	2%	—%
Aventis CropScience	4%	11%	13%

Net Loss Per Share

     Basic and diluted net loss per share are presented in conformity with the FASB’s Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“FAS 128”), for all periods presented. In accordance with FAS 128, basic and diluted net loss per share had been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase as the Company incurred a net loss for all periods presented.

     The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Years Ended December 31,

	2001	2000	1999

Net loss	$(16,730)	$(13,301)	$(6,664)
Basic and diluted:
Weighted-average shares of common stock outstanding	12,763	11,404	11,183
Less weighted-average shares subject to repurchase	(9)	(16)	(55)

Shares used in computing basic and diluted net loss per share	12,754	11,388	11,128
Basic and diluted net loss per share	$(1.31)	$(1.17)	$(0.60)

     Had Lynx been in a net income position, diluted earnings per share would have included the impact of outstanding shares subject to repurchase and the dilutive impact of outstanding options and warrants to purchase common stock. Excluded from the computation of basic and diluted net loss per share attributable to common stockholders are approximately 3,101,000, 2,456,000 and 1,992,000 shares related to options and warrants to purchase common stock at December 31, 2001, 2000 and 1999, respectively, prior to the application of the treasury stock method. Such shares have been excluded because they are anti-dilutive for all periods presented.

LYNX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (continued)

Stock-Based Compensation

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     All stock option awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model, in accordance with FAS 123 and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The option arrangements are subject to periodic remeasurement over their vesting terms. The Company recorded compensation expense related to option grants to non-employees of $0 for the year ended December 31, 2001, $114,000 for the year ended December 31, 2000 and $87,000 for the year ended December 31, 1999.

Segment Reporting

     Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), establishes standards for the way that public business enterprises report information about operating segments in financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s business activities include the development and commercialization of technologies aimed at handling and/or analyzing the DNA molecules or fragments in biological samples. Accordingly, the Company operates in only one business segment. All of the Company’s assets and revenues are derived from this activity. Substantially all of the Company’s long-lived assets are located in the United States. To date, revenues have been derived primarily from contracts with companies located in North America, Europe and Asia, as follows (revenue is attributed to geographic areas based on the location of the customers):

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
United States	$7,520	$6,480	$10,440
Europe
Germany	6,346	5,394	2,435
France	696	—	—
United Kingdom	100	—	—
Asia
Japan	2,322	500	—
Singapore	2,270	250	—

	$19,254	$12,624	$12,875

Income Taxes

     Under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the reported cumulative net losses for the prior three years, the Company has provided a full valuation against its net deferred tax assets as of December 31, 2001 and 2000. The Company intends to evaluate the realizability of the deferred tax assets on a quarterly basis. See Note 10 to the Consolidated Financial Statements.

LYNX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (continued)

Recent Accounting Pronouncements

     In July 2001, the FASB issued Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 establishes new standards for accounting and reporting for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Lynx expects to adopt this statement during the first quarter of fiscal 2002 and does not believe that SFAS 141 will have a material effect on its operating results or financial position.

     In July 2001, the FASB issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which supercedes APB Opinion No. 17, “Intangible Assets.” SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. Lynx expects to adopt this statement during the first quarter of fiscal 2002 and does not believe that SFAS 142 will have a material effect on its operating results or financial position.

     In August 2001, the FASB issued Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Lynx expects to adopt this statement during the first quarter of fiscal 2002 and does not believe that SFAS 143 will have a material effect on its operating results or financial position.

     In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS 144 establishes a single accounting model for long-lived assets to be disposed of and is applicable to financial statements issued for fiscal years beginning after December 15, 2001 (January 2002 for calendar year-end companies) with transition provisions for certain matters. Lynx expects to adopt this statement during the first quarter of fiscal 2002 and does not believe that SFAS 144 will have a material effect on its operating results or financial position.

2. Cash Equivalents and Short-term Investments

     The following is a summary of available-for-sale securities:

	Available-for-Sale Securities

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
December 31, 2001
Equity securities	$1,171	$1,139	$—	$2,310

December 31, 2000
Equity securities	$3,791	$—	$(1,164)	$2,627
Money market mutual funds	6,951	—	—	6,951
Corporate bonds and notes	8,297	7	—	8,304

	$19,039	$7	$(1,164)	$17,882

     As of December 31, 2001, short-term investments consisted only of marketable equity securities. As of December 31, 2000, $7.0 million of the available-for-sale securities were classified as cash equivalents, and $10.9 million were classified as short-term investments. All short-term investments have maturities of less than one year.

LYNX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

3. Investment in Related Party

     The Company holds an equity investment in Axaron Bioscience AG (“Axaron”) (See Note 4). As of December 31, 2001, Lynx held approximately a 40% ownership in Axaron and has the ability to exercise significant influence over its operating and accounting policies. Lynx has accounted for the investment under the equity method in accordance with APB Opinion No. 18. Under the equity method the Company records its prorata share of the income or losses of Axaron. The Company’s share of earnings of the joint venture was immaterial for the three years ended December 31, 2001, 2000 and 1999. Axaron is engaged in employing Lynx’s technologies in its neuroscience, toxicology and microbiology research programs. See Note 4 for further discussion of the joint venture.

Summarized unaudited financial information of Axaron is as follows (in thousands):

	December 31,

	2001	2000	1999

Condensed Balance Sheet Data:
Current assets	$11,502	$541	$1,403
Noncurrent assets	5,665	1,308	3,551
Total liabilities	3,269	1,782	4,880
Stockholders’ equity	13,898	67	74
Condensed Statements of Operations Data:
Net sales	9,486	8,072	5,748
Operating costs and expenses	9,525	8,098	5,771
Income or (loss) from continuing operations	(39)	(26)	(23)
Net income (loss)	$65	$5	$16

4. Collaborators, Customers and Licensees

BASF AG

     In October 1996, Lynx entered into an agreement with BASF AG (“BASF”), as amended in October 1998, to provide BASF with nonexclusive access to certain of its genomics discovery services. In connection with certain technology development accomplishments, BASF paid Lynx a technology access fee of $4.5 million in the fourth quarter of 1999. BASF’s access to Lynx's genomics discovery services is for a minimum of two years and requires BASF to purchase services at a minimum rate of $4.0 million per year. At the end of the initial two-year service period, BASF has the right to carryover for an additional two-year period a certain level of previously unrequested genomics discovery services. BASF paid Lynx $4.0 million in each of the fourth quarters of 1999 and 2000 for genomics discovery services to be performed by Lynx. Through December 31, 2001, Lynx has received from BASF aggregate payments of $19 million under the agreement. Lynx could receive additional payments from BASF over the remaining term of the agreement from the Company’s performance of genomics discovery services in excess of those covered by the payments previously made by BASF.

E.I. DuPont de NeMours and Company

     In October 1998, Lynx entered into a research collaboration agreement with E.I. DuPont de Nemours and Company (“DuPont”) to apply Lynx’s technologies on an exclusive basis to the study of certain crops and their protection. Under the terms of the agreement, Lynx could receive payments over a five-year period for genomics discovery services, the achievement of specific technology milestones and the delivery of genomic maps of specified crops. An initial payment of $10 million for technology access was received at the execution of the agreement, with additional minimum service fees of $12 million to be received by Lynx over a three-year period, which commenced in January 1999. DuPont has subsequently elected to continue the agreement with Lynx for a two-year period during which the Company should receive additional minimum service fees of $8 million. In the fourth quarter of 1999, Lynx achieved a technology milestone under the agreement that resulted in a $5 million payment from DuPont.

LYNX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

4. Collaborators, Customers, and Licensees (continued)

     Through December 31, 2001, the Company has received from DuPont aggregate payments of $28 million under the agreement. Lynx could receive additional payments from DuPont, which could total approximately $35 million over the remaining term of the agreement. Lynx's receipt of these payments is contingent on its continuing performance of genomics discovery services, the achievement of specific technology milestone by Lynx and the delivery of genomic maps of specified crops by Lynx.

     Aventis CropScience GmbH

     In March 1999, Aventis Pharmaceuticals, formerly Hoechst Marion Roussel, Inc., obtained nonexclusive access to certain of Lynx's genomics discovery services for the benefit of its affiliate, Aventis CropScience GmbH (“Aventis CropScience”). The Company received an initial payment for genomics discovery services to be performed by Lynx for Aventis CropScience. The service period, which was renewed in March 2000, was extended in March 2002 for an additional five-year period. Related to this extension, Aventis CropScience and Lynx plan to jointly develop and commercialize a novel assay based on Lynx's proprietary bead-based technologies. Lynx and Aventis CropScience will own the assay technology jointly. Lynx will manufacture and sell the services or products based on the assay technology, and will pay related royalties to Aventis CropScience. Additionally, Lynx will derive revenues from performing genomics discovery services for Aventis CropScience during the development and commercialization phase of the agreement.

     In September 1999, Lynx signed a three-year research collaboration agreement with Aventis CropScience. Aventis CropScience will receive exclusive access to certain of Lynx's genomics discovery services for the study of certain plants, which are aimed at developing new crop varieties and other agricultural products. Under the terms of the agreement, Aventis CropScience paid the Company a technology access fee upon execution of the agreement. Lynx can earn additional fees for the performance of genomics discovery services, the delivery of genomic maps of certain plants and milestone payments and licensing fees related to the discovery of trait-associated SNPs for the subject plants.

     To date, the Company has received from Aventis CropScience aggregate payments of $8 million under the above agreements. Lynx could receive additional payments from Aventis CropScience, which could total approximately $20 million over the remaining term of the agreements. The Company’s receipt of these payments is contingent on its continuing performance of genomics discovery services, the delivery of genomic maps of certain plants and milestone payments and licensing fees related to the discovery of trait-associated SNPs for the subject plants.

     Takara Shuzo Co., Ltd.

     In November 2000, we entered into a technology collaboration with Takara Shuzo Co. Ltd. of Japan (“Takara”). The license provides Takara with the right in Japan, Korea and China, including Taiwan, to use Lynx's proprietary Megaclone, Megasort and MPSS technologies exclusively for at least five years, and non-exclusively thereafter, to provide genomics discovery services and to manufacture and sell microarrays containing content identified by Lynx's technologies. Takara also receives from Lynx a non-exclusive license right to manufacture and sell such microarrays elsewhere throughout the world. At the end of three years from the effective date of the agreement, Takara can terminate the agreement with no further payment obligations to the Company other than those accrued prior to the termination. Under the terms of the agreement, the Company will receive from Takara payments for technology access fees, royalties on sales of microarrays and revenues from genomics discovery services, the sale to Takara of proprietary reagents used in applying our technologies and purchases of Lynx common stock. In the event of improvements made by Takara that increase the efficiency of the Company's technologies by a defined amount, Lynx and Takara have agreed to negotiate in good faith a limited reduction to the royalty rate applicable to the above royalties.

     In October 2001, in connection with the collaboration between Takara and the Company, Lynx issued and sold 320,512 shares of common stock, at a purchase price of $3.12 per share, to Takara in a private placement pursuant to the terms and conditions of a common stock purchase agreement.

     Through December 31, 2001, the Company has received from Takara aggregate payments of $6.9 million under the agreement. Lynx could receive additional payments from Takara of approximately $8 million over the remaining term of the agreement from technology access fees and purchases of Lynx common stock. Also, Lynx may receive payments from Takara for royalties on sales of microarrays and revenues from genomics discovery services and the sale to Takara of proprietary reagents used in applying Lynx’s technologies.

LYNX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

4. Collaborators, Customers, and Licensees (continued)

     Axaron Bioscience AG, formerly BASF-LYNX Bioscience AG

     In 1996, Lynx and BASF established Axaron Bioscience AG (“Axaron”), a joint venture company in Heidelberg, Germany. Axaron began operations in 1997 and is employing Lynx's technologies in its neuroscience, toxicology and microbiology research programs. Upon the establishment of Axaron, the Company contributed access to Lynx's technologies through May 2001 to Axaron in exchange for an initial 49% equity ownership. BASF, by committing to provide research funding to Axaron of DM50 million (or approximately $23.1 million based on a December 2001 exchange rate) over a five-year period beginning in 1997, received an initial 51% equity ownership in Axaron. In 1998, BASF agreed to provide an additional $10 million in research funding to Axaron, of which $4.3 million was paid to the Company for technology assets related to a central nervous system program.

     In June 2001, the Company extended Lynx’s technology licensing agreement with Axaron. The license extends Axaron’s right to use Lynx’s proprietary MPSS and Megasort technologies non-exclusively in Axaron’s neuroscience, toxicology and microbiology programs until December 31, 2007. The agreement also positions Axaron to apply Lynx’s technologies to specific disorders in the neuroscience field. Under the terms of the extended agreement, the Company received from Axaron a $5.0 million technology license fee funded entirely by BASF. Throughout the license the Company will furnish Axaron with Megaclone technology micro-beads, other reagents and additional MPSS technology instruments for use in Axaron’s research programs. The Company is recognizing the license fee ratably over the term of the license.

     Lynx and BASF AG have agreed to continue their support of Axaron’s growth, including an increase in the capital of Axaron. Lynx’s additional investment in 2001 of $4.5 million in Axaron will maintain Lynx’s ownership interest in Axaron at approximately 40%. Given our ownership share of Axaron and Lynx’s ability to exercise significant influence over Axaron’s operating and accounting policies, the Company has accounted for the investment under the equity method in accordance with APB Opinion No. 18. (See Note 3)

     Through December 31, 2001, the Company has received from Axaron aggregate payments of $9.3 million under all related agreements. The Company recorded license fee revenue of $0.4 million from Axaron in 2001. Lynx did not recognize any revenue from Axaron in 2000 and 1999. The Company may receive additional payments from Axaron over the remaining term of the technology licensing agreement from the sale to Axaron of proprietary reagents and additional MPSS technology instruments for use in Axaron’s research programs.

5. Sale of the Antisense Business

     In March 1998, Lynx sold its portfolio of phosphorothioate antisense patents and licenses and its therapeutic oligonucleotide manufacturing facility (collectively, the “Antisense Business”) to Inex Pharmaceuticals Corporation (“Inex”), a Canadian company. As partial consideration in this transaction, Lynx received $3 million in cash and 1.2 million shares of Inex common stock, in three equal installments, with the first 400,000 shares received in March 1998, the second 400,000 shares received in March 2000 and the third installment of 400,000 shares received in March 2001. The Inex common stock received by Lynx was subject to certain restrictions on trading for specific periods of time following receipt by Lynx. All such restrictions have either expired or have been relieved.

     Lynx recorded installments of the Inex common stock received on March 31, 2001 and 2000, at fair value, in other income when received. The Company recognized other income of $1.1 million in 2001 and $3.1 million in 2000 related to the receipt of shares. During fiscal year 2001, the Company sold 763,000 shares of Inex common stock. In connection with these sales the Company recognized gains of $1.0 million. These gains were offset by a loss of $1.6 million recorded in 2001 as a result of charges related to other than temporary declines in the fair values of Inex shares. At December 31, 2001 the Company held 437,000 shares of Inex stock.

LYNX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

6. License Agreements

     Lynx has entered into various license agreements with companies and academic institutions. Such agreements generally require Lynx to pay annual or semiannual license fees and are generally cancelable upon 60 to 120 days’ notice. The expenses associated with licenses were approximately $75,000, $90,000 and $86,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

7. Notes Receivable from Officers

     In 1999, the Company entered into loan agreements with certain officers of the Company. The aggregate loans total $360,000, are secured by second mortgages on real property, have interest accruable at rates of 4.83% to 6.02% per annum and are subject to early repayment under specified circumstances. The principal and interest on the loans will be forgiven, based on the officers’ continuous employment over a four-year period, in the following amounts: 50% on the second anniversary dates of employment; and 25% on each of the third and fourth anniversary dates of employment.

     In August 1998, Lynx entered into two loan agreements with an officer of the Company. Each loan is in the amount of $100,000, secured by a second mortgage on real property, with interest accruable at the rate of 5.57% per annum, and subject to early repayment under specified circumstances. The principal and interest on one loan are forgiven, based on the officer’s continuous employment over a four-year period, in the following amounts: 50% on the second anniversary date of employment; and 25% on each of the third and fourth anniversary dates of employment. The second loan is to be repaid by the officer according to the following schedule: 50% of the principal on the third anniversary date of employment; and the remainder of the principal plus accrued interest on the fourth anniversary date of employment. The second loan was paid in full in January 2002.

     In April 1997, Lynx entered into a full-recourse loan agreement with an officer of the Company. A note receivable of $250,000 was issued under a stock purchase agreement for the purchase of 50,000 shares of common stock whereby all the shares issued under the agreement are pledged as collateral. The outstanding principal amount is due and payable in full in April 2002, subject to an obligation to prepay under specified circumstances. Interest is payable upon the expiration or termination of the note and accrues at the rate of 6.49% per annum.

8. Related Party Transactions

     In 2001, the Company extended its technology licensing agreement with Axaron. The license extends Axaron’s right to use Lynx's proprietary MPSS and Megasort technologies non-exclusively in Axaron’s neuroscience, toxicology and microbiology programs until December 31, 2007. The Company received from Axaron a $5.0 million technology license fee which was recorded as deferred revenue and is being recognized on a straight-line basis over the noncancelable term of the agreement. The recorded revenue for 2001 was $443,000. The Company performed genomics discovery services for Axaron in 2001, and recorded service revenue of $10,000. In 2001, Lynx made a capital investment in Axaron of $4.5 million.

     The Company also subleases certain offices in Germany to Axaron. During 2001, 2000 and 1999, the Company received an immaterial amount of sublease income from Axaron. (See Note 3, 4 and 11)

LYNX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

9. Stockholders’ Equity

Common Stock

     At December 31, 2001, Lynx had reserved 3,778,405 shares of common stock for issuance upon the exercise of outstanding employee and non-employee stock options, upon the issuance of shares to be purchased pursuant to the employee stock purchase plan and upon the exercise of outstanding warrants as noted below:

Stock option grants outstanding	2,664,116
Shares available for option grants	551,475
Employee stock purchase plan shares	126,006
Warrants	436,808

3,778,405

     In October 2001, in connection with a collaboration agreement between Takara and the Company, the Company issued and sold 320,512 shares of common stock, at a purchase price of $3.12 per share, to Takara in a private placement pursuant to the terms and conditions of a common stock purchase agreement.

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

     In November 1996, Lynx issued common stock and options in exchange for shares of Spectragen, Inc. common stock and options held by certain officers, employees and one consultant of Spectragen, pursuant to an Agreement of Merger between Lynx and Spectragen. Spectragen was a wholly-owned subsidiary of Lynx at the time of the exchange. A portion of the shares were subject to repurchase rights, which expired ratably over a five-year period. Pursuant to the merger, and in accordance with APB 25, Lynx recorded approximately $1.4 million in deferred compensation for the difference between the fair market value of the Lynx stock and the deemed fair market value of the Spectragen stock on the day of acquisition. The deferred compensation will be charged ratably to expense as the repurchase rights expire.

     Also in November 1996, Lynx issued options to purchase shares of Lynx common stock in exchange for options to purchase shares of Spectragen common stock pursuant to the Agreement of Merger by and between the Company and Spectragen. In accordance with APB 25, Lynx recognized deferred compensation of $712,000 representing the difference between the exercise price of the options and the fair market value of the Company’s common stock on the day of the exchange. The deferred compensation is being charged to expense over the respective vesting periods of the grants.

LYNX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

9. Stockholders’ Equity (continued)

1992 Stock Option Plan

     In July 1992, the Board of Directors of the Company (the “Board”) adopted, and the stockholders subsequently approved, the Company’s 1992 Stock Option Plan (the “1992 Plan”). In May 1996, the stockholders approved an amendment to the 1992 Plan extending the term of the 1992 Plan until March 2006. In May 2001, the stockholders approved an amendment to the 1992 Plan, authorizing the increase in the number of shares authorized for issuance under the 1992 Plan from a total of 4,800,000 shares to 5,500,000 shares.

     Under the 1992 Plan, the exercise price of incentive stock options granted may not be less than 100% (110% in the case of options granted to a person who owns more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of Lynx’s common stock at the date of grant. Nonqualified options may be granted at not less than 85% of fair market value at the date of grant. Options generally vest over a five-year period from the date of grant and have a term of ten years (five years in the case of options granted to a person who owns more than 10% of the total combined voting power of all classes of stock of the Company).

     In December 1997, the Board approved the commencement of vesting of certain performance-based stock options that had been granted to certain employees prior to the merger between Spectragen and Lynx. In connection with this action, Lynx recognized deferred compensation of $4.1 million representing the difference between the exercise price of the options and the fair market value of the Company’s common stock at the time of the December 1997 approval. The deferred compensation will be charged to expense over the period beginning December 1997, through the end of the five-year vesting period.

     The stock option activity under the 1992 Plan was as follows:

	Options Outstanding

	Available for	Number of Shares	Weighted Average
	Grant	Subject to Options	Exercise Price

Balance at December 31, 1998	785,841	1,429,722	$5.35
Shares authorized	200,000	—	—
Options granted	(639,000)	639,000	$11.20
Options exercised	—	(68,994)	$2.70
Options canceled	40,246	(57,231)	$7.10

Balance at December 31, 1999	387,087	1,942,497	$7.32
Shares authorized	600,000	—	—
Options granted	(736,500)	736,500	$26.42
Options exercised	—	(178,385)	$4.72
Options canceled	42,004	(44,079)	$11.31

Balance at December 31, 2000	292,591	2,456,533	$13.16
Shares authorized	700,000	—	—
Options granted	(680,200)	680,200	$7.84
Options exercised	—	(217,932)	$2.10
Options canceled	239,084	(254,685)	$11.07

Balance at December 31, 2001	551,475	2,664,116	$12.96

To date, all options granted under the 1992 Plan are nonqualified options. Certain officers and employees of the Company were granted the right to exercise their options prior to vesting, subject to the Company’s right of repurchase at the original issue price, which lapses ratably over five years. As of December 31, 2001, 3,334 shares outstanding were subject to repurchase.

LYNX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

9. Stockholders’ Equity (continued)

     The options outstanding at December 31, 2001 have been segregated into ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable

	Options	Weighted-average	Weighted-	Options currently	Weighted-
	outstanding at	remaining	average	exercisable at	average
Range of	December 31,	contractual life	exercise	December 31,	exercise
exercise prices	2001	(in years)	price	2001	price

$0.10 - $0.10	574	0.50	$0.10	574	$0.10
$0.38 - $1.54	270,698	4.49	$1.41	196,542	$1.36
$2.00 - $6.00	283,456	5.57	$4.78	216,800	$4.93
$6.10 - $8.14	322,000	9.34	$6.79	27,466	$7.19
$8.38 - $9.06	273,000	7.49	$8.78	115,064	$8.61
$9.13 - $10.63	344,608	8.29	$10.16	106,029	$9.92
$10.75 - $11.50	378,567	7.63	$11.36	170,839	$11.37
$11.56 - $15.75	448,313	7.52	$14.49	241,812	$14.43
$16.00 - $55.25	262,900	8.59	$29.56	71,115	$29.85
$76.75 - $76.75	80,000	8.15	$76.75	26,832	$76.75

$0.10 - $76.75	2,664,116	7.46	$12.96	1,173,073	$11.24

1998 Employee Stock Purchase Plan

     In May 1998, the stockholders approved the adoption of the Company’s 1998 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan authorized the issuance of 200,000 shares of common stock pursuant to purchase rights granted to employees of the Company and is intended to be an “employee stock purchase plan” as defined in Section 423 of the Internal Revenue Code. As of December 31, 2001, a total of 73,994 shares of common stock have been issued to employees at an aggregate purchase price of $782,437 and weighted-average purchase price of $10.57 per share pursuant to offerings under the Purchase Plan, and 126,006 shares remained available for future issuance.

Pro Forma Information

     Pro forma information regarding net loss and net loss per share is required by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”) and has been determined as if the Company had accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The weighted-average fair value of options granted in 2001, 2000 and 1999 was $7.84, $20.38 and $7.87 per share, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model for the single option approach with the following weighted-average assumptions: a risk-free interest rate of 4.35%, 6.0% and 4.97% for 2001, 2000 and 1999, respectively; a weighted-average expected life of five years for 2001, 2000 and 1999 grants; an expected dividend yield of zero for all three years; and a volatility factor of the expected market price of the Company’s common stock of 109% for 2001, 100% for 2000 and 86% for 1999.

     Under SFAS 123, the fair value for the 1998 Employee Stock Purchase Plan options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rate of 2.2%, 6.0% and 4.97%; no dividend yields; volatility factor of the expected market price of the Company’s common stock of 109%, 100% and 86%; and a weighted-average expected life of 0.47, 0.55 and 0.49 years. The weighted-average fair value of those purchase rights granted in 2001, 2000 and 1999, respectively, was $8.31, $7.58 and $5.13.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

LYNX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

9. Stockholders’ Equity (continued)

     Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant date for awards under the plan consistent with the method of SFAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	Year Ended December 31,

	2001	2000	1999

	(in thousands, except per share amounts)
Net loss
Historical	$(16,730)	$(13,301)	$(6,664)
Pro forma	$(22,706)	$(16,839)	$(7,874)
Net loss per share
Historical	$(1.31)	$(1.17)	$(0.60)
Pro forma	$(1.78)	$(1.48)	$(0.71)

10. Income Taxes

     The provision for income taxes of $81,000 for 2001 consists of foreign withholding tax due on a payment received from one of Lynx’s customers. The provision for income taxes of $81,000 and $500,000 for 2001 and 2000, respectively relate entirely to foreign taxes. The provision of $258,000 for 1999 consists entirely of alternative minimum tax.

     In the accompanying statements of operations, “Loss before provision for income taxes” includes the following components for the years ended December 31 (in thousands):

	Year Ended December 31,

	2001	2000	1999

Domestic	$(15,705)	$(12,071)	$(5,936)
Foreign	(944)	(730)	(470)

	$(16,649)	$(12,801)	$(6,406)

     The reconciliation of income tax expense (benefit) attributable to continuing operations computed at the U.S. federal statutory rates to income tax expense (benefit) for the fiscal years ended December 31, 2001, 2000 and 1999 is as follows (in thousands):

	Year Ended December 31,

	2001	2000	1999

Tax provision (benefit) at U.S. statutory rate	$(5,675)	$(4,352)	$(2,178)
Alternative minimum tax	—	—	258
Foreign taxes	81	500	—
Loss for which no tax benefit is currently recognizable	5,675	4,352	2,178

	$81	$500	$258

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	2001	2000

Deferred tax assets:
Net operating loss carryforwards	$19,350	$13,427
Research and development tax credit carryforwards	5,310	5,124
Alternative minimum tax credit carryforwards	270	218
Capitalized research and development expenditures	2,820	1,422
Deferred revenues	8,180	9,865
Reserves and accruals	630	741
Valuation allowance	(36,560)	(30,623)

	2001	2000

Deferred tax assets net of valuation allowance	—	174
Deferred tax liabilities:
Other	—	174

Net deferred tax assets	$—	$—

     Realization of deferred tax assets is dependent on future earnings, if any, the timing and the amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as of December 31, 2001 and 2000 has been established to reflect these uncertainties. The change in the valuation allowance was a net increase of approximately $5.9 million, $9.6  million and $3.6 million for the fiscal years ended December 31, 2001, 2000 and 1999, respectively. Approximately $4.1 million of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized will be allocated directly to contributed capital.

     As of December 31, 2001, the Company had a federal net operating loss carryforward of approximately $56.6 million, which will expire at various dates from 2010 through 2021, if not utilized. The Company has a state net operating loss carryforward of approximately $1.9 million, which will expire in 2011.

     As of December 31, 2001, the Company also had federal and California research and development and other tax credit carryforwards of approximately $3.3 million and $3.0 million, respectively. The federal research and development credit will expire at various dates from 2007 through 2021, if not utilized.

     Utilization of the Company’s net operating cost may be subject to substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization. Utilization of federal and California net operating losses and credit carryforwards incurred prior to February 1994 is limited on an annual basis under the Internal Revenue Code of 1986, as amended, as a result of an ownership change in 1994.

11. Obligations under Operating Leases

     In August 1993, the Company entered into a noncancelable operating lease for facilities that expires on July 31, 2003. In 1998, the Company entered into an agreement to sublease a portion of this space, and in 1999, through a subsequent agreement, subleased the remaining portion of the facility. The term of the sublease runs through July 2003. Rent from the sublease is sufficient to cover the rent and other operating expenses incurred by Lynx under the terms of the 1993 lease.

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

     In June 1998, Lynx GmbH entered into a noncancelable operating lease for facilities space of approximately 6,300 square feet in Heidelberg, Germany, to house its operations. The space will be developed and occupied in phases, depending on the growth of the organization. The lease terminates in June 2005. A portion of such space is currently being subleased by Axaron.

     The Company also leases equipment under various operating lease agreements subject to minimum annual lease payments. Minimum annual rental commitments and sublease income under non-cancelable operating leases are as follows (in thousands):

	Lease	Sublease
Years Ending December 31:	Commitments	Income

2002	$3,202	$1,144
2003	3,037	682
2004	2,752	—
2005	2,817	—
2006	2,892	—
Thereafter	5,730	—

	$20,430	$1,826

LYNX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

11. Obligations under Operating Leases (continued)

     Rent expense for facilities and equipment under operating leases was $2,854,000, $2,055,000 and $1,733,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Rental income for the facilities under sublease was $1,227,000, $1,127,000 and $990,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

12. 401(k) Plan

     In October 1992, Lynx adopted a 401(k) Plan covering all of its employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to 15% (subject to an annual limit prescribed by the Code as described below) and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional contributions to the 401(k) Plan by Lynx on behalf of all participants in the 401(k) Plan. In the years ended 2001, 2000 and 1999, the Company contributed $99,500, $74,000 and $52,000, respectively.

13. Equipment Financing

     In 1998, the Company entered into a financing agreement with a financial institution, TransAmerica Business Credit Corporation (“TransAmerica”) under which Lynx drew down $4.8 million during 1999 for the purchase of equipment and certain other capital expenditures. Lynx granted the TransAmerica a security interest in all items financed by the Company under this agreement. Each draw down under the loan has a term of 48 months from the date of the draw down at interest rates ranging from 10.9% to 11.8%. The original draw down period under the agreement expired on March 31, 2000. In September 2000, Lynx obtained additional financing of $950,000 under an amendment to the original financing agreement. As of December 31, 2001, the principal balance under loans outstanding under this agreement was approximately $3.3 million. Accumulated depreciation relating to these assets amounted to $4.4 million and $2.5 million for the years ended December 31, 2001 and 2000, respectively. The carrying amounts of the Company’s borrowings under its equipment financing approximate their fair values. The fair values are estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

     Principal payments based on equipment loans outstanding at December 31, 2001 are (in thousands):

2002	$1,445
2003	1,542
2004	264

$3,251

14. Quarterly Results (Unaudited)

	Fiscal Year 2001 Quarter Ended

	Mar. 31	June 30	Sept. 30	Dec. 31

	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$3,395	$4,357	$5,764	$5,738
Loss from operations	(5,218)	(4,634)	(3,673)	(3,502)
Net loss	(5,698)	(4,576)	(3,690)	(2,766)
Basic and diluted net loss per share	$(0.50)	$(0.37)	$(0.27)	$(0.21)

	Fiscal Year 2000 Quarter Ended

	Mar. 31	June 30	Sept. 30	Dec. 31

	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$3,016	$2,834	$3,425	$3,349
Loss from operations	(3,918)	(3,421)	(5,177)	(4,443)
Net loss	(481)	(3,167)	(4,966)	(4,687)
Basic and diluted net loss per share	$(0.04)	$(0.28)	$(0.44)	$(0.41)

LYNX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

14. Quarterly Results (Unaudited) (continued)

     Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters may not be equal to the full year net loss per share amounts.

15. Subsequent Events (Unaudited)

     In March 2002, the Company sold its intellectual property rights under the N3’-P5’ phosphoramidate patent estate to Geron Corporation. Lynx received approximately $2.5 million in a combination of cash and common stock from Geron for the direct sale of the Lynx patent estate. The agreement with Geron covers the sale of a family of patents covering process and compositional matter claims related to oligonucleotides containing phosphoramidate backbone linkages.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Our executive officers and directors, and their ages as of February 1, 2002 are as follows:

Name	Age	Position

Craig C. Taylor(1)(2)	51	Chairman of the Board
Norman J. W. Russell, Ph.D.	49	President, Chief Executive Officer and Director
Edward C. Albini	44	Chief Financial Officer and Secretary
Richard P. Woychik, Ph.D.	49	Chief Scientific Officer
William K. Bowes, Jr.(1)(2)	75	Director
Sydney Brenner, M.B., D. Phil	75	Director and Principal Scientific Advisor
Leroy Hood, M.D., Ph.D.	63	Director
James C. Kitch(1)(2)	54	Director
David C. U’Prichard, Ph.D.	53	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

     Craig C. Taylor was elected Chairman of the Board of Directors of Lynx in December 2000, has served as a director since March 1994 and served as Acting Chief Financial Officer from July 1994 to April 1997. He has been active in venture capital since 1977, when he joined Asset Management Company, a venture capital firm. He is a general partner of AMC Partners 89 L.P., which serves as the general partner of Asset Management Associates 1989 L.P., a private venture capital partnership. He currently serves as a director of Pharmacyclics, Inc., a biotechnology company, and several private companies.

     Norman J. W. Russell, Ph.D., joined Lynx in October 1999 as President and Chief Executive Officer and was elected to the Board of Directors in December 1999. Prior to joining Lynx, he was Head of Biological Science and Technology at AstraZeneca Pharmaceuticals, a pharmaceutical company. His previous positions in 20 years at AstraZeneca included Head of Target Discovery, Head of International Genomics and Head of Biotechnology. Dr. Russell earned a Ph.D. in Physiology from Glasgow University, Scotland.

     Edward C. Albini has served as Chief Financial Officer of Lynx since April 1997 and was elected Secretary in February 1998. From January 1983 to April 1997, Mr. Albini served in various financial management positions with Genentech, Inc., a biotechnology company. His most recent role at Genentech was as the Director of Financial Planning and Analysis. Mr. Albini holds a B.S. degree in Accounting from Santa Clara University and an M.B.A. degree from the Walter A. Haas School of Business at the University of California, Berkeley. Mr. Albini is also a certified public accountant.

     Richard P. Woychik, Ph.D., joined Lynx in January 2001 as Chief Scientific Officer. Prior to joining Lynx, Dr. Woychik was Senior Director and Head of the Global R&D Molecular Genetics Research Center at Pfizer, a pharmaceutical company, from 1998 to 2000. From 1997 to 1998, Dr. Woychik was a Professor in the Departments of Pediatrics, Genetics and Pharmacology and Vice Chairman for Research in Pediatrics at Case Western Reserve University and from 1987 to 1997, he was a research scientist at the Oak Ridge National Laboratory. Dr. Woychik earned his Ph.D. in Molecular Biology at Case Western Reserve University.

     William K. Bowes, Jr., has served as a director of Lynx since March 1994. He has been a general partner of U.S. Venture Partners, a venture capital partnership, since 1981. He currently serves as a director of Amgen, Inc., a biotechnology company, AMCC, an integrated circuit company, XOMA Corporation, a biotechnology company, and U.S. Venture Partners’ privately owned portfolio company.

     Sydney Brenner, M.B., D.Phil., has served as a director of Lynx since October 1993. He is a distinguished Professor at the Salk Institute of Biological Studies in La Jolla, California. He served as Director and President of The Molecular Sciences Institute, a non-profit research institute in Berkeley, California from July 1996 to January 2001, when he retired as Director of Research. In September 1996, he retired from his position of Honorary Professor of Genetic Medicine, University of Cambridge Clinical School. From 1986 to his retirement in 1991, Dr. Brenner directed the Medical Research Council Unit of Molecular Genetics. He was a member of the Scripps Research Institute in La Jolla, California, until December 1994. Dr. Brenner is the principal inventor of Lynx’s bead-based technologies.

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

     David C. U’Prichard, Ph.D. has served as a director of Lynx since March 2001. Since September 1999, he has served as the Chief Executive Officer of 3-Dimensional Pharmaceuticals, Inc., a pharmaceutical company. From 1997 until 1999, he served as the President, Research and Development, for SmithKline Beecham Pharmaceuticals, a pharmaceutical company. Prior to joining SmithKline Beecham, from 1994 to 1997, Dr. U’Prichard served as International Research Director of Zeneca Pharmaceuticals, Inc., and, from 1991 to 1994, he managed research groups at ICI Pharmaceuticals, Inc. and Zeneca, both in the U.S. and U.K. Dr. U’Prichard received a B.Sc. in Pharmacology from the University of Glasgow in 1970, and a Ph.D. in Pharmacology from University of Kansas in 1975. He currently serves as a director of 3-Dimensional Pharmaceuticals and several private companies.

Compliance with the Reporting Requirements of Section 16(a)

     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent (10%) of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities, officers, directors and greater than ten percent (10%) stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, based solely on a review of the copies of such reports furnished to us, during the calendar year ended December 31, 2001, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) beneficial owners were complied with, except for Dr. U’Prichard’s Form 3 that was filed late.

Item 11. Executive Compensation

     The following table sets forth certain compensation paid by Lynx during the calendar years ended December 31, 2001, 2000 and 1999, to our (i) Chief Executive Officer; (ii) other most highly compensated executive officers whose compensation exceeded $100,000; and (iii) one former executive officer who departed Lynx during the fiscal year 2001 (the “Named Executive Officers”):

Summary Compensation Table

		Annual Compensation				Long-Term Compensation Awards

						Restricted
				Other		Stock	Securities
		Salary	Bonus	Annual		Awards	Underlying	All Other
Name and Principal Position	Year	($)	($)	Compensation ($)		($)	Options (#)	Compensation ($)

Norman J. W. Russell, Ph.D.,	2001	$290,192	–	$100,000	(1)	–	–	–
President & Chief Executive	2000	$262,571	–	–		–	–	–
Officer	1999	$109,527	–	$33,212	(2)	–	200,000	–

Edward C. Albini,	2001	$205,185	–	$750	(3)	–	–	–
Chief Financial Officer	2000	$196,405	–	$750	(3)	–	70,000	–
	1999	$163,730	–	$750	(3)	–	–	–

William Wong, Ph.D.,	2001	$198,570	–	$40,750	(3)(4)	–	100,000	–
Vice President, Business Development

Richard P. Woychik, Ph.D.,	2001	$209,796	–	$60,750	(3)(5)	–	100,000	–
Chief Scientific Officer

(1)	Pursuant to Dr. Russell’s employment agreement, a portion of his loan of $250,000 was forgiven in October 2001.

(2)	Dr. Russell joined Lynx as President and Chief Executive Officer in October 1999. Prior to this time, Dr. Russell was employed by Lynx Therapeutics GmbH, our wholly-owned subsidiary, beginning in July 1999. Dr. Russell’s compensation received while employed by Lynx GmbH is reflected under Other Annual Compensation.

(3)	Includes contribution made by Lynx to the 401(k) Plan on behalf of such employee.

(4)	Includes a sign-on bonus received by Dr. Wong when he joined Lynx in January 2001. Dr. Wong terminated his employment with us in November 2001, and repaid a portion of his sign-on bonus.

(5)	Includes a sign-on bonus received by Dr. Woychik when he joined Lynx in January 2001.

     Except as disclosed above, no compensation characterized as long-term compensation, including restricted stock awards issued at a price below fair market value or long-term incentive plan payouts, was paid by us during the year ended December 31, 2001, to any of the Named Executive Officers.

Stock Option Grants and Exercises

     We grant options to our executive officers under our 1992 Stock Option Plan, as amended. As of February 1, 2002, options to purchase a total of 2,664,116 shares were outstanding under the 1992 Stock Option Plan, and options to purchase 551,475 shares remained available for grant thereunder.

     The following table sets forth, for each of the Named Executive Officers, certain information regarding options granted to, exercised by and held during the year ended December 31, 2001.

Option Grants in Last Fiscal Year

	Individual Grants				Potential Realizable Value at Assumed Annual Rate
					of Stock Price Appreciation
	Number of Securities	% of Total Options	Exercise or		for Option Term (2)
	Underlying Options	Granted to Employees	Base Price	Expiration
Name(3)	Granted	in Fiscal Year(1)	($/sh)	Date	5%($)	10%($)

William Wong, Ph.D.	100,000	14.70%	9.06	01/08/11	569,779	1,443,931
Richard P. Woychik, Ph.D.	100,000	14.70%	9.06	01/08/11	569,779	1,443,931

(1)	Based on options for an aggregate of 680,200 shares granted to employees of, and consultants to, Lynx during the year ended December 31, 2001, including the Named Executive Officer.

(2)	The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option, and that the option is exercised and sold on the last day of the term for the appreciated stock price.

(3)	No options were granted to or exercised by Norman J. W. Russell or Edward C. Albini during the year ended December 31, 2001.

     The following table sets forth certain information concerning the number of options exercised by the Named Executive Officers during the year ended December 31, 2001, and the number of shares covered by both exercisable and unexercisable stock options held by the Named Executive Officers. Also reported are values for “in-the-money” options that represent the positive spread between the respective exercise prices of outstanding options and the fair market value of our common stock as of December 31, 2001 ($4.03 per share).

Aggregated Option Exercises in the Year Ended December 31, 2001 and Option Values

					Value of Unexercised
			Number of Unexercised		In-the-Money Options at
	Shares		Options at Year-End		Year-End (1)
	Acquired on	Value
Name	Exercise	Realized (1)	Exercisable	Unexercisable	Exercisable	Exercisable

Norman J. W. Russell, Ph.D.	—	—	96,666	103,334	—	—
Edward C. Albini	—	—	38,333	11,667	—	—
	—	—	14,666	25,334	—	—
	—	—	9,500	20,500	—	—
William Wong, Ph.D.	—	—	—	100,000	—	—
Richard P. Woychik, Ph.D.	—	—	—	100,000	—	—

(1)	Based on the fair market value of our common stock at December 31, 2001 ($4.03), minus the exercise price of the options, multiplied by the number of shares underlying the options.

Employment, Severance and Change of Control Agreements

     In October 1999, we entered into an employment agreement with Dr. Norman J. W. Russell, President and Chief Executive Officer, providing for an annual compensation of $255,000 per year and an option to purchase 200,000 shares of common stock at an exercise price of $11.31 per share, subject to a five-year vesting schedule. If Dr. Russell is terminated due to a change in control of Lynx, Dr. Russell’s shares covered by the option shall accelerate so that fifty percent of the then unvested shares covered by the option shall immediately vest and become exercisable upon the effective date of the change in control. We also provided Dr. Russell with a loan in the amount of $250,000 for the sole purpose of the purchase of a house, which loan shall be secured by the property, and is forgivable over a four-year period.

Compensation of Directors

     We do not compensate directors for services as directors. Non-employee directors are eligible to participate in our 1992 Stock Option Plan. Options granted to non-employee directors under our 1992 Stock Option Plan are discretionary and intended by the Company not to qualify as incentive stock options under the Code.

     During the last fiscal year, we granted options covering 20,000 shares to Dr. U’Prichard, at an exercise price per share of $10.34. The fair market value of the common stock on the last market trading day prior to the date of grant was $10.34 per share (based on the closing sales price reported on the Nasdaq National Market. As of February 1, 2002, no options have been exercised by non-employee directors under our 1992 Stock Option Plan.

     In June 2001, Dr. Brenner entered into a consulting agreement with us. Pursuant to the agreement, Dr. Brenner performs consulting services of at least eight to sixteen hours per month in consideration of his standard consulting fee. In 2001, Dr. Brenner received $33,000 in consulting fees for services performed for us.

Compensation Committee Interlocks and Insider Participation

     Our Compensation Committee was established in March 1994 and is currently composed of three non-employee directors: Messrs. Bowes, Kitch and Taylor. Mr. Taylor served as Acting Chief Financial Officer of Lynx from July 1994 to April 1997. There were no officers or employees of Lynx who participated in deliberations of the Compensation Committee concerning executive officer compensation during the year ended December 31, 2001.

Limitations of Liability and Indemnification

     Our Bylaws provide that the we will indemnify our directors and executive officers and may indemnify our other officers, employees and other agents to the fullest extent permitted by Delaware law. We are also empowered under our Bylaws to enter into indemnification agreements with our directors and officers and to purchase insurance on behalf of any person whom we are required or permitted to indemnify. Pursuant to this provision, we have entered into indemnity agreements with each of our directors and executive officers.

     In addition, our Certificate of Incorporation provides that, to the fullest extent permitted by Delaware law, our directors will not be liable for monetary damages for breach of the directors’ fiduciary duty of care to Lynx and our stockholders. This provision in the Certificate of Incorporation does not eliminate the duty of care, and in appropriate circumstances, equitable remedies such as an injunction or other forms of nonmonetary relief would remain available under Delaware law. Each director will continue to be subject to liability for breach of the director’s duty of loyalty to Lynx, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for acts or omissions that the director believes to be contrary to the best interests of Lynx or our stockholders, for any transaction from which the director derived an improper personal benefit, for acts or omissions involving a reckless disregard for the director’s duty to Lynx or our stockholders when the director was aware or should have been aware of a risk of serious injury to Lynx or our stockholders, for acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director’s duty to Lynx or our stockholders, for improper transactions between the director and Lynx and for improper distributions to stockholders and loans to directors and officers. This provision also does not affect a director’s responsibilities under any other laws such as the federal securities laws or state or federal environmental laws.

     No pending material litigation or proceeding involving a director, officer, employee or other agent of Lynx as to which indemnification is being sought exists, and we are not aware of any pending or threatened material litigation that may result in claims for indemnification by any director, officer, employee or other agent.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of the common stock as of February 1, 2002 by (i) each stockholder who is known by us to own beneficially more than 5% of the common stock; (ii) each Named Executive Officer; (iii) each director of Lynx; and (iv) all of our current directors and executive officers as a group.

	Common Stock (1)

	Number
Name of Beneficial Owner	of Shares	Percent

Norman J. W. Russell, Ph.D.(2)	110,000	**

	Common Stock (1)

	Number
Name of Beneficial Owner	of Shares	Percent

Edward C. Albini(3)	119,219	**
Richard P. Woychik, Ph.D.(4)	23,333	**
William Wong, Ph.D.(5)	0	**
Craig C. Taylor(6)	437,158	3.2%
William K. Bowes, Jr.(7)	185,163	1.3%
Sydney Brenner, M.B., D. Phil.(8)	342,000	2.5%
Leroy Hood, M.D., Ph.D.(9)	19,117	**
James C. Kitch(10)	41,909	**
David C. U’Prichard, Ph.D.(11)	7,321	**
All directors and officers as a group (10 persons)(12)	1,285,220	9.1%

**	Less than one percent.

(1)	Except as otherwise noted, and subject to community property laws where applicable, each person or entity named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by him, her or it. Percentage of beneficial ownership is based on 13,805,453 shares of common stock outstanding as of February 1, 2002, except as otherwise noted in the footnotes. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options currently exercisable or exercisable within 60 days of February 1, 2002, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of beneficial ownership of any other person.

(2)	Consists of 110,000 shares of common stock issuable upon exercise of stock options held by Dr. Russell that are exercisable within 60 days of February 1, 2002.

(3)	Includes 68,499 shares of common stock issuable upon exercise of stock options held by Mr. Albini that are exercisable within 60 days of February 1, 2002.

(4)	Includes 23,333 shares of common stock issuable upon exercise of stock options held by Dr. Woychik that are exercisable within 60 days of February 1, 2002.

(5)	None of the options granted to Dr. Wong in January 2001 were exercised prior to the date he terminated his employment with us in November 2001.

(6)	Includes 53,243 shares of common stock, 10,000 shares of common stock issuable upon exercise of stock options and 9,811 shares of common stock issuable upon exercise of a warrant held by Mr. Taylor. Also includes 364,104 shares of common stock held by Asset Management Associates 1989 L.P. Mr. Taylor, the Chairman of the Board of Lynx, is a general partner of AMC Partners 89, which is the general partner of Asset Management 1989 L.P. Mr. Taylor shares the power to vote and control the disposition of shares held by Asset Management 1989 L.P. and, therefore, may be deemed to be the beneficial owner of such shares. Mr. Taylor disclaims beneficial ownership of such shares, except to the extent of his pro-rata interest therein.

(7)	Includes 35,401 shares of common stock held by Mr. Bowes, 17,606 shares of common stock held by the William K. Bowes Charitable Remainder Trust, of which Mr. Bowes is Trustee, and 10,000 shares of common stock issuable upon exercise of stock options held by Mr. Bowes. Also includes 122,156 shares of common stock held by entities affiliated with U.S. Venture Partners IV, L.P., or U.S.V.P. IV. Mr. Bowes, a director of Lynx, is a general partner of Presidio Management Group IV, the general partner of U.S.V.P. IV. Mr. Bowes shares the power to vote and control the disposition of shares held by U.S.V.P. IV and, therefore, may be deemed to be the beneficial owner of such shares. Mr. Bowes disclaims beneficial ownership of such shares, except to the extent of his pro-rata interest therein.

(8)	Includes 112,000 shares of common stock issuable upon exercise of stock options held by Dr. Brenner that are exercisable within 60 days of February 1, 2002.

(9)	Includes 12,221 shares of common stock issuable upon exercise of stock options held by Dr. Hood that are exercisable within 60 days of February 1, 2002.

(10)	Includes 17,985 shares of common stock, 3,924 shares of common stock issuable upon exercise of a warrant held by Mr. Kitch and 20,000 shares of common stock issuable upon exercise of stock options, held by Mr. Kitch for the benefit of Cooley Godward LLP. He shares the power to vote and control the disposition of such shares and, therefore, may be deemed to be the beneficial owner of such shares. Mr. Kitch disclaims beneficial ownership of such shares, except to the extent of his pro-rata interest therein.

(11)	Includes 7,221 shares of common stock issuable upon exercise of stock options held by Dr. U’Prichard that are exercisable within 60 days of February 1, 2002.

(12)	Includes 486,260 shares of common stock held by entities affiliated with certain directors and 387,009 shares of common stock issuable upon exercise of stock options and warrants held by directors and officers that are exercisable within 60 days of February 1, 2002. See Notes 2 through 10 above.

Item 13. Certain Relationships and Related Transactions

     In November 1999, we entered into a loan agreement with Norman J. W. Russell, Ph.D., President, Chief Executive Officer and a director. The loan is in the amount of $250,000, secured by a second mortgage on real property, with interest accruable at the rate of 6.02% per annum, and subject to early repayment under specified circumstances. The principal and interest on the loan will be forgiven, based on the officer’s continuous employment over a four-year period, in the following amounts: 50% on the second anniversary date of employment; and 25% on each of the third and fourth anniversary dates of employment. In November 2001, $100,000 was forgiven. At February 1, 2002, the outstanding principal and accrued interest on the loan was $142,391.

     In April 1997,we entered into a full-recourse loan agreement with Edward C. Albini, our Chief Financial Officer and Secretary. A note receivable of $250,000 was issued under a stock purchase agreement for the purchase of 50,000 shares of common stock whereby all the shares issued under the agreement are pledged as collateral. The outstanding principal amount is due and payable in full in April 2002, subject to an obligation to prepay under specified circumstances. Interest is payable upon the expiration or termination of the note and accrues at the rate of 6.49% per annum. At February 1, 2002, the outstanding principal and accrued interest on the loan was $326,438.

     For legal services rendered during the calendar year ended December 31, 2001, we paid approximately $394,000 to Cooley Godward LLP, Lynx’s counsel, of which Mr. Kitch, a director of Lynx, is a partner.

     Our Bylaws provide that we will indemnify our directors and executive officers and may indemnify our other officers, employees and other agents to the fullest extent permitted by Delaware law. We are also empowered under our Bylaws to enter into indemnification agreements with our directors and officers and to purchase insurance on behalf of any person whom we are required or permitted to indemnify. Pursuant to this provision, we have entered into indemnity agreements with each of our directors and executive officers and certain employees.

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

     (a)  Financial Statements, Schedules and Exhibits

(1) The following index, Report of Ernst & Young LLP, Independent Auditors, and financial statements set forth on pages 26 through 31 of this report are being filed as part of this report:

(i) Report of Ernst & Young LLP, Independent Auditors.

(ii) Consolidated Balance Sheets as of December 31, 2001 and 2000

(iii) Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

(iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2001, 2000 and 1999.

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

(vi) Notes to Consolidated Financial Statements.

(2) All schedules are omitted because they are not required, are not applicable, or the information is included in the consolidated financial statement or notes thereto.

(3) The following documents are being filed as part of this report:

Exhibit No.	Description of Document

2.1	Acquisition Agreement, dated as of February 4, 1998, by and between the Company and Inex Pharmaceuticals Corporation, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 24, 1998.
3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.
3.2	Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.
4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Company’s Statement Form 10 (File No. 0-22570), as amended.
10.1	Form of Indemnity Agreement entered into between the Company and its directors and officers, incorporated by reference to Exhibit 10.7 of the Company’s Statement Form 10 (File No. 0-22570), as amended.
10.2**	The Company’s 1992 Stock Option Plan (the “Stock Option Plan”), incorporated by reference to Exhibit 10.8 of the Company’s Statement Form 10 (File No. 0-22570), as amended.
10.3**	Form of Incentive Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.9 of the Company’s Statement Form 10 (File No. 0-22570), as amended.
10.4**	Form of Nonstatutory Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.10 of the Company’s Statement Form 10 (File No. 0-22570), as amended.
10.5	Agreement of Assignment and License of Intellectual Property Rights, dated June 30, 1992, by and between the Company and ABI, incorporated by reference to Exhibit 10.11

Exhibit No.	Description of Document

of the Company’s Statement Form 10 (File No. 0-22570), as amended.
10.6	Amended and Restated Investor Rights Agreement, dated as of November 1, 1995, incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K for the period ended December 31, 1995.
10.7+	Technology Development and Services Agreement, dated as of October 2, 1995, by and among the Company, Hoechst Aktiengesellschaft and its subsidiary, Hoechst Marion Roussel, Inc., incorporated by reference to Exhibit 10.28 of the Company’s Form 10-K for the period ended December 31, 1995.
10.7.1+	Amended and Restated First Amendment to Technology Development and Services Agreement, dated May 1, 1998, by and between the Company and Hoechst Marion Roussel, Inc., incorporated by reference to Exhibit 10.36 of the Company’s Form 10-Q for the period ended June 30, 1998.
10.7.2+	Second Amendment to Technology Development and Services Agreement, dated March 1, 1999, by and among the Company, Hoechst Marion Roussel, Inc. and its affiliate Hoechst Schering AgrEvo GmbH, incorporated by reference to the indicated exhibit of the Company's Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.
10.7.3+	Third Amendment to Technology Development and Services Agreement, dated December 20, 1999, by and among the Company, Aventis Pharmaceutical Inc. and its affiliate Aventis CropScience GmbH, incorporated by reference to the indicated exhibit of the Company's Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.
10.8**	Stock Purchase Agreement dated as of April 14, 1997, by and between the Company and Edward C. Albini, incorporated by reference to Exhibit 10.32 of the Company’s Form 10-K for the period ended December 31, 1997.
10.9	Form of Common Stock Purchase Agreement, dated as of September 28, 1997, by and between the Company and the investors listed therein, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3, filed on October 31, 1997 (File No. 333-39171)
10.10	Lease dated as of February 27, 1998, by and between the Company and SimFirst, L.P., Limited Partnership, incorporated by reference to Exhibit 10.35 of the Company’s Form 10-Q for the period ended March 31, 1998.
10.11	The Company’s 1998 Employee Stock Purchase Plan (the “Purchase Plan”), incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 (File No. 333-59163)
10.12+	Research Collaboration Agreement, dated as of October 29, 1998, by and between the Company and E.I. Dupont de Nemours and Co., incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.
10.13	Master Loan and Security Agreement, dated as of October 26, 1998, by and between the Company and Transamerica Business Credit Corporation, incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.
10.14	Promissory Note No. 7, dated as of September 29, 2000, issued by the Company to Transamerica Business Credit Corporation, incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.
10.15+	Collaboration Agreement, dated as of September 30, 1999, by and between the Company and Hoechst Schering AgrEvo GmbH, incorporated by reference to Exhibit 10.16

Exhibit No.	Description of Document

of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.
10.16**	Employment Agreement dated as of October 18, 1999, by and between the Company and Norman John Wilkie Russell, Ph.D., incorporated by reference to Exhibit 10.13 of the Company’s Form 10-Q for the period ended September 30, 1999.
10.17+	Collaboration Agreement, dated as of October 1, 2000, by and between the Company and Takara Shuzo Co., Ltd,, incorporated by reference to Exhibit 10.18 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.
10.18	Securities Purchase Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.
10.19	Registration Rights Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.
10.20	Form of Warrant issued by the Company in favor of each investor thereto, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.
10.21+	Joint Venture Agreement, dated as of June 29, 2001, by and between the Company and BASF Aktiengesellschaft, incorporated by reference to Exhibit 10.18 of the Company’s Form 10-Q for the period ended June 30, 2001.
10.22+	First Amendment to Joint Venture Agreement, by and between the Company and BASF Aktiengesellschaft, dated as of August 14, 2001, incorporated by reference to Exhibit 10.22.2 of the Company’s Form 10-Q for the period ended September 30, 2001.
10.23+	Technology License Agreement, dated as of June 1, 2001, by and between the Company and BASF-LYNX Bioscience AG, incorporated by reference to Exhibit 10.19 of the Company’s Form 10-Q for the period ended June 30, 2001.
10.24	Common Stock Purchase Agreement, by and between the Company and Takara Shuzo Co., Ltd., dated as of October 1, 2001, incorporated by reference to Exhibit 10.24 of the Company’s Form 10-Q for the period ended September 30, 2001.
10.25+	Purchase Agreement, dated as of March 5, 2002, by and between Geron Corporation and Lynx Therapeutics, Inc., incorporated by reference to Exhibit 10.26 of the Company’s Current Report on From 8-K filed on March 18, 2002.
10.26+	Common Stock Purchase Agreement, dated as of March 5, 2002, by and between Geron Corporation and Lynx Therapeutics, Inc., incorporated by to Exhibit 10.27 of the Company’s Current Report on From 8-K filed on March 18, 2002.
21.1	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney. Reference is made to the signature page.

*	Being filed herewith; all other exhibits previously filed.

**	Management contract or compensatory plan or arrangement.

(+) Portions of this agreement have been deleted pursuant to our request for confidential treatment.

     (b)  REPORTS ON FORM 8-K

     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of April 2002.

LYNX THERAPEUTICS, INC.

By:	/s/ Norman J.W. Russell, Ph.D.

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

Signature	Title	Date

/s/ Norman J.W. Russell Norman J.W. Russell	President, Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2002

/s/ Craig C. Taylor Craig C. Taylor	Chairman of the Board	April 1, 2002

/s/ Edward C. Albini Edward C. Albini	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 1, 2002

/s/ William K. Bowes, Jr. William K. Bowes, Jr.	Director	April 1, 2002

/s/ Sydney Brenner Sydney Brenner	Director	April 1, 2002

/s/ James C. Kitch James C. Kitch	Director	April 1, 2002

/s/ Leroy Hood Leroy Hood	Director	April 1, 2002

/s/ David C. U’Prichard David C. U’Prichard	Director	April 1, 2002

EXHIBIT INDEX

Exhibit No.	Description of Document

2.1	Acquisition Agreement, dated as of February 4, 1998, by and between the Company and Inex Pharmaceuticals Corporation, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 24, 1998.
3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.
3.2	Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.
4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Company’s Statement Form 10 (File No. 0-22570), as amended.
10.1	Form of Indemnity Agreement entered into between the Company and its directors and officers, incorporated by reference to Exhibit 10.7 of the Company’s Statement Form 10 (File No. 0-22570), as amended.
10.2**	The Company’s 1992 Stock Option Plan (the “Stock Option Plan”), incorporated by reference to Exhibit 10.8 of the Company’s Statement Form 10 (File No. 0-22570), as amended.
10.3**	Form of Incentive Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.9 of the Company’s Statement Form 10 (File No. 0-22570), as amended.
10.4**	Form of Nonstatutory Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.10 of the Company’s Statement Form 10 (File No. 0-22570), as amended.
10.5	Agreement of Assignment and License of Intellectual Property Rights, dated June 30, 1992, by and between the Company and ABI, incorporated by reference to Exhibit 10.11 of the Company’s Statement Form 10 (File No. 0-22570), as amended.
10.6	Amended and Restated Investor Rights Agreement, dated as of November 1, 1995, incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K for the period ended December 31, 1995.
10.7+	Technology Development and Services Agreement, dated as of October 2, 1995, by and among the Company, Hoechst Aktiengesellschaft and its subsidiary, Hoechst Marion Roussel, Inc., incorporated by reference to Exhibit 10.28 of the Company’s Form 10-K for the period ended December 31, 1995.
10.7.1+	Amended and Restated First Amendment to Technology Development and Services Agreement, dated May 1, 1998, by and between the Company and Hoechst Marion Roussel, Inc., incorporated by reference to Exhibit 10.36 of the Company’s Form 10-Q for the period ended June 30, 1998.
10.7.2+	Second Amendment to Technology Development and Services Agreement, dated March 1, 1999, by and among the Company, Hoechst Marion Roussel, Inc. and its affiliate Hoechst Schering AgrEvo GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.
10.7.3+	Third Amendment to Technology Development and Services Agreement, dated December 20, 1999, by and among the

Exhibit No.	Description of Document

Company, Aventis Pharmaceutical Inc. and its affiliate Aventis CropScience GmbH, incorporated by reference to the indicated exhibit of the company's Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.
10.8**	Stock Purchase Agreement dated as of April 14, 1997, by and between the Company and Edward C. Albini, incorporated by reference to Exhibit 10.32 of the Company’s Form 10-K for the period ended December 31, 1997.
10.9	Form of Common Stock Purchase Agreement, dated as of September 28, 1997, by and between the Company and the investors listed therein, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3, filed on October 31, 1997 (File No. 333-39171)
10.10	Lease dated as of February 27, 1998, by and between the Company and SimFirst, L.P., Limited Partnership, incorporated by reference to Exhibit 10.35 of the Company’s Form 10-Q for the period ended March 31, 1998.
10.11	The Company’s 1998 Employee Stock Purchase Plan (the “Purchase Plan”), incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 (File No. 333-59163)
10.12+	Research Collaboration Agreement, dated as of October 29, 1998, by and between the Company and E.I. Dupont de Nemours and Co., incorporated by reference to the indicated exhibit of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.
10.13	Master Loan and Security Agreement, dated as of October 26, 1998, by and between the Company and Transamerica Business Credit Corporation, incorporated by reference to the indicated exhibit of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.
10.14	Promissory Note No. 7, dated as of September 29, 2000, issued by the Company to Transamerica Business Credit Corporation, incorporated by reference to the indicated exhibit of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.
10.15+	Collaboration Agreement, dated as of September 30, 1999, by and between the Company and Hoechst Schering AgrEvo GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.
10.16**	Employment Agreement dated as of October 18, 1999, by and between the Company and Norman John Wilkie Russell, Ph.D., incorporated by reference to Exhibit 10.13 of the Company’s Form 10-Q for the period ended September 30, 1999.
10.17+	Collaboration Agreement, dated as of October 1, 2000, by and between the Company and Takara Shuzo Co., Ltd,, incorporated by reference to the indicated Exhibit 10.18 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.
10.18	Securities Purchase Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.
10.19	Registration Rights Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.

Exhibit No.	Description of Document

10.20	Form of Warrant issued by the Company in favor of each investor thereto, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.
10.21+	Joint Venture Agreement, dated as of June 29, 2001, by and between the Company and BASF Aktiengesellschaft, incorporated by reference to Exhibit 10.18 of the Company’s Form 10-Q for the period ended June 30, 2001.
10.22+	First Amendment to Joint Venture Agreement, by and between the Company and BASF Aktiengesellschaft, dated as of August 14, 2001, incorporated by reference to Exhibit 10.22.2 of the Company’s Form 10-Q for the period ended September 30, 2001.
10.23+	Technology License Agreement, dated as of June 1, 2001, by and between the Company and BASF-LYNX Bioscience AG, incorporated by reference to Exhibit 10.19 of the Company’s Form 10-Q for the period ended June 30, 2001.
10.24	Common Stock Purchase Agreement, by and between the Company and Takara Shuzo Co., Ltd., dated as of October 1, 2001, incorporated by reference to Exhibit 10.24 of the Company’s Form 10-Q for the period ended September 30, 2001.
10.25+	Purchase Agreement, dated as of March 5, 2002, by and between Geron Corporation and Lynx Therapeutics, Inc., incorporated by reference to the indicated Exhibit 10.26 of the Company’s Current Report on From 8-K filed on March 18, 2002.
10.26+	Common Stock Purchase Agreement, dated as of March 5, 2002, by and between Geron Corporation and Lynx Therapeutics, Inc., incorporated by to the indicated Exhibit 10.27 of the Company’s Current Report on From 8-K filed on March 18, 2002.
21.1	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney. Reference is made to the signature page.

*	Being filed herewith; all other exhibits previously filed.

**	Management contract or compensatory plan or arrangement.

(+) Portions of this agreement have been deleted pursuant to our request for confidential treatment.