Form 10-Q
period 2002-03-31
LYNX THERAPEUTICS INC
filed 2002-05-15
CIK 913275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2002.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission File Number 0-22570

Lynx Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3161073 (I.R.S. Employer Identification No.)

25861 Industrial Blvd.
Hayward, CA 94545
(Address of principal
executive offices)

(510) 670-9300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

The number of shares of common stock outstanding as of May 10, 2002 was 28,405,453.

Lynx Therapeutics, Inc.

FORM 10-Q

For the Quarter Ended March 31, 2002

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Lynx Therapeutics, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2002	2001 *

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$337	$3,199
Short-term investments	1,598	2,310
Accounts receivable	936	1,152
Inventory	1,498	1,718
Other current assets	537	897

Total current assets	4,906	9,276
Property and equipment:
Leasehold improvements	12,238	12,225
Laboratory and other equipment	21,104	20,284

	33,342	32,509
Less accumulated depreciation and amortization	(15,466)	(14,283)

Net property and equipment	17,876	18,226
Investment in related party	3,665	4,452
Other non-current assets	497	548

	$26,944	$32,502

Liabilities and stockholders’ equity (net capital deficiency)
Current liabilities:
Accounts payable	$2,840	$2,037
Accrued compensation	728	694
Deferred revenues — current portion	5,093	5,259
Notes payable — current portion	1,541	1,445
Other accrued liabilities	244	329

Total current liabilities	10,446	9,764
Deferred revenues	14,195	15,115
Notes payable	1,260	1,806
Other non-current liabilities	1,120	1,103
Stockholders’ equity (net capital deficiency):
Common stock	87,948	87,951
Notes receivable from stockholders	(250)	(250)
Deferred compensation	(647)	(744)
Accumulated other comprehensive income (loss)	13	1,139
Accumulated deficit	(87,141)	(83,382)

Total stockholders’ equity (net capital deficiency)	(77)	4,714

	$26,944	$32,502

*	The balance sheet amounts at December 31, 2001 have been derived from audited financial statements at that date but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Lynx Therapeutics, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Revenues:
Technology access and service fees	$2,154	$3,395
License fees from related party	190	—
Collaborative research and other	2,678	—

Total revenues	5,022	3,395

Operating costs and expenses:
Cost of service fees revenues and other	299	656
Research and development	6,887	5,956
General and administrative	1,734	2,001

Total operating costs and expenses	8,920	8,613

Loss from operations	(3,898)	(5,218)
Interest income, net	(100)	6
Other income (loss), net	200	(486)

Loss before provision for income taxes	(3,798)	(5,698)
Income tax (provision) benefit	39	—

Net loss	$(3,759)	$(5,698)

Basic and diluted net loss per share	$(0.27)	$(0.50)

Shares used in per share computation	13,792	11,470

See accompanying notes.

Lynx Therapeutics, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(3,759)	$(5,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,183	1,117
Amortization of deferred compensation	97	339
Pro rata share of net loss of related party	787	—
(Gain) loss on sale of antisense program	(1,008)	545
Non-cash consideration associated with the sale of technology assets	(1,586)	—
Changes in operating assets and liabilities:
Accounts receivable	216	600
Inventory	220	—
Other current assets	360	(944)
Accounts payable	803	(296)
Accrued liabilities	(51)	265
Deferred revenues	(1,086)	(1,873)
Other non-current liabilities	17	37

Net cash used in operating activities	(3,807)	(5,908)
Cash flows from investing activities:
Purchases of short-term investments	—	(1,804)
Maturities of short-term investments	13	5,593
Proceeds from sale of equity securities	2,180	—
Leasehold improvements and equipment purchases, net of retirements	(833)	(1,722)
Notes receivable from officers and employees	51	(8)

Net cash provided by (used in) investing activities	1,398	2,059
Cash flows from financing activities:
Repayment of equipment loan	(450)	(299)
Issuance of common stock	(3)	414

Net cash provided by financing activities	(453)	115

Net increase (decrease) in cash and cash equivalents	(2,862)	(3,734)
Cash and cash equivalents at beginning of period	3,199	7,875

Cash and cash equivalents at end of period	$337	$4,141

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—

Interest paid	$115	$120

See accompanying notes.

Lynx Therapeutics, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

1. Nature of Business

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

2. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”). Certain prior year amounts have been reclassified to conform to current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results for the full year.

     The unaudited condensed consolidated financial statements include all accounts of the Company and its wholly-owned subsidiaries, Lynx Therapeutics GmbH and Lynx Therapeutics Berteiligungs- und Verwertungsgesellschaft GmbH, both of which are German limited liability companies formed under the laws of the Federal Republic of Germany. All significant intercompany balances and transactions have been eliminated.

     These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company’s year ended December 31, 2001, included in its annual report on Form 10-K, filed with the SEC.

3. Summary of Significant Accounting Policies

Revenue Recognition

     Technology access and license fees have generally resulted from upfront payments from collaborators, customers and licensees who are provided access to Lynx’s technologies for specified periods. The amounts are deferred and recognized as revenue on a straight-line basis over the noncancelable terms of the agreements to which they relate. The Company receives payments for service fees and/or materials from collaborators and customers for genomics discovery services performed by Lynx on the biological samples they send to Lynx. These amounts are recognized as revenues when earned over the period in which the services are performed and/or materials are delivered, provided no other obligations, refunds or credits to be applied to future work exist. Collaborative research revenues are payments received under various agreements and include such items as the sale of technology assets and milestone payments. Milestone payments are recognized as revenue upon the achievement of specified technology developments, representing the culmination of the earnings process. Other revenues includes the proceeds from the sale of proprietary reagents and grant revenue. Revenues from the sales of products and reagents, which have been immaterial to date, are recognized upon shipment to the customer.

Investments in Related Party Equity Securities

     As of March 31, 2002, we hold approximately a 40% equity interest in Axaron Bioscience AG (“Axaron”), a company owned primarily by Lynx and BASF AG. We account for our equity investment in Axaron using the equity method because our ownership is greater than 20% and we have the ability to exercise significant influence over the operating, investing and financing decisions of Axaron. Under the equity method, we record our pro-rata share of Axaron’s income or losses and adjust the basis of our investment accordingly. Although we have the ability to exercise significant influence over the operations of Axaron, we may choose not to exercise such influence or may not have influence over certain operating matters. Consequently, Axaron’s operating results could differ significantly from our expectations, and our pro rata share of Axaron’s income or losses that we record in the future could be material. For the quarter ended March 31, 2002, Lynx’s pro-rata share of Axaron’s losses was $787,000.

Net Loss Per Share

     Basic earnings per share (“EPS”) is computed by dividing income or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period, net of certain common shares outstanding that are subject to continued vesting and the Company’s right of repurchase. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company, to the extent such securities are dilutive. Basic and diluted net losses per share are equivalent for all periods presented herein due to the Company’s net loss in all periods. At March 31, 2002, options to purchase approximately 2,648,000 shares of common stock at a weighted-average exercise price of $12.96 per share and warrants to purchase 436,808 shares of common stock at an exercise price of $9.2011 per share have been excluded from the calculation of diluted loss per share for 2002 because the effect of inclusion would be antidilutive. The options and warrants will be included in the calculation at such time as the effect is no longer antidilutive, as calculated using the treasury stock method. At March 31, 2001, options to purchase approximately 2,521,000 shares of common stock at a weighted-average price of $13.65 per share have been excluded from the calculation of diluted loss per share for 2001 because the effect of inclusion would be antidilutive. At March 31, 2002, approximately 1,000 common shares, which are outstanding but are subject to the Company’s right of repurchase that expires ratably over five years, have been excluded from the calculation of basic loss per share. The repurchasable shares will be included in the calculation of diluted EPS at such time as the Company’s right of repurchase lapses.

Recent Accounting Pronouncements

     In July 2001, the FASB issued Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 establishes new standards for accounting and reporting for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Lynx adopted this statement during the first quarter of fiscal 2002 and its adoption did not have a material effect on its operating results or financial position.

     In July 2001, the FASB issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which supercedes APB Opinion No. 17, “Intangible Assets.” SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. Lynx adopted this statement during the first quarter of fiscal 2002 and its adoption did not have a material effect on its operating results or financial position.

     In August 2001, the FASB issued Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Lynx adopted this statement during the first quarter of fiscal 2002 and its adoption did not have a material effect on its operating results or financial position.

     In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS 144 establishes a single accounting model for long-lived assets to be disposed of and is applicable to financial statements issued for fiscal years beginning after December 15, 2001 (January 2002 for calendar year-end companies) with transition provisions for certain matters. Lynx adopted this statement during the first quarter of fiscal 2002 and its adoption did not have a material effect on its operating results or financial position.

Comprehensive Income (Loss)

The following are the components of comprehensive income (loss): (in thousands)

	Three Months Ended March 31,

	2002	2001

Net loss	$(3,759)	$(5,698)
Net unrealized loss on available-for-sale securities	(118)	(22)
Reclassification adjustment for realized gains included in net income, net of tax	(1,008)	—

Comprehensive loss	$(4,885)	$(5,720)

The components of accumulated other comprehensive income (loss) relate entirely to unrealized losses on available-for-sale securities and were $13,000 at March 31, 2002 and $1.1 million at December 31, 2001.

4. Sale of Technology Assets

     On March 6, 2002, Lynx sold its intellectual property rights under the N3’-P5’ phosphoramidate patent estate to Geron Corporation (“Geron”) in exchange for $1.0 million in cash and 210,000 shares of Geron common stock. The agreement with Geron covers the sale of a family of patents covering process and compositional matter claims related to oligonucleotides containing phosphoramidate backbone linkages. The Company recognized proceeds of approximately $2.6 million from the sale of this technology to Geron. The company sold all of the Geron stock at the end of April 2002.

5. Related Party

     In 2001, the Company extended its technology licensing agreement with Axaron. The license extends Axaron’s right to use Lynx’s proprietary MPSS and Megasort technologies non-exclusively in Axaron’s neuroscience, toxicology and microbiology programs until December 31, 2007. The Company received from Axaron a $5.0 million technology license fee, which was recorded as deferred revenue and is being recognized on a straight-line basis over the noncancelable term of the agreement. The recorded revenue for the three-month period ended March 31, 2002 was approximately $190,000. In 2001, Lynx made a capital investment in Axaron of $4.5 million.

     The Company also subleases certain offices in Germany to Axaron. During the three-month periods ended March 31, 2002 and 2001, the Company received an immaterial amount of sublease income from Axaron.

6. Subsequent Events

     On April 18, 2002, Lynx announced a reduction of approximately 30% in its domestic workforce. This reduction in workforce is expected to direct Lynx’s financial and human resources toward the further commercial expansion of its genomics technologies — principally Massively Parallel Signature Sequencing, or MPSSTM — and the development of its Protein Profiler proteomics technology.

     On April 30, 2002, Lynx completed a $22.6 million private placement of common stock and warrants to purchase common stock (the “financing”). The financing included the sale of 14.6 million newly issued shares of common stock at $1.55 per share and the issuance of warrants to purchase approximately 5.8 million shares of common stock at an exercise price of $1.94 per share. Lynx filed with the SEC on May 1, 2002, a resale registration statement on Form S-3 relating to the issued securities. In connection with the financing, the Company issued a warrant to purchase up to an aggregate of 292,000 shares of the Company’s common stock at an exercise price of $1.55 per share to Friedman, Billings, Ramsey & Co., Inc. (“FBR”), as partial consideration, in addition to other customary fees, for services rendered by FBR as sole manager for the financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This discussion and analysis should be read in conjunction with the Company’s financial statements and accompanying notes included in this report and the Company’s 2001 audited financial statements and notes thereto included in its 2001 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2002 are not necessarily indicative of results that may occur in future periods.

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. When used herein, the words “believe,” “anticipate,” “expect,” “estimate” and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. Lynx’s actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in Lynx’s 2001 Annual Report on Form 10-K, as filed with the SEC. Lynx undertakes no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

Overview

     We believe that we are a leader in the development and application of novel technologies for the discovery of gene expression patterns and genomic variations important to the pharmaceutical, biotechnology and agricultural industries. These technologies are based on Megaclone, our unique and proprietary clone procedure. Megaclone transforms a sample containing millions of DNA molecules into one made up of millions of micro-beads, each of which carries approximately 100,000 copies of one of the DNA molecules in the sample. Based on Megaclone, we have developed a suite of applications that have the potential to enhance the pace, scale and quality of genomics and genetics research programs. As of March 2002, we have 19 commercial collaborators, customers and licensees.

     We have incurred net losses each year since our inception in 1992. As of March 31, 2002, we had an accumulated deficit of approximately $87.1 million. Future net losses or profits will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses.

     To date, we have received a significant portion of our revenues from a small number of collaborators and customers. For the three months ended March 31, 2002, revenues from DuPont, BASF, Takara and Aventis CropScience accounted for 10%, 10%, 10% and 8%, respectively, of our total revenues. For the year ended December 31, 2001, revenues from DuPont, BASF, Takara and the Institute of Molecular and Cell Biology accounted for 37%, 24% 12% and 12%, respectively, of our total revenues. For the year ended December 31, 2000, revenues from DuPont, BASF and Aventis CropScience accounted for 51%, 29% and 11%, respectively, of our total revenues.

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

     Our operating costs and expenses include cost of service fees, research and development expenses and general and administrative expenses. Cost of services fees includes the costs of direct labor, materials and supplies, outside expenses, equipment and overhead incurred by us in performing our genomics discovery services for our collaborators and customers. Research and development expenses include the costs of personnel, materials and supplies, outside expenses, equipment and overhead incurred by us in our technology and application development efforts. Research and development expenses may increase due to planned spending for ongoing technology development and implementation, as well as new applications. General and administrative expenses include the costs of personnel, materials and supplies, outside expenses, equipment and overhead incurred by us primarily in our administrative, business development, legal and investor relations activities. General and administrative expenses may increase in support of Lynx's commercial, business development and research and development activities.

     We account for our investment in Axaron on the equity method. Prior to our cash capital contribution of approximately $4.5 million in 2001, such investment had a carrying value of zero in the financial statements. Since September 1, 2001, we have recognized our share of Axaron's operating results in the accompanying statements of operations. For the quarter ended March 31, 2002, our pro-rata share of Axaron's losses was $787,000.

Results of Operations

Revenues

     Revenues for the three-month periods ended March 31, 2002 and 2001 were approximately $5.0 million and $3.4 million, respectively. Revenues for 2002 included technology access fees and service fees of $2.2 million, license fees from a related party of $0.2 million and other revenues of $2.7 million, including $2.6 million from the sale of certain of Lynx’s technology assets. Revenues for 2001 consisted entirely of technology access and service fees.

Operating Costs and Expenses

     Total operating costs and expenses were approximately $8.9 million for the three-month period ended March 31, 2002, compared to approximately $8.6 million for the three-month period ended March 31, 2001. For the three-month period ended March 31, 2002, cost of services fees were $0.3 million, compared to $0.7 million for the corresponding period in 2001, and reflect the costs of providing our genomics discovery services. Research and development expenses were approximately $6.9 million for the three-month period ended March 31, 2002, compared to approximately $6.0 million for the corresponding period in 2001. The increase in these operating expenses reflects higher personnel expenses, partially offset by a decrease in materials consumed in commercial operations and research and development efforts. Research and development expenses may increase due to planned spending for ongoing technology development and implementation, as well as new applications.

     General and administrative expenses decreased to $1.7 million for the three-month period ended March 31, 2002, compared to $2.0 million for the corresponding period in 2001, primarily due to a decrease in personnel-related expenses. General and administrative expenses may increase in support of Lynx’s commercial, business development and research and development activities.

Interest Income (expense), Net

     Net interest expense was $100,000 in the three-month period ended March 31, 2002, compared to net interest income of $6,000 for the 2001 period. The 2002 net interest expense reflects a decrease in interest income due to lower average cash, cash equivalents and investment balances as compared to the 2001 period. Interest expense incurred on equipment-related debt is included in both the 2002 and 2001 periods..

Other Income (loss), Net

     The other income amount was approximately $0.2 million for the three-month period ended March 31, 2002, compared to other loss of $0.5 million for the 2001 period. The 2002 other income was related primarily to our gain on the sale of our equity investment in Inex Pharmaceuticals Corporation (“Inex”), partially offset by our pro-rata share of the net loss of Axaron Bioscience AG (“Axaron”) a related party, for the quarter ended March 31, 2002. The 2001 other loss was related primarily to a writedown in the carrying value of our equity investment in Inex, net of a gain recorded from the receipt of shares of common stock from Inex in the 2001 quarter as part of the proceeds related to the March 1998 sale of Lynx’s former antisense program.

Income Taxes

     The income tax benefit amount for the quarter ended March 31, 2002 relates to a refund of state income taxes. There was not a provision for income taxes for the quarter ended March 31, 2001.

Liquidity and Capital Resources

     Net cash used in operating activities was $3.8 million for the quarter ended March 31, 2002, as compared to net cash used in operating activities of $5.9 million for the same period in 2001. This change was primarily due to a lower loss from operations in the 2002 period, an increase in accounts payable, a decrease in other current assets and a decrease in accounts receivable, offset partially by the decrease in deferred revenue. Net cash used in operating activities of $3.8 million for the 2002 quarter differed from the net loss primarily due to a decrease in deferred revenue, the gain related to the equity investment in Inex common stock and the non-cash consideration associated with the sale of technology assets, offset partially by depreciation and amortization expense, the pro rata share of the net loss in Axaron and the increase in accounts payable. Net cash provided by investing activities of $1.4 million for the three-month period ended March 31, 2002 primarily related to proceeds from the sale of equity securities, offset partially by expenditures on capital equipment. Net cash used in financing activities for the quarter ended March 31, 2002, related primarily to the repayment of principal under an equipment loan arrangement. Net cash provided by financing activities for the quarter ended March 31, 2001, related primarily to the issuance of common stock from the exercise of employee stock options, offset partially by repayment of principal under an equipment loan arrangement. Cash, cash equivalents, short-term investments and marketable securities were $1.9 million at March 31, 2002.

     On April 30, 2002, Lynx completed a private placement of common stock and warrants to purchase common stock. The financing included the sale of 14,600,000 newly issued shares of common stock at a purchase price of $1.55 per share, resulting in proceeds of approximately $22.6 million, pursuant to a common stock purchase agreement between Lynx and certain investors. In connection with this transaction, Lynx issued warrants to purchase up to 5,840,000 shares of common stock at an exercise price of $1.94 per share. Additionally, the Company issued a warrant to purchase up to an aggregate of 292,000 shares of the Company’s common stock at an exercise price of $1.55 per share to Friedman, Billings, Ramsey & Co., Inc. (“FBR”), as partial consideration, in addition to other customary fees, for services rendered by FBR as sole manager for the financing. Lynx filed with the Securities and Exchange Commission on May 1, 2002, a resale registration statement on Form S-3 relating to the issued securities.

     Lynx expects to use the net proceeds from the financing and other available funds to support ongoing commercial, business development and research and development activities. Lynx’s efforts will also be directed toward the expansion of the commercial applications of its genomics technologies—principally MPSS™—and the continued development of its Protein ProFiler™ proteomics technology.

     Lynx expects capital investments during 2002 will be comprised primarily of equipment purchases required in the normal course of business and expenditures for leasehold improvements. Lynx intends to invest its excess cash in investment-grade, interest-bearing securities.

     In late 1998, Lynx entered into a financing agreement with a financial institution, Transamerica Business Credit Corporation, under which Lynx drew down $4.8 million during 1999 for the purchase of equipment and certain other capital expenditures. Lynx granted the lender a security interest in all items financed by it under this agreement. Each draw down under the loan has a term of 48 months from the date of the draw down. As of March 31, 2002, the principal balance under loans outstanding under this agreement was approximately $2.8 million. The draw down period under the agreement expired on March 31, 2000.

     Lynx has obtained funding for its operations primarily through sales of preferred and common stock to venture capital investors, institutional investors and collaborators, payments under contractual arrangements with customers, collaborators and licensees and interest income. The timing and amount of funds required for specific uses by Lynx cannot be precisely determined at this time and will be based upon the progress and the scope of its collaborative and independent research and development projects; payments received under customer, collaborative and license agreements; Lynx’s ability to establish and maintain customer, collaborative and license agreements; costs of protecting intellectual property rights; legal and administrative costs; additional facilities capacity needs; and the availability of alternate methods of financing.

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

Additional Business Risks

     Lynx’s business faces significant risks. These risks include those described below and may include additional risks of which Lynx is not currently aware or which Lynx currently does not believe are material. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. These risks should be read in conjunction with the other information set forth in this report.

We have a history of net losses, and we may not achieve or maintain profitability.

     We have incurred net losses each year since our inception in 1992, including net losses of approximately $6.7 million in 1999, $13.3 million in 2000 and $16.7 million in 2001. As of March 31, 2002, we had an accumulated deficit of approximately $87.1 million. Future net losses or profits will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses. Our research and development expenditures and general and administrative costs have exceeded our revenues to date, and we expect research and development expenses to increase due to planned spending for ongoing technology development and implementation, as well as new applications. As a result, we will need to generate significant additional revenues to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain profitability.

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

     We have derived substantially all of our revenues from corporate collaborations and agreements. Revenues from collaborations and related agreements depend upon continuation of the collaborations, the achievement of milestones and royalties derived from future products developed from our research and technologies. To date, we have received a significant portion of our revenues from a small number of collaborators and customers. For the three months ended March 31, 2002, revenues from DuPont, BASF, Takara and Aventis CropScience accounted for 10%, 10%, 10% and 8%, respectively, of our total revenues. For the year ended December 31, 2001, revenues from DuPont, BASF, Takara and the Institute of Molecular and Cell Biology accounted for 37%, 24%, 12% and 12%, respectively, of our total revenues. For the year ended December 31, 2000, revenues from DuPont, BASF and Aventis CropScience accounted for 51%, 29% and 11%, respectively, of our total revenues. If we fail to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under such collaborative agreements. If our collaborators or customers do no renew existing agreements, we lose one of these collaborators or customers and we do not attract new collaborators or customers or we are unable to enter into new collaborative agreements on commercially acceptable terms, our revenues may decrease, and our activities may fail to lead to commercialized products.

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

If we fail to adequately protect our proprietary technologies, third parties may be able to use our technology, which could affect us in the market.

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

     Although our technology does not depend on genetic engineering, genetic engineering plays a prominent role in our approach to product development. The subject of genetically modified food has received negative publicity, which has aroused public debate. Adverse publicity has resulted in greater regulation internationally and trade restrictions on imports of genetically altered agricultural products. Claims that genetically engineered products are unsafe for consumption or pose a danger to the environment may influence public attitudes and prevent genetically engineered products from gaining public acceptance. The commercial success of our future products may depend, in part,on public acceptance of the use of genetically engineered products, including drugs and plant and animal products.

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

     We believe that the market price of our common stock will remain highly volatile and may fluctuate significantly due to a number of factors. The market prices for securities of many publicly-held, early-stage biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. For example, during the two-year period from March 31, 2000 to March 31, 2002, the closing sales price of our common stock as quoted on the Nasdaq National Market fluctuated from a low of $2.02 to a high of $48.75 per share. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The following factors and events may have a significant and adverse impact on the market price of our common stock:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Short-Term Investments

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality debt securities. Lynx’s investments in debt securities are subject to interest rate risk. To minimize the exposure due to adverse shifts in interest rates, Lynx invests in short-term securities and maintains an average maturity of less than one year. As a result, we believe that we are not subject to significant interest rate risks.

Foreign Currency Rate Fluctuations

     The functional currency for our German subsidiaries is the deutsche mark. Our German subsidiarys’ accounts are translated from the German deutsche mark to the U.S. dollar using the current exchange rate in effect at the balance sheet date, for balance sheet accounts, and using the average exchange rate during the period, for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity, and to date, have not been material. Our German subsidiaries conduct their business in local European currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our German subsidiaries or transactions with our European collaborators and customers.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities and Use of Proceeds

     On April 30, 2002, Lynx completed a private placement of common stock and warrants to purchase common stock. The financing included the sale of 14,600,000 newly issued shares of common stock at a purchase price of $1.55 per share, resulting in proceeds of approximately $22.6 million, pursuant to a common stock purchase agreement between Lynx and certain investors. In connection with this transaction, Lynx issued warrants to purchase up to 5,840,000 shares of common stock at an exercise price of $1.94 per share. Additionally, the Company issued a warrant to purchase up to an aggregate of 292,000 shares of the Company’s common stock at an exercise price of $1.55 per share to Friedman, Billings, Ramsey & Co., Inc. (“FBR”), as partial consideration, in addition to other customary fees, for services rendered by FBR as sole manager for the financing. We issued the newly issued shares of common stock and warrants to purchase common stock in reliance upon an exemption from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D promulgated thereunder. Lynx filed with the Securities and Exchange Commission on May 1, 2002, a resale registration statement on Form S-3 relating to the issued securities.

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K.

a)	Exhibits — The following documents are filed as Exhibits to this report:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.
3.2	Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.
10.7.4*	Fourth Amendment to Technology Development and Services Agreement by and between the Company and Aventis CropScience GmbH, dated March 31, 2002.
10.12.1*	Letter Amendment to Research Collaboration Agreement by and between the Company and E.I. DuPont de Nemours and Co., dated March 1, 2002.
10.26*	Purchase Agreement, dated as of March 5, 2002, by and between the Company and Geron Corporation, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on March 15, 2002.
10.27	Common Stock Purchase Agreement, dated as of March 5, 2002, by and between the Company and Geron Corporation, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on March 15, 2002.

* Portions of this agreement have been deleted pursuant to our request for confidential treatment.

b)	Reports on Form 8-K
The Company filed a Current Report on Form 8-K, as amended, on March 15, 2002, reporting under Item 5 that the Company sold its intellectual property rights under the N3’-P5’ phosphoramidate patent estate to Geron Corporation.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYNX THERAPEUTICS, INC.

/s/ Norman J.W. Russell

By:	Norman J.W. Russell, Ph.D. President and Chief Executive Officer
Date:	May 15, 2002

/s/ Edward C. Albini

By:	Edward C. Albini Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	May 15, 2002

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.

3.2	Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.

10.7.4*	Fourth Amendment to Technology Development and Services Agreement by and between the Company and Aventis CropScience GmbH, dated March 31, 2002.

10.12.1*	Letter Amendment to Research Collaboration Agreement by and between the Company and E.I. DuPont De Nemours and Co., dated March 1, 2002.

10.26*	Purchase Agreement, dated as of March 5, 2002, by and between the Company and Geron Corporation, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on March 15, 2002.

10.27	Common Stock Purchase Agreement, dated as of March 5, 2002, by and between the Company and Geron Corporation, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on March 15, 2002.

* Portions of this agreement have been deleted pursuant to our request for confidential treatment.