Form 10-Q
period 2002-06-30
LYNX THERAPEUTICS INC
filed 2002-08-14
CIK 913275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2002.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission File Number 0-22570

Lynx Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3161073 (I.R.S. Employer Identification No.)

25861 Industrial Blvd.
Hayward, CA 94545
(Address of principal
executive offices)

(510) 670-9300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

The number of shares of common stock outstanding as of August 1, 2002 was 28,450,257.

Lynx Therapeutics, Inc.

FORM 10-Q

For the Quarter Ended June 30, 2002

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Lynx Therapeutics, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2002	2001 *

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,580	$3,199
Short-term investments	3,248	2,310
Accounts receivable	642	1,152
Inventory	1,090	1,718
Other current assets	800	897

Total current assets	20,360	9,276
Property and equipment:
Leasehold improvements	12,239	12,225
Laboratory and other equipment	21,110	20,284

	33,349	32,509
Less accumulated depreciation and amortization	(16,562)	(14,283)

Net property and equipment	16,787	18,226
Investment in related party	2,944	4,452
Other non-current assets	506	548

	$40,597	$32,502

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,424	$2,037
Accrued compensation	982	694
Deferred revenues — current portion	4,426	5,259
Notes payable — current portion	1,672	1,445
Other accrued liabilities	95	329

Total current liabilities	8,599	9,764
Deferred revenues	14,305	15,115
Notes payable	781	1,806
Other non-current liabilities	1,138	1,103
Stockholders’ equity:
Common stock	108,897	87,951
Notes receivable from stockholders	(250)	(250)
Deferred compensation	(255)	(744)
Accumulated other comprehensive income (loss)	—	1,139
Accumulated deficit	(92,618)	(83,382)

Total stockholders’ equity	15,774	4,714

	$40,597	$32,502

*	The balance sheet amounts at December 31, 2001 have been derived from audited financial statements at that date but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Lynx Therapeutics, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Technology access and service fees	$2,443	$3,942	$4,597	$7,198
License fees from related party	190	—	380	—
Collaborative research and other	220	414	2,898	554

Total revenues	2,853	4,357	7,875	7,752

Operating costs and expenses:
Cost of service fees revenues and other	436	1,117	735	1,773
Research and development	5,406	5,866	12,293	11,822
General and administrative	1,408	2,008	3,142	4,009
Special charge for workforce reduction	530	—	530	—

Total operating costs and expenses	7,780	8,991	16,700	17,604

Loss from operations	(4,927)	(4,634)	(8,825)	(9,852)
Interest income (expense), net	(24)	10	(124)	16
Other income (expense), net	(796)	48	(597)	(438)

Loss before provision for income taxes	(5,747)	(4,576)	(9,546)	(10,274)
Income tax provision (benefit)	(271)	—	(310)	—

Net loss	$(5,476)	$(4,576)	$(9,236)	$(10,274)

Basic and diluted net loss per share	$(0.23)	$(0.37)	$(0.49)	$(0.86)

Shares used in per share computation	23,757	12,403	18,775	11,937

See accompanying notes.

Lynx Therapeutics, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(9,236)	$(10,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,279	2,564
Amortization of deferred compensation	489	503
Pro rata share of net loss of related party	1,508	—
Gain on sale of antisense program	(1,008)	(1,060)
Loss on writedown of equity investment	—	1,605
Changes in operating assets and liabilities:
Accounts receivable	510	506
Inventory	628	—
Other current assets	97	(915)
Accounts payable	(613)	(636)
Accrued liabilities	54	169
Deferred revenues	(1,643)	(3,328)
Other non-current liabilities	35	74

Net cash used in operating activities	(6,900)	(10,792)
Cash flows from investing activities:
Purchases of short-term investments	(3,249)	(2,807)
Maturities of short-term investments	—	8,928
Proceeds from sale of equity securities	2,180	—
Leasehold improvements and equipment purchases, net of retirements	(840)	(4,412)
Notes receivable from officers and employees	42	(9)

Net cash provided by (used in) investing activities	(1,867)	1,700
Cash flows from financing activities:
Repayment of notes payable	(798)	(606)
Issuance of common stock	20,946	11,108

Net cash provided by financing activities	20,148	10,502

Net increase in cash and cash equivalents	11,381	1,410
Cash and cash equivalents at beginning of period	3,199	7,875

Cash and cash equivalents at end of period	$14,580	$9,285

Supplemental disclosure of cash flow information:
Interest paid	$191	$232

See accompanying notes.

Lynx Therapeutics, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

1. Nature of Business

     Lynx believes that it is a leader in the development and application of novel technologies for the discovery of gene expression patterns important to the pharmaceutical, biotechnology and agricultural industries. These technologies are based on the Megaclone™ technology, Lynx’s unique and proprietary cloning procedure, which transforms a sample containing millions of DNA molecules into one made up of millions of micro-beads, each of which carries approximately 100,000 copies of one of the DNA molecules in the sample. Megaclone™ technology and Massively Parallel Signature Sequencing technology, or MPSS™, together provide comprehensive and quantitative digital gene expression data important to modern systems biology research. Lynx is also developing a proteomics technology, Protein ProFiler™, an automated two-dimensional liquid-based electrophoresis system that is expected to permit high-resolution analysis of complex mixtures of proteins from cells or tissues.

2. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”). Certain prior year amounts have been reclassified to conform to current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results for the full year.

     The unaudited condensed consolidated financial statements include all accounts of the Company and its wholly-owned subsidiaries, Lynx Therapeutics GmbH and Lynx Therapeutics Berteiligungs-und Verwertungsgesellschaft GmbH, both of which are German limited liability companies formed under the laws of the Federal Republic of Germany. All significant intercompany balances and transactions have been eliminated.

     These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company’s year ended December 31, 2001, included in its annual report on Form 10-K, filed with the SEC.

3. Summary of Significant Accounting Policies

Revenue Recognition

     Technology access and license fees have generally resulted from upfront payments from customers, collaborators and licensees who are provided access to Lynx’s technologies for specified periods. The amounts are deferred and recognized as revenue on a straight-line basis over the noncancelable terms of the agreements to which they relate. The Company receives payments from customers, collaborators and licensees for genomics discovery services performed by Lynx on the biological samples they send to Lynx and/or for the materials provided by Lynx. These amounts are recognized as revenues when earned over the period in which the services are performed and/or materials are delivered, provided no other obligations, refunds or credits to be applied to future work exist. Collaborative research revenues are payments received under various agreements and include such items as the sale of technology assets and milestone payments. Milestone payments are recognized as revenue upon the achievement of specified technology developments, representing the culmination of the earnings process. Other revenues include the proceeds from the sale of proprietary reagents and grant revenue. Revenues from the sales of products and reagents, which have been immaterial to date, are recognized upon shipment to the customer.

Investment in Related Party Equity Securities

     As of June 30, 2002, we held an approximately 40% equity interest in Axaron Bioscience AG (“Axaron”), a company owned primarily by Lynx and BASF AG. We account for our investment in Axaron using the equity method because our ownership is greater than 20% and we have the ability to exercise significant influence over the operating, investing and financing decisions of Axaron.

Under the equity method, we record our pro-rata share of Axaron’s income or losses and adjust the basis of our investment accordingly. Although we have the ability to exercise significant influence over the operations of Axaron, we may choose not to exercise such influence or may not have influence over certain operating matters. Consequently, Axaron’s operating results could differ significantly from our expectations, and our pro rata share of Axaron’s income or losses that we record in the future could be material. For the quarter and six-month period ended June 30, 2002, Lynx’s pro-rata share of Axaron’s losses was $0.7 million and $1.5 million, respectively.

Net Loss Per Share

     Basic earnings per share (“EPS”) is computed by dividing income or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period, net of certain common shares outstanding that are subject to continued vesting and the Company’s right of repurchase. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company, to the extent such securities are dilutive. Basic and diluted net losses per share are equivalent for all periods presented herein due to the Company’s net loss in all periods. At June 30, 2002, options to purchase approximately 2,930,000 shares of common stock at a weighted-average exercise price of $10.61 per share and warrants to purchase 707,588 shares of common stock at $5.68 per share, 292,000 shares of common stock at $1.55 per share and 5,840,000 shares of common stock at $1.94 per share were excluded from the calculation of diluted loss per share for 2002 because the effect of inclusion would be antidilutive. The options and warrants will be included in the calculation at such time as the effect is no longer antidilutive, as calculated using the treasury stock method. At June 30, 2001, options to purchase approximately 2,646,000 shares of common stock at a weighted-average exercise price of $13.31 per share and warrants to purchase 436,808 shares of common stock at an exercise price of $9.2011 per share were excluded from the calculation of diluted loss per share for 2001 because the effect of inclusion would be antidilutive.

Recent Accounting Pronouncements

     In July 2001, the FASB issued Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 establishes new standards for accounting and reporting for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Lynx adopted this statement during the first quarter of fiscal 2002, and its adoption did not have a material effect on Lynx’s operating results or financial position.

     In July 2001, the FASB issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which supercedes APB Opinion No. 17, “Intangible Assets.” SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. Lynx adopted this statement during the first quarter of fiscal 2002, and its adoption did not have a material effect on Lynx’s operating results or financial position.

     In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS 144 establishes a single accounting model for long-lived assets to be disposed of and is applicable to financial statements issued for fiscal years beginning after December 15, 2001 (January 2002 for calendar year-end companies) with transition provisions for certain matters. Lynx adopted this statement during the first quarter of fiscal 2002, and its adoption did not have a material effect on Lynx’s operating results or financial position.

Comprehensive Income (Loss)

The following are the components of comprehensive income (loss): (in thousands)

	Three Months Ended June 30,

	2002	2001

Net loss	$(5,476)	$(4,576)
Net unrealized gain (loss) on available-for-sale securities	(13)	1,065

Comprehensive loss	$(5,489)	$(3,511)

	Six Months Ended June 30,

	2002	2001

Net loss	$(9,236)	$(10,274)
Net unrealized gain (loss) on available-for-sale securities	(1,139)	1,043

	Six Months Ended June 30,

	2002	2001

Comprehensive loss	$(10,375)	$(9,231)

The components of accumulated other comprehensive income (loss) relate entirely to unrealized gains (losses) on available-for-sale securities and were $0 at June 30, 2002 and $1.1 million at December 31, 2001.

5. Related Party Transactions

     In 2001, the Company extended its technology licensing agreement with Axaron. The license extends Axaron’s right to use Lynx’s proprietary MPSS™ and Megasort™ technologies non-exclusively in Axaron’s neuroscience, toxicology and microbiology programs until December 31, 2007. The Company received from Axaron a $5.0 million technology license fee, which was recorded as deferred revenue and is being recognized on a straight-line basis over the noncancelable term of the agreement. The recorded revenue for the three- and six-month periods ended June 30, 2002 was approximately $190,000 and $380,000, respectively. For the quarter and six-month period ended June 30, 2002, Lynx’s pro-rata share of Axaron’s losses was approximately $0.7 million and $1.5 million, respectively. In 2001, Lynx made a capital investment in Axaron of approximately $4.5 million.

     The Company also subleases certain offices in Germany to Axaron. During the three- and six-month period ended June 30, 2002 and 2001, the Company received an immaterial amount of sublease income from Axaron.

6. Sale of Technology Assets

     On March 6, 2002, Lynx sold its intellectual property rights under the N3’-P5’ phosphoramidate patent estate to Geron Corporation (“Geron”) in exchange for $1.0 million in cash and 210,000 shares of Geron common stock. The agreement with Geron covers the sale of a family of patents covering process and compositional matter claims related to oligonucleotides containing phosphoramidate backbone linkages. The Company recognized proceeds of approximately $2.6 million from the sale of this technology to Geron. The Company sold all of the Geron stock in April 2002, realizing a loss upon sale of approximately $64,000.

7. Common Stock

     On April 30, 2002, Lynx completed a $22.6 million private placement of common stock and warrants to purchase common stock (the “financing”) resulting in proceeds of $20.9 million, net of commissions and expenses. The financing included the sale of 14.6 million newly issued shares of common stock at $1.55 per share and the issuance of warrants to purchase approximately 5.8 million shares of common stock at an exercise price of $1.94 per share. In May 2002, Lynx filed with the SEC a resale registration statement on Form S-3 relating to the issued securities. In connection with the financing, the Company issued a warrant to purchase up to an aggregate of 292,000 shares of the Company’s common stock at an exercise price of $1.55 per share to Friedman, Billings, Ramsey & Co., Inc. (“FBR”), as partial consideration, in addition to other customary fees, for services rendered by FBR as sole manager for the private equity financing.

8. Restructuring Charges

     On April 18, 2002, Lynx announced a reduction of approximately 30% of its domestic workforce. This reduction in workforce is expected to direct Lynx’s financial and human resources toward the further commercial expansion of Lynx’s genomics technologies — principally Massively Parallel Signature Sequencing, or MPSS™ — and the development of its Protein ProFiler™ proteomics technology. The Company recorded a workforce reduction charge of $0.5 million related primarily to severance compensation expense for former Lynx employees in the second quarter and six months ended June 30, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This discussion and analysis should be read in conjunction with the Company’s financial statements and accompanying notes included in this report and the Company’s 2001 audited financial statements and notes thereto included in its 2001 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of results that may occur in future periods.

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

Overview

     Lynx believes that it is a leader in the development and application of novel technologies for the discovery of gene expression patterns important to the pharmaceutical, biotechnology and agricultural industries. These technologies are based on the Megaclone™ technology, Lynx’s unique and proprietary cloning procedure, which transforms a sample containing millions of DNA molecules into one made up of millions of micro-beads, each of which carries approximately 100,000 copies of one of the DNA molecules in the sample. Megaclone™ technology and Massively Parallel Signature Sequencing technology, or MPSS™, together provide comprehensive and quantitative digital gene expression data important to modern systems biology research. Lynx is also developing a proteomics technology, Protein ProFiler™, an automated two-dimensional liquid-based electrophoresis system that is expected to permit high-resolution analysis of complex mixtures of proteins from cells or tissues.

     We have incurred net losses each year since our inception in 1992. As of June 30, 2002, we had an accumulated deficit of approximately $92.6 million. Future net losses or profits will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses.

     To date, we have received a significant portion of our revenues from a small number of customers, collaborators and licensees. For the six months ended June 30, 2002, revenues from E.I. DuPont de Nemours and Co., Takara Shuzo Co., Ltd. and Aventis CropScience GmbH accounted for 25%, 13% and 11%, respectively, of our total revenues. For the year ended December 31, 2001, revenues from DuPont, BASF AG, Takara and the Institute of Molecular and Cell Biology accounted for 37%, 24%, 12% and 12%, respectively, of our total revenues. For the year ended December 31, 2000, revenues from DuPont, BASF and Aventis CropScience accounted for 51%, 29% and 11%, respectively, of our total revenues. Revenues for the second quarter and six-month period ended June 30, 2002 were $2.9 million and $7.9 million, respectively, and revenues for the corresponding second quarter and six-month period of 2001 were $4.4 million and $7.8 million, respectively. These revenues consist primarily of technology access and service fees from Lynx’s customers, collaborators and licensees.

     Revenues in each quarterly and annual period have in the past, and could in the future, fluctuate due to: the timing and amount of any technology access fee and the period over which the revenue is recognized; the level of service fees, which is tied to the number and timing of biological samples received from our customers, collaborators and licensees, as well as our performance of the related genomics discovery services on the samples; the timing of achievement of milestones and the amount of related payments to us; and the number, type and timing of new, and the termination of existing, agreements with customers, collaborators and licensees.

     Our operating costs and expenses include cost of service fees, research and development expenses and general and administrative expenses. Cost of services fees includes the costs of direct labor, materials and supplies, outside expenses, equipment and overhead incurred by us in performing our genomics discovery services for our customers, collaborators and licensees. Research and development expenses include the costs of personnel, materials and supplies, outside expenses, equipment and overhead incurred by us in our technology and application development efforts. Research and development expenses may increase due to planned spending for ongoing technology development and implementation, as well as new applications. General and administrative expenses include the costs of personnel, materials and supplies, outside expenses, equipment and overhead incurred by us primarily in our administrative, business development, legal and investor relations activities. General and administrative expenses may increase in support of Lynx’s commercial, business development and research and development activities.

     We account for our investment in Axaron Bioscience AG using the equity method. Prior to our cash capital contribution of approximately $4.5 million in 2001, such investment had a carrying value of zero in the financial statements. Since September 1, 2001, we have recognized our share of Axaron’s operating results in the accompanying statements of operations. For the quarter and six-month period ended June 30, 2002, our pro-rata share of Axaron’s losses was approximately $720,000 and $1.5 million, respectively.

Results of Operations

Revenues

     Revenues for the quarter and six-month period ended June 30, 2002 were approximately $2.9 million and $7.9 million, respectively, compared to revenues for the corresponding quarter and six-month period of 2001 of $4.4 million and $7.8 million, respectively. These revenues consist primarily of technology access and service fees from Lynx’s customers, collaborators and licensees. Revenues for the six-month period in 2002 included technology access fees and service fees of $4.6 million, license fees from a related party of $0.4 million and other revenues of $2.9 million, including $2.6 million from the sale of certain of Lynx’s technology assets. Revenues for the six-month period in 2001 consisted primarily of technology access and service fees.

Operating Costs and Expenses

     Total operating costs and expenses were approximately $7.8 million for the quarter ended June 30, 2002, compared to $9.0 million for the corresponding period of 2001. For the six-month period ended June 30, 2002, operating costs and expenses were approximately $16.7 million, compared to $17.6 million for the corresponding period of 2001. For the quarter and six-month period ended June 30, 2002, cost of service fees were approximately $0.4 million and $0.7 million, respectively, compared to $1.1 million and $1.8 million, respectively, for the corresponding quarter and six-month period of 2001. These amounts reflect the costs of providing our genomics discovery services. Research and development expenses were approximately $5.4 million for the quarter ended June 30, 2002, compared to $5.9 million for the corresponding period of 2001. The decrease in research and development expenses from the 2001 period to the 2002 period reflects lower personnel expenses, primarily resulting from the workforce reduction that occurred during the second quarter of 2002, and a decrease in materials consumed in research and development efforts. For the six-month period ended June 30, 2002, research and development expenses were approximately $12.3 million, compared to $11.8 million for the corresponding period in 2001. The increase research and development expenses in 2002 reflects higher personnel expenses year to date, partially offset by a decrease in materials consumed in research and development efforts and lower personnel expenses in the second quarter of 2002, primarily resulting from the workforce reduction. General and administrative expenses decreased to approximately $1.4 million for the quarter ended June 30, 2002, compared to $2.0 million for the corresponding period of 2001. For the six-month period ended June 30, 2002, general and administrative expenses decreased to approximately $3.1 million, compared to $4.0 million in the same period of 2001. The decrease in general and administrative expenses from the 2001 periods to the 2002 periods reflects lower personnel expenses, primarily from the workforce reduction that occurred during the second quarter of 2002, and lower outside service costs. The special charge of approximately $0.5 million in the second quarter and six months ended June 30, 2002, was comprised primarily of severance charges for former Lynx employees who were part of Lynx’s workforce reduction in the second quarter of 2002.

Interest Income (expense), Net

     Net interest expense was $24,000 and $124,000 for the quarter and six-month period ended June 30, 2002, respectively, compared to net interest income of $10,000 and $16,000, respectively, for the corresponding periods of 2001. The 2002 net interest expense reflects a decrease in interest income due to lower average cash, cash equivalents and investment balances as compared to the 2001 period. Interest expense incurred on equipment-related debt is included in both the 2002 and 2001 periods.

Other Income (expense), Net

     Other expense was approximately $0.8 million in the quarter ended June 30, 2002, compared to other income of $48,000 in the 2001 period. The other expense for the three-month period ended June 30, 2002 was related primarily to our pro-rata share of the net loss of Axaron, a related party. For the six-month period ended June 30, 2002, the other loss was approximately $0.6 million, compared to other expense of $0.4 million in the same period in 2001. The 2002 other expense was related primarily to our pro-rata share of the net loss of Axaron, a related party, partially offset by the gain on the sale of our equity investment in Inex Pharmaceuticals Corporation. The other expense for the six-month period in 2001 was related primarily to a $1.6 million writedown for an other-than-temporary decline in the value of Lynx’s equity investment in Inex, net of a $1.1 million gain recorded from the receipt of shares of common stock from Inex in the first quarter of 2001 as part of the proceeds related to the March 1998 sale of Lynx’s former antisense program.

Income Taxes

     The income tax benefit amount of approximately $271,000 for the quarter and $310,000 for the six-months ended June 30, 2002 relates primarily to a refund receivable for federal alternative minimum taxes paid in prior periods. There were no provisions made for income taxes for the quarter and six-month period ended June 30, 2001.

Liquidity and Capital Resources

Net cash used in operating activities was $6.9 million for the six months ended June 30, 2002, as compared to net cash used in operating activities of $10.8 million for the same period of 2001. The change was primarily due to a lower net loss from operations after adjusting for non-cash charges and revenues. Net cash used in investing activities of $1.9 million for the six-month period ended June 30, 2002 primarily related to the purchase of short-term investments and to expenditures on capital equipment. Net cash provided by financing activities for the six-month period ended June 30, 2002, related primarily to the issuance of common stock pursuant to a common stock purchase agreement between the Company and certain investors, partially offset by repayment of principal under an equipment loan arrangement. Cash, cash equivalents and short-term investments were approximately $17.8 million at June 30, 2002.

     On April 30, 2002, Lynx completed a private placement of common stock and warrants to purchase common stock. The financing included the sale of 14.6 million newly issued shares of common stock at a purchase price of $1.55 per share, resulting in gross proceeds of approximately $22.6 million, pursuant to a common stock purchase agreement between Lynx and certain investors. In connection with this transaction, Lynx issued warrants to purchase up to 5.84 million shares of common stock at an exercise price of $1.94 per share. Additionally, Lynx issued a warrant to purchase up to an aggregate of 292,000 shares of common stock at an exercise price of $1.55 per share to Friedman, Billings, Ramsey & Co., Inc. (FBR), as partial consideration, in addition to other customary fees, for services rendered by FBR as sole manager for the private equity financing.

     Lynx expects to use the net proceeds of approximately $21.0 million from the financing and other available funds to support ongoing commercial, business development and research and development activities. Lynx’s efforts will be directed toward the expansion of the commercial applications of its genomics technologies-principally MPSS™-and the continued development of its Protein ProFiler™ proteomics technology.

     Lynx expects capital investments during 2002 will be comprised primarily of equipment purchases required in the normal course of business and expenditures for leasehold improvements. Lynx intends to invest its excess cash in investment-grade, interest-bearing securities.

     In late 1998, Lynx entered into a financing agreement with a financial institution, Transamerica Business Credit Corporation, under which Lynx drew down $4.8 million during 1999 for the purchase of equipment and certain other capital expenditures. Lynx granted the lender a security interest in all items financed by it under this agreement. Each draw down under the loan has a term of 48 months from the date of the draw down and an interest rate ranging from 10.9% to 11.8%. As of June 30, 2002, the principal balance under loans outstanding under this agreement was approximately $2.5 million. The draw down period under the agreement expired on March 31, 2000.

     Lynx has obtained funding for its operations primarily through sales of preferred and common stock to venture capital investors, institutional investors, licensees and collaborators, payments under contractual arrangements with customers, collaborators and licensees and interest income. The timing and amount of funds required for specific uses by Lynx cannot be precisely determined at this time and will be based upon the progress and the scope of its collaborative and independent research and development projects; payments received under customer, collaborative and license agreements; Lynx’s ability to establish and maintain customer, collaborative and license agreements; costs of protecting intellectual property rights; legal and administrative costs; additional facilities capacity needs; and the availability of alternate methods of financing.

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

     We have incurred net losses each year since our inception in 1992, including net losses of approximately $6.7 million in 1999, $13.3 million in 2000 and $16.7 million in 2001. As of June 30, 2002, we had an accumulated deficit of approximately $92.6 million. Future net losses or profits will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses. Our research and development expenditures and general and administrative costs have exceeded our revenues to date. Research and development expenses may increase due to planned spending for ongoing technology development and implementation, as well as new applications. As a result, we will need to generate significant additional revenues to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain profitability.

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

     We have invested significant capital in our scientific and business development activities. Our future capital requirements will be substantial as we expand our operations and will depend on many factors, including:

•	the progress and scope of our collaborative and independent research and development projects;

•	payments received under agreements with customers, collaborators and licensees;

•	our ability to establish and maintain arrangements with customers, collaborators and licensees;

•	the progress of the development and commercialization efforts under our collaborations and corporate agreements;

•	the costs associated with obtaining access to samples and related information; and

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

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

You must evaluate us in light of the uncertainties and complexities affecting an early stage genomics and proteomics company. Our technologies are new and unproven. The application of these technologies is in too early a stage to determine whether it can be successfully implemented. These technologies assume that information about gene expression, protein expression and gene sequences may enable scientists to better understand complex biological processes. Our technologies also depend on the successful integration of independent technologies, each of which has its own development risks. Relatively few therapeutic products based on gene discoveries have been successfully developed and commercialized. Our technologies may not enable either our collaborators or us to identify genes, proteins or targets for drug discovery. To date, neither our collaborators nor we have identified any targets for drug discovery based on our technologies that have shown commercial viability.

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

     We have derived substantially all of our revenues from corporate collaborations and agreements. Revenues from collaborations and related agreements depend upon continuation of the collaborations, the achievement of milestones and royalties derived from future products developed from our research and technologies. To date, we have received a significant portion of our revenues from a small number of customers, collaborators and licensees. For the six months ended June 30, 2002, revenues from DuPont, Takara and Aventis CropScience accounted for 25%, 13% and 11%, respectively, of our total revenues. For the year ended December 31, 2001, revenues from DuPont, BASF, Takara and the Institute of Molecular and Cell Biology accounted for 37%, 24%, 12% and 12%, respectively, of our total revenues. For the year ended December 31, 2000, revenues from DuPont, BASF and Aventis CropScience accounted for 51%, 29% and 11%, respectively, of our total revenues. If we fail to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under such collaborative agreements. If our customers, collaborators or licensees do not renew existing agreements, we lose one of these customers, collaborators or licensees and we do not attract new customers, collaborators or licensees or we are unable to enter into new agreements with customers, collaborators or licensees on commercially acceptable terms, our revenues may decrease, and our activities may fail to lead to commercialized products.

     Our dependence on collaborative arrangements with third parties subjects us to a number of risks. We have limited or no control over the resources that our collaborators may choose to devote to our joint efforts. Our collaborators may breach or terminate their agreements with us or fail to perform their obligations thereunder.

     Further, our collaborators may elect not to develop products arising out of our collaborative arrangements or may fail to devote sufficient resources to the development, manufacture, marketing or sale of such products. While we do not currently compete directly with any of our collaborators, some of our collaborators could become our competitors in the future if they internally develop DNA or protein analysis technologies or if they acquire other genomics or proteomics companies and move into the genomics and proteomics industries. We will not earn the revenues contemplated under our collaborative arrangements if our collaborators:

•	do not develop commercially successful products using our technologies;

•	develop competing products;

•	preclude us from entering into collaborations with their competitors;

•	fail to obtain necessary regulatory approvals; or

•	terminate their agreements with us.

We depend on a sole supplier to manufacture flow cells used in our MPSS™ technology.

     Flow cells are glass plates that are micromachined, or fabricated to very precise, small dimensions, to create a grooved chamber for immobilizing microbeads in a planar microarray, which is a two-dimensional, dense ordered array of DNA samples. We use flow cells in our Massively Parallel Signature Sequencing, or MPSS™, technology. We currently purchase the flow cells used in our MPSS™ technology from a single supplier, although the flow cells are potentially available from multiple suppliers. While we believe that alternative suppliers for flow cells exist, identifying and qualifying new suppliers could be an expensive and time-consuming process. Our reliance on outside vendors involves several risks, including:

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

     We face, and will continue to face, competition from pharmaceutical, biotechnology and agricultural companies, as well as academic research institutions, clinical laboratories and government agencies. Some of our competitors, such as Affymetrix, Inc., Celera Genomics Group, Incyte Genomics, Inc., Gene Logic, Inc., Genome Therapeutics Corporation and Hyseq, Inc., may be:

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

     We also rely on trade secret protection for our confidential and proprietary information. However, trade secrets are difficult to protect. We protect our proprietary information and processes, in part, with confidentiality agreements with employees, collaborators and consultants. However, third parties may breach these agreements, and we may not have adequate remedies for any such breach or our trade secrets may still otherwise become known by our competitors. In addition, our competitors may independently develop substantially equivalent proprietary information.

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

     We are highly dependent on the principal members of our management and scientific staff. The loss of any of these persons’ services might adversely impact the achievement of our objectives and the continuation of existing collaborations and other agreements. In addition, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. There is currently a shortage of skilled executives and employees with technical expertise, and this shortage is likely to continue. As a result, competition for skilled personnel is intense and turnover rates are high. Competition for experienced scientists from numerous companies, academic and other research institutions may limit our ability to attract and retain such personnel. We depend on our President and Chief Executive Officer, Kevin P. Corcoran, the loss of whose services could have a material adverse effect on our business. Although we have an employment agreement with Mr. Corcoran in place, currently we do not maintain key person insurance for him or any other key personnel.

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

     Our facilities are located near known earthquake fault zones and are vulnerable to damage from earthquakes. We are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities would be seriously, or potentially completely, impaired. In addition, the unique nature of our research, development and production activities could cause significant delays in our programs and make it difficult for us to recover from a disaster. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Accordingly, an earthquake or other disaster could materially and adversely harm our ability to conduct business.

Our stock price may be extremely volatile.

     We believe that the market price of our common stock will remain highly volatile and may fluctuate significantly due to a number of factors. The market prices for securities of many publicly-held, early-stage biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. For example, during the two-year period from June 30, 2000 to June 30, 2002, the closing sales price of our common stock as quoted on the Nasdaq National Market fluctuated from a low of $1.12 to a high of $48.75 per share. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The following factors and events may have a significant and adverse impact on the market price of our common stock:

•	fluctuations in our operating results;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	release of reports by securities analysts;

•	failure to maintain the Nasdaq National Market listing requirements;

•	developments or disputes concerning patent or proprietary rights;

•	developments in our relationships with current or future collaborators or customers; and

•	general market conditions.

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

Foreign Currency Rate Fluctuations

     The functional currency for our German subsidiaries is the Euro. Our German subsidiaries’ accounts are translated from the Euro to the U.S. dollar using the current exchange rate in effect at the balance sheet date, for balance sheet accounts, and using the average exchange rate during the period, for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity and, to date, have not been material. Our German subsidiaries conduct their business in local European currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our German subsidiaries or transactions with our European collaborators and customers.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities and Use of Proceeds

(c)  On April 30, 2002, Lynx completed a private placement of common stock and warrants to purchase common stock. The financing included the sale of 14.6 million newly issued shares of common stock at a purchase price of $1.55 per share, resulting in gross proceeds of approximately $22.6 million, pursuant to a common stock purchase agreement between Lynx and certain accredited investors. In connection with this transaction, we issued warrants to purchase up to 5.84 million shares of common stock at an exercise price of $1.94 per share. Additionally, we issued a warrant to purchase up to an aggregate of 292,000 shares of the Company’s common stock at an exercise price of $1.55 per share to Friedman, Billings, Ramsey & Co., Inc. (FBR), as partial consideration, in addition to other customary fees, for services rendered by FBR as sole manager for the financing. We issued the newly issued shares of common stock and warrants to purchase common stock in reliance upon an exemption from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D promulgated thereunder. Lynx filed a resale registration statement on Form S-3 (No. 333-87394) relating to the issued securities with the Securities and Exchange Commission, which was declared effective on May 13, 2002.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K.

a)	Exhibits — The following documents are filed as Exhibits to this report:

Exhibit Number		Description

3.1	(1)	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.
3.2	(1)	Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.
10.27	(2)	Form of Securities Purchase Agreement by and among the Company and the investors listed therein.
10.28	(2)	Form of Registration Rights Agreement by and among the Company and the investors listed therein.
10.29	(2)	Form of Warrant issued by the Company in favor or each investor party to the Securities Purchase Agreement and Friedman, Billings, Ramsey & Co., Inc.
10.30		Employment Agreement, dated as of June 3, 2002, by and between the Company and Kevin P. Corcoran.
10.31		Employment Agreement, dated as of June 10, 2002, by and between the Company and Thomas J. Vasicek, Ph.D.
10.32		Letter Agreement, dated as of July 9, 2002, by and between the Company and Norman John Wilkie Russell, Ph.D.
99.1		Certification by the Chief Executive Officer and the Chief Financial Officer of Lynx Therapeutics, Inc. as required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted) (the Sarbanes-Oxley Act of 2002), dated August 13, 2002.

(1)	Filed as an exhibit to Lynx’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

(2)	Filed as an exhibit to Lynx’s Current Report on Form 8-K, as amended, filed on April 30, 2002, and incorporated herein by reference.

b)	Reports on Form 8-K

The Company filed an amendment to a Current Report on Form 8-K on April 11, 2002, reporting that the Company sold its intellectual property rights under the N3’-P5’ phosphoramidate patent estate to Geron Corporation.

The Company filed a Current Report on Form 8-K on April 19, 2002, announcing a private equity financing and announcing a workforce reduction.

The Company filed a Current Report on Form 8-K on April 30, 2002, as amended on May 22, 2002, announcing the completion of a private equity financing.

The Company filed a Current Report on Form 8-K on June 4, 2002, announcing the resignation of Norrie Russell, Ph.D., and the promotion of Kevin P. Corcoran to President and Chief Executive Officer.

The Company filed a Current Report on Form 8-K on June 18, 2002, announcing the appointment of Richard P. Woychik, Ph.D., to the board of directors and the appointment of Thomas J. Vasicek, Ph.D., as Vice President, Business Development.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYNX THERAPEUTICS, INC.

/s/ Kevin P. Corcoran

	By:	Kevin P. Corcoran President and Chief Executive Officer
Date: August 14, 2002

/s/ Edward C. Albini

	By:	Edward C. Albini Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 14, 2002

INDEX TO EXHIBITS

Exhibit Number		Description

3.1	(1)	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.
3.2	(1)	Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.
10.27	(2)	Form of Securities Purchase Agreement by and among the Company and the investors listed therein.
10.28	(2)	Form of Registration Rights Agreement by and among the Company and the investors listed therein.
10.29	(2)	Form of Warrant issued by the Company in favor or each investor party to the Securities Purchase Agreement and Friedman, Billings, Ramsey & Co., Inc.
10.30		Employment Agreement, dated as of June 3, 2002, by and between the Company and Kevin P. Corcoran.
10.31		Employment Agreement, dated as of June 10, 2002, by and between the Company and Thomas J. Vasicek, Ph.D.
10.32		Letter Agreement, dated as of July 9, 2002, by and between the Company and Norman John Wilkie Russell, Ph.D.
99.1		Certification by the Chief Executive Officer and the Chief Financial Officer of Lynx Therapeutics, Inc. as required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 202 (18 U.S.C. §1350, as adopted) (the Sarbanes-Oxley Act of 2002), dated August 13, 2002.

(1)	Filed as an exhibit to Lynx’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

(2)	Filed as an exhibit to Lynx’s Current Report on Form 8-K, as amended, filed on April 30, 2002, and incorporated herein by reference.