Form 10-Q
period 2002-09-30
LYNX THERAPEUTICS INC
filed 2002-11-13
CIK 913275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2002.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _______________ to _______________

Commission File Number 0-22570

Lynx Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3161073 (I.R.S. Employer Identification No.)

25861 Industrial Blvd.
Hayward, CA 94545
(Address of principal executive offices)

(510) 670-9300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

The number of shares of common stock outstanding as of November 1, 2002 was 30,491,073.

Lynx Therapeutics, Inc.

FORM 10-Q

For the Quarter Ended September 30, 2002

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Lynx Therapeutics, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2002	2001 *

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,234	$3,199
Short-term investments	1,450	2,310
Accounts receivable	1,155	1,152
Inventory	1,048	1,718
Other current assets	1,064	897

Total current assets	15,951	9,276
Property and equipment:
Leasehold improvements	12,240	12,225
Laboratory and other equipment	21,739	20,284

	33,979	32,509
Less accumulated depreciation and amortization	(17,607)	(14,283)

Net property and equipment	16,372	18,226
Investment in related party	1,947	4,452
Other non-current assets	172	548

	$34,442	$32,502

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$970	$2,037
Accrued compensation	558	694
Deferred revenues — current portion	3,759	5,259
Notes payable — current portion	1,574	1,445
Other accrued liabilities	182	329

Total current liabilities	7,043	9,764
Deferred revenues	11,650	15,115
Notes payable	639	1,806
Other non-current liabilities	1,153	1,103
Stockholders’ equity:
Common stock	109,981	87,951
Notes receivable from stockholders	—	(250)
Deferred compensation	(132)	(744)
Accumulated other comprehensive income (loss)	—	1,139
Accumulated deficit	(95,892)	(83,382)

Total stockholders’ equity	13,957	4,714

	$34,442	$32,502

*	The balance sheet amounts at December 31, 2001 have been derived from audited financial statements at that date but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Lynx Therapeutics, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Technology access and service fees	$4,517	$5,461	$9,114	$12,709
License fees from related party	190	190	570	253
Collaborative research and other	126	113	3,024	553

Total revenues	4,833	5,764	12,708	13,516

Operating costs and expenses:
Cost of service fees revenues and other	1,170	1,137	1,905	2,910
Research and development	4,321	6,670	16,614	18,492
General and administrative	1,428	1,631	4,570	5,639
Special charge for workforce reduction	—	—	530	—

Total operating costs and expenses	6,919	9,437	23,619	27,041

Loss from operations	(2,086)	(3,673)	(10,911)	(13,525)
Equity share of income (loss) of related party	(997)	—	(2,505)	—
Interest income (expense), net	(83)	(17)	(207)	(1)
Other income (expense), net	(6)	100	905	(338)

Loss before provision for income taxes	(3,172)	(3,590)	(12,718)	(13,864)
Income tax provision (benefit)	102	100	(208)	100

Net loss	$(3,274)	$(3,690)	$(12,510)	$(13,964)

Basic and diluted net loss per share	$(0.11)	$(0.27)	$(0.57)	$(1.12)

Shares used in per share computation	28,571	13,449	22,040	12,441

See accompanying notes.

Lynx Therapeutics, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(12,510)	$(13,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,324	3,791
Amortization of deferred compensation	612	659
Pro rata share of net loss of related party	2,505	—
Gain on sale of antisense program	(1,008)	(566)
Loss on writedown of equity investment	—	1,605
Changes in operating assets and liabilities:
Accounts receivable	(3)	661
Inventory	670	(341)
Other current assets	(168)	(43)
Accounts payable	(1,068)	(950)
Accrued liabilities	(283)	(360)
Deferred revenues	(4,965)	(292)
Other non-current liabilities	52	100

Net cash used in operating activities	(12,842)	(9,700)
Cash flows from investing activities:
Purchases of short-term investments	(3,261)	(3,807)
Maturities of short-term investments	1,811	11,152
Proceeds from sale of equity securities	2,180	—
Leasehold improvements and equipment purchases, net of retirements	(1,470)	(5,819)
Notes receivable from officers and employees	626	124
Other non-current assets	—	(4,360)

Net cash used in investing activities	(114)	(2,710)
Cash flows from financing activities:
Repayment of notes payable	(1,039)	(929)
Issuance of common stock	22,030	12,235

Net cash provided by financing activities	20,991	11,306

Net increase (decrease) in cash and cash equivalents	8,035	(1,104)
Cash and cash equivalents at beginning of period	3,199	7,875

Cash and cash equivalents at end of period	$11,234	$6,771

Supplemental disclosure of cash flow information:
Interest paid	$236	$335

See accompanying notes.

Lynx Therapeutics, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

1. Nature of Business

     Lynx Therapeutics, Inc. (“Lynx” or the “Company”) believes that it is a leader in the development and application of novel technologies for the discovery of gene expression patterns important to the pharmaceutical, biotechnology and agricultural industries. These technologies are based on the Megaclone™ technology, Lynx’s unique and proprietary cloning procedure, which transforms a sample containing millions of DNA molecules into one made up of millions of micro-beads, each of which carries approximately 100,000 copies of one of the DNA molecules in the sample. Megaclone™ technology and Massively Parallel Signature Sequencing technology, or MPSS™, together provide comprehensive and quantitative digital gene expression data important to modern systems biology research. Lynx is also developing a proteomics technology, Protein ProFiler™, an automated two-dimensional liquid-based electrophoresis system, which is expected to permit high-resolution analysis of complex mixtures of proteins from cells or tissues.

2. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”). Certain prior year amounts have been reclassified to conform to current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations; nevertheless, Lynx believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results for the full year.

     The unaudited condensed consolidated financial statements include all accounts of Lynx and its wholly-owned subsidiary, Lynx Therapeutics GmbH (“Lynx GmbH”). Effective September 25, 2002, Lynx transferred all of its shares of Lynx Therapeutics Beteiligungsgesellschaft mbH (“LTBG mbH”), its wholly-owned subsidiary, to Lynx GmbH , making LTBG mbH a wholly-owned subsidiary of Lynx GmbH and an indirect, wholly-owned subsidiary of Lynx. Lynx GmbH and LTBG mbH are both German limited liability companies formed under the laws of the Federal Republic of Germany. All significant intercompany balances and transactions have been eliminated. Subject to shareholder approval of both LTBG mbH and Axaron Bioscience AG (“Axaron”) and due entry and registration with the commercial register, LTBG mbH and Axaron will merge with an economic effective date as of October 1, 2002. The merger agreement contemplates that Axaron will be the surviving entity following the consummation of the transaction. Lynx GmbH will receive all of LTBG mbH’s 4,173,330 shares of, or approximately 42% equity interest in, Axaron as consideration for the merger. LTBG mbH will automatically be dissolved immediately following the entry and registration of the merger between LTBG mbH and Axaron.

     These financial statements should be read in conjunction with Lynx’s audited consolidated financial statements and notes thereto for the year ended December 31, 2001, included in its annual report on Form 10-K, filed with the SEC.

3. Summary of Significant Accounting Policies

Revenue Recognition

     Technology access and license fees have generally resulted from upfront payments from customers, collaborators and licensees who are provided access to Lynx’s technologies for specified periods. The amounts are deferred and recognized as revenue on a straight-line basis over the noncancelable terms of the agreements to which they relate. Lynx receives payments from customers, collaborators and licensees for genomics discovery services performed by Lynx on the biological samples they send to Lynx and/or for the materials provided by Lynx. These amounts are recognized as revenues when earned over the period in which the services are performed and/or materials are delivered, provided no other obligations, refunds or credits to be applied to future work exist. Collaborative research revenues are payments received under various agreements and include such items as the sale of technology assets and milestone payments. Milestone payments are recognized as revenue upon the achievement of specified technology developments, representing the culmination of the earnings process. Other revenues include the proceeds from the sale of reagents and grant revenue. Revenues from the sales of products and reagents, which have been immaterial to date, are recognized upon shipment to the customer.

Investment in Related-Party Equity Securities

     As of September 30, 2002, Lynx held an approximately 42% equity interest in Axaron, a company owned primarily by Lynx and BASF AG. Lynx accounts for its investment in Axaron using the equity method, because its ownership is greater than 20% and Lynx has the ability to exercise significant influence over the operating, investing and financing decisions of Axaron. Under the equity method, Lynx records its pro-rata share of Axaron’s income or losses and adjusts the basis of its investment accordingly. Although Lynx has the ability to exercise significant influence over the operations of Axaron, Lynx may choose not to exercise such influence or may not have influence over certain operating matters. Consequently, Axaron’s operating results could differ significantly from Lynx’s expectations, and Lynx’s pro rata share of Axaron’s income or losses that it records in the future could be material. For the quarter and nine-month period ended September 30, 2002, Lynx’s pro-rata share of Axaron’s losses was $1.0 million and $2.5 million, respectively.

Net Loss Per Share

     Basic earnings per share (“EPS”) is computed by dividing income or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company, to the extent such securities are dilutive. Basic and diluted net losses per share are equivalent for all periods presented herein due to the Company’s net loss in all periods. At September 30, 2002, options to purchase approximately 2,700,000 shares of common stock at a weighted-average exercise price of $10.19 per share and warrants to purchase 707,588 shares of common stock at an exercise price of $5.68 per share, 292,000 shares of common stock at an exercise price of $1.55 per share and 5,840,000 shares of common stock at an exercise price of $1.94 per share were excluded from the calculation of diluted loss per share for 2002 because the effect of inclusion would be antidilutive. The options and warrants will be included in the calculation at such time as the effect is no longer antidilutive, as calculated using the treasury stock method.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 establishes new standards for accounting and reporting for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. Lynx adopted this statement during the first quarter of fiscal 2002, and its adoption did not have a material effect on Lynx’s operating results or financial position.

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

4. Comprehensive Loss

The following are the components of comprehensive loss: (in thousands)

	Three Months Ended September 30,

	2002	2001

Net loss	$(3,274)	$(3,690)
Net unrealized gain (loss) on available-for-sale securities	—	(568)

Comprehensive loss	$(3,274)	$(4,258)

	Nine Months Ended
	September 30,

	2002	2001

Net loss	$(12,510)	$(13,964)
Net unrealized gain (loss) on available-for-sale securities	(1,139)	1,639

Comprehensive loss	$(13,649)	$(12,325)

The components of accumulated other comprehensive income (loss) relate entirely to unrealized gains (losses) on available-for-sale securities and were $0 at September 30, 2002 and $1.1 million at December 31, 2001.

5. Related-Party Transactions

     In 2001, Lynx extended its technology licensing agreement with Axaron. The license extends Axaron’s right to use Lynx’s proprietary MPSS™ and Megasort™ technologies non-exclusively in Axaron’s neuroscience, toxicology and microbiology programs until December 31, 2007. Lynx received from Axaron a $5.0 million technology license fee, which was recorded as deferred revenue and is being recognized on a straight-line basis over the noncancelable term of the agreement. The recorded revenue for the three- and nine-month periods ended September 30, 2002 was approximately $190,000 and $570,000, respectively. The recorded revenue for the three- and nine-month periods ended September 30, 2001 was approximately $190,000 and $253,000, respectively. For the quarter and nine-month period ended September 30, 2002, Lynx’s pro-rata share of Axaron’s losses was approximately $1.0 million and $2.5 million, respectively. For the quarter and nine month period ended September 30, 2001, Lynx’s pro-rata share of Axaron’s losses was immaterial. In 2001, Lynx made a capital investment in Axaron of approximately $4.5 million.

     Effective September 25, 2002, Lynx transferred all of its shares of LTBG mbH, its wholly-owned subsidiary, to its other subsidiary, Lynx GmbH, making LTBG mbH a wholly-owned subsidiary of Lynx GmbH and an indirect, wholly-owned subsidiary of Lynx. Lynx GmbH and LTBG mbH are both German limited liability companies formed under the laws of the Federal Republic of Germany. Subject to shareholder approval of both LTBG mbH and Axaron and due entry and registration with the commercial register, LTBG mbH and Axaron will merge with an economic effective date as of October 1, 2002. The merger agreement contemplates that Axaron will be the surviving entity following the consummation of the transaction. Lynx GmbH will receive all of LTBG mbH’s 4,173,330 shares of, or approximately 42 % equity interest in, Axaron as consideration for the merger. LTBG mbH will automatically be dissolved immediately following the entry and registration of the merger between LTBG mbH and Axaron.

     The Company also subleases certain offices in Germany to Axaron. During the three- and nine-month periods ended September 30, 2002 and 2001, the Company received an immaterial amount of sublease income from Axaron.

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

     In connection with the Collaboration Agreement, dated as of October 1, 2000, between Takara Bio Inc. (formerly Takara Shuzo Co., Ltd.) (“Takara”) and the Company, on September 25, 2002, the Company issued and sold 2,040,816 shares of common stock, at a purchase price of $0.49 per share, to Takara in a private placement pursuant to the terms and conditions of a Common Stock Purchase Agreement, dated as of September 25, 2002.

8. Restructuring Charges

     On April 18, 2002, Lynx announced a reduction of approximately 30% of its domestic workforce. This reduction in workforce is expected to direct Lynx’s financial and human resources toward the further commercial expansion of Lynx’s genomics technologies — principally MPSS™ — and the development of its Protein ProFiler™ proteomics technology. The Company recorded a workforce reduction charge of $0.5 million related primarily to severance compensation expense for former Lynx employees in the second quarter of 2002.

9. Subsequent Event

     Lynx entered into a loan and security agreement with a financial institution, Comerica Bank-California, effective as October 23, 2002 for an equipment line of credit of up to $2.0 million with a draw-down period of one year. Under the initial advance, Lynx drew down approximately $1.5 million in November 2002 related to the purchase of equipment made in previous periods. Lynx granted Comerica Bank-California a security interest in all items Lynx financed under this agreement. The initial advance under the loan to finance the purchase of equipment made in previous periods has a term of 24 months from the date of advance and bears interest at a rate of 7.25%. Pursuant to the terms of the agreement, Lynx is required to maintain a minimum cash balance of unrestricted cash and cash equivalents in an account at Comerica Bank-California of at least $5.0 million until Comerica Bank-California receives payment in full of all outstanding obligations, and there is a liquidity requirement that Lynx have a balance of unrestricted cash at each month’s end that is greater than Lynx’s net decrease in cash during the preceding four months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and our 2001 audited financial statements and notes thereto included in our 2001 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of results that may occur in future periods.

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. When used herein, the words “believe,” “anticipate,” “expect,” “estimate” and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in our 2001 Annual Report on Form 10-K, as filed with the SEC. Lynx undertakes no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

Overview

     We believe that we are a leader in the development and application of novel technologies for the discovery of gene expression patterns important to the pharmaceutical, biotechnology and agricultural industries. These technologies are based on the Megaclone™ technology, Lynx’s unique and proprietary cloning procedure, which transforms a sample containing millions of DNA molecules into one made up of millions of micro-beads, each of which carries approximately 100,000 copies of one of the DNA molecules in the sample. Megaclone™ technology and Massively Parallel Signature Sequencing technology, or MPSS™, together provide comprehensive and quantitative digital gene expression data important to modern systems biology research. We are also developing a proteomics technology, Protein ProFiler™, an automated two-dimensional liquid-based electrophoresis system, which is expected to permit high-resolution analysis of complex mixtures of proteins from cells or tissues.

     We have incurred net losses each year since our inception in 1992. As of September 30, 2002, we had an accumulated deficit of approximately $95.9 million. Future net losses or profits will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses.

     To date, we have received a significant portion of our revenues from a small number of customers, collaborators and licensees. For the nine months ended September 30, 2002, revenues from E.I. DuPont de Nemours and Co., Takara Bio Inc. (formerly Takara Shuzo Co., Ltd.), Bayer CropScience GmbH (formerly Aventis CropScience GmbH) and Geron Corporation accounted for 37%, 12%, 14% and 20%, respectively, of our total revenues. For the year ended December 31, 2001, revenues from DuPont, BASF AG, Takara and the Institute of Molecular and Cell Biology accounted for 37%, 24%, 12% and 12%, respectively, of our total revenues. For the year ended December 31, 2000, revenues from DuPont, BASF and Bayer CropScience accounted for 51%, 29% and 11%, respectively, of our total revenues. Revenues for the third quarter and nine-month period ended September 30, 2002 were $4.8 million and $12.7 million, respectively, and revenues for the corresponding third quarter and nine-month period of 2001 were $5.8 million and $13.5 million, respectively. These revenues consist primarily of technology access and service fees from Lynx’s customers, collaborators and licensees.

     Revenues in each quarterly and annual period have in the past, and could in the future, fluctuate due to: the timing and amount of any technology access fees received and the period over which the revenue is recognized; the level of service fees, which is tied to the number and timing of biological samples received from our customers, collaborators and licensees, as well as our performance of the related genomics discovery services on the samples; the timing of achievement of milestones and the amount of related payments to us; and the number, type and timing of new, and the termination of existing, agreements with customers, collaborators and licensees.

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

     We account for our investment in Axaron Bioscience AG (“Axaron”) using the equity method. Prior to our cash capital contribution of approximately $4.5 million in 2001, such investment had a carrying value of zero in the financial statements. Since September 1, 2001, we have recognized our share of Axaron’s operating results in the accompanying statements of operations. For the quarter and nine-month period ended September 30, 2002, our pro-rata share of Axaron’s losses was approximately $1.0 million and $2.5 million, respectively.

Results of Operations

Revenues

     Revenues for the quarter and nine-month period ended September 30, 2002 were approximately $4.8 million and $12.7 million, respectively, compared to revenues for the corresponding quarter and nine-month period of 2001 of $5.8 million and $13.5 million, respectively. These revenues consist primarily of technology access and service fees from Lynx’s customers, collaborators and licensees. Revenues for the nine-month period in 2002 included technology access fees and service fees of $9.1 million, license fees from a related party of $0.6 million and other revenues of $3.0 million, primarily from the sale of certain of Lynx’s technology assets to Geron Corporation. Revenues for the nine-month period in 2001 consisted primarily of technology access and service fees.

Operating Costs and Expenses

     Total operating costs and expenses were approximately $6.9 million for the quarter ended September 30, 2002, compared to $9.4 million for the corresponding period of 2001. For the nine-month period ended September 30, 2002, operating costs and expenses were approximately $23.6 million, compared to $27.0 million for the corresponding period of 2001. For the quarter and nine-month period ended September 30, 2002, cost of service fees was approximately $1.2 million and $1.9 million, respectively, compared to $1.1 million and $2.9 million, respectively, for the corresponding quarter and nine-month period of 2001. These amounts reflect the costs of providing our genomics discovery services. Research and development expenses were approximately $4.3 million for the quarter ended September 30, 2002, compared to $6.7 million for the corresponding period of 2001. The decrease in research and development expenses from the 2001 period to the 2002 period reflects lower personnel expenses, primarily resulting from the workforce reduction that occurred during the second quarter of 2002, and a decrease in materials consumed in research and development efforts. For the nine-month period ended September 30, 2002, research and development expenses were approximately $16.6 million, compared to $18.5 million for the corresponding period of 2001. The decrease in research and development expenses in 2002 reflects a decrease in materials consumed in research and development efforts and lower personnel expenses, primarily resulting from the workforce reduction. General and administrative expenses decreased to approximately $1.4 million for the quarter ended September 30, 2002, compared to $1.6 million for the corresponding period of 2001. For the nine-month period ended September 30, 2002, general and administrative expenses decreased to approximately $4.6 million, compared to $5.6 million in the same period of 2001. The decrease in general and administrative expenses from the 2001 periods to the 2002 periods reflects lower personnel expenses and lower outside service costs. The special charge of approximately $0.5 million in the nine months ended September 30, 2002, was comprised primarily of severance charges for former Lynx employees who were part of Lynx’s workforce reduction in the second quarter of 2002.

Interest Income (Expense), Net

     Net interest expense was $83,000 and $207,000 for the quarter and nine-month period ended September 30, 2002, respectively, compared to net interest expense of $17,000 and $1,000, respectively, for the corresponding periods of 2001. The 2002 net interest expense reflects primarily a decrease in interest income due to lower average cash, cash equivalents and investment balances and the significant decline in interest rates over the past year as compared to the 2001 period. Interest expense incurred on equipment-related debt is included in both the 2002 and 2001 periods.

Equity Share Of Income (Loss) Of Related Party

     The equity share of income (loss) of related party of approximately $1.0 million for the third quarter and $2.5 million for the nine-month period ended September 30, 2002 was related to Lynx’s pro-rata share of the net loss of Axaron, a related party, for the same periods.

Other Income (Expense), Net

     Other expense was approximately $6,000 in the quarter ended September 30, 2002, compared to other income of $100,000 in the 2001 period. For the nine-month period ended September 30, 2002, other income was approximately $0.9 million, compared to other expense of $0.3 million in the same period of 2001. The 2002 other income was related primarily to the gain on the sale of our equity investment in Inex Pharmaceuticals Corporation. Other expense for the nine-month period in 2001 was related primarily to a $1.6 million writedown for an other-than-temporary decline in the value of Lynx’s equity investment in Inex, net of a $1.1 million gain recorded from the receipt of shares of common stock from Inex in the first quarter of 2001 as part of the proceeds related to the March 1998 sale of Lynx’s former antisense program.

Income Taxes

     The provision for income taxes for the quarter ended September 30, 2002 and 2001 consists entirely of foreign withholding tax on a payment received from one of our customers, collaborators and licensees. For the nine-month period ended September 30, 2002, the income tax benefit was approximately $208,000, compared to income tax expense of $100,000 in the same period of 2001. The income tax benefit relates primarily to a refund receivable for federal alternative minimum taxes paid in prior periods.

Liquidity and Capital Resources

     Net cash used in operating activities was $12.8 million for the nine months ended September 30, 2002, as compared to net cash used in operating activities of $9.7 million for the same period of 2001. The change was primarily due to a decrease in deferred revenues, partially offset by a lower net loss. Net cash used in investing activities of $0.1 million for the nine-month period ended September 30, 2002 related primarily to the net purchase of short-term investments and expenditures on capital equipment, partially offset by proceeds from the sale of equity investments. Net cash provided by financing activities for the nine-month period ended September 30, 2002 related primarily to the issuance of common stock pursuant to a common stock purchase agreement between Lynx and certain investors, partially offset by repayment of principal under an equipment loan arrangement. Cash, cash equivalents and short-term investments were approximately $12.7 million at September 30, 2002.

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

     In connection with the Collaboration Agreement, dated as of October 1, 2000, between Takara Bio Inc. (formerly Takara Shuzo Co., Ltd.) (“Takara”) and Lynx, on September 25, 2002, we issued and sold 2,040,816 shares of common stock, at a purchase price of

$0.49 per share, to Takara in a private placement pursuant to the terms and conditions of a Common Stock Purchase Agreement, dated as of September 25, 2002.

     Lynx expects to use the net proceeds of approximately $21.0 million from the April 2002 financing and other available funds to support ongoing commercial, business development and research and development activities. Lynx’s efforts will be directed toward the expansion of the commercial applications of its genomics technologies-principally MPSS™-and the continued development of its Protein ProFiler™ proteomics technology.

     Lynx expects capital investments during 2002 will be comprised primarily of equipment purchases required in the normal course of business and expenditures for leasehold improvements. Lynx intends to invest its excess cash in investment-grade, interest-bearing securities.

     Lynx entered into a loan and security agreement with a financial institution, Comerica Bank-California effective as of October 23, 2002, for an equipment line of credit of up to $2.0 million with a draw-down period of one year. Under the initial advance, Lynx drew down approximately $1.5 million in November 2002 related to the purchase of equipment made in previous periods. Lynx granted Comerica Bank-California a security interest in all items Lynx financed under this agreement. The initial advance under the loan to finance the purchase of equipment made in previous periods has a term of 24 months from the date of advance and bears interest at a rate of 7.25%. Pursuant to the terms of the agreement, Lynx is required to maintain a minimum cash balance of unrestricted cash and cash equivalents in an account at Comerica Bank-California of at least $5.0 million until Comerica Bank-California receives payment in full of all outstanding obligations, and there is a liquidity requirement that Lynx have a balance of unrestricted cash at each month’s end that is greater than Lynx’s net decrease in cash during the preceding four months.

     In late 1998, Lynx entered into a financing agreement with a financial institution, Transamerica Business Credit Corporation, under which Lynx drew down $4.8 million during 1999 for the purchase of equipment and certain other capital expenditures. Lynx granted the lender a security interest in all items financed by it under this agreement. Each draw down under the loan has a term of 48 months from the date of the draw down and an interest rate ranging from 10.9% to 11.8%. As of September 30, 2002, the principal balance under loans outstanding under this agreement was approximately $2.2 million. The draw down period under the agreement expired on March 31, 2000.

     Our contractual obligations for the next five years, and thereafter are as follows:

		Principal Payments Due by Period
Contractual
Obligations (1)	Less than 1 year	1-3 Years	4-5 Years	After 5 Years	Total

			(in thousands)
Operating leases	$2,977	$5,602	$5,568	$2,777	$16,924
Equipment loans	2,338	1,464	—	—	3,802

Total contractual cash obligations	$5,315	$7,066	$5,568	$2,777	$20,726

(1)	This table does not include any payment obligations under research license agreements, as the timing and likelihood of such payments are not known.

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

     We have incurred net losses each year since our inception in 1992, including net losses of approximately $6.7 million in 1999, $13.3 million in 2000 and $16.7 million in 2001. As of September 30, 2002, we had an accumulated deficit of approximately $95.9 million. Future net losses or profits will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses. Our research and development expenditures and general and administrative costs have exceeded our revenues to date. Research and development expenses may increase due to planned spending for ongoing technology development and implementation, as well as new applications. As a result, we will need to generate significant additional revenues to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain profitability.

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

     We have invested significant capital in our scientific and business development activities. Our future capital requirements will be substantial if we expand our operations and will depend on many factors, including:

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

     We have derived substantially all of our revenues from corporate collaborations and agreements. Revenues from collaborations and related agreements depend upon continuation of the collaborations, the achievement of milestones and royalties derived from future products developed from our research and technologies. To date, we have received a significant portion of our revenues from a small number of customers, collaborators and licensees. For the nine months ended September 30, 2002, revenues from DuPont, Takara Bio Inc. (formerly Takara Shuzo Co., Ltd.), Bayer CropScience (formerly Aventis CropScience) and Geron Corporation accounted for 37%, 12%, 14% and 20%, respectively, of our total revenues. For the year ended December 31, 2001, revenues from DuPont, BASF, Takara and the Institute of Molecular and Cell Biology accounted for 37%, 24%, 12% and 12%, respectively, of our total revenues. For the year ended December 31, 2000, revenues from DuPont, BASF and Bayer CropScience accounted for 51%, 29% and 11%, respectively, of our total revenues. If we fail to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under such collaborative agreements. If our customers, collaborators or licensees do not renew existing agreements, we lose one of these customers, collaborators or licensees and we do not attract new customers, collaborators or licensees or we are unable to enter into new agreements with customers, collaborators or licensees on commercially acceptable terms, our revenues may decrease, and our activities may fail to lead to commercialized products. Our dependence on collaborative arrangements with third parties subjects us to a number of risks. We have limited or no control over the resources that our collaborators may choose to devote to our joint efforts. Our collaborators may breach or terminate their agreements with us or fail to perform their obligations thereunder.

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

     We believe that the market price of our common stock will remain highly volatile and may fluctuate significantly due to a number of factors. The market prices for securities of many publicly-held, early-stage biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. For example, during the two-year period from September 30, 2000 to September 30, 2002, the closing sales price of our common stock as quoted on the Nasdaq National Market fluctuated from a low of $0.42 to a high of $31.25 per share. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The following factors and events may have a significant and adverse impact on the market price of our common stock:

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

If we are unable to maintain our Nasdaq National Market listing, the liquidity of our common stock would be seriously impaired and we would become subject to various statutory requirements, which would likely harm our business.

     On September 12, 2002, we received a letter from Nasdaq advising us that our common stock had not met Nasdaq's minimum bid price requirement for 30 consecutive trading days and that, if we were unable to demonstrate compliance with this requirement during the 90 calendar days ending December 9, 2002, our common stock may be subject to delisting from the Nasdaq National Market. If we are unable to meet the Nasdaq National Market requirements, at the discretion of Nasdaq our common stock may be transferred to the Nasdaq SmallCap Market. Transferring to the Nasdaq SmallCap Market would provide us with an additional grace period to satisfy the minimum bid price requirement; however, we would nevertheless be subject to certain adverse consequences described below. In addition, in such event we would still be required to satisfy various listing maintenance standards for our common stock to be quoted on the Nasdaq SmallCap Market, including the minimum bid price requirement after expiration of any grace periods. If we fail to meet such standards, our common stock would likely be delisted from the Nasdaq SmallCap Market and trade on the over-the-counter bulletin board, commonly referred to as the "pink sheets." Such alternatives are generally considered as less efficient markets and would seriously impair the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which could materially harm our business.

     If we are delisted from the Nasdaq National Market, we will face a variety of legal and other consequences that will likely negatively affect our business including, without limitation, the following:

•	we may lose our exemption from the provisions of Section 2115 of the California Corporations Code which imposes aspects of California corporate law on certain non-California corporations operating within California. As a result, (i) our stockholders would be entitled to cumulative voting, and (ii) we would be subject to more stringent stockholder approval requirements and more stockholder-favorable dissenters' rights in connection with certain strategic transactions;

•	the state securities law exemptions available to us would be more limited and, as a result, future issuances of our securities may require time-consuming and costly registration statements and qualifications;

•	due to the application of different securities law exemptions and provisions, we may be required to amend our stock option and stock purchase plans and comply with time-consuming and costly administrative procedures;

•	the coverage of Lynx by securities analysts may decrease or cease entirely; and

•	we may lose current or potential investors.

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

Item 4. Controls and Procedures

     Our chief executive officer and chief financial officer have concluded that Lynx’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-14(c)) are sufficiently effective to ensure that the information required to be disclosed by Lynx in the reports we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

     There have been no significant changes in Lynx’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in Lynx’s internal controls. Accordingly, no corrective actions were required or undertaken.

     Lynx’s management, including the chief financial officer and chief executive officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Lynx have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities and Use of Proceeds

     On September 25, 2002, Lynx sold 2,040,816 newly issued shares of our common stock at a purchase price of $0.49 per share to Takara Bio Inc. (formerly Takara Shuzo Co., Ltd.) (“Takara”) in a private placement, for an aggregate purchase price of approximately $1.0 million. Lynx issued the shares of common stock in connection with the Collaboration Agreement, dated as of October 1, 2000, with Takara and in reliance upon an exemption from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

At Lynx’s 2002 Annual Meeting of Stockholders held on September 25, 2002, Lynx stockholders voted on the following matters:

Proposal I — The following eight directors were each elected for a one-year term expiring at Lynx’s 2003 Annual Meeting of Stockholders:

Nominee	Votes For	Votes Withheld

Craig C. Taylor	20,088,205	488,882
Kevin P. Corcoran	19,605,082	972,005
Sydney Brenner, M.B., D. Phil	20,211,696	365,391
Leroy Hood, M.D., Ph.D.	20,215,191	361,896
James C. Kitch	20,087,798	489,289
Marc D. Kozin	20,391,920	185,167
David C. U’Prichard, Ph.D.	20,212,057	365,030
Richard P. Woychik, Ph.D.	19,600,818	976,269

Proposal II — Approval of Lynx’s 1992 Stock Option Plan, as amended, to increase the aggregate number of shares of common stock available for issuance under such plan by 600,000 shares:

Votes For	Votes Against	Abstentions	Broker Non- Votes

20,045,405	509,006	22,676	0

Proposal III — Ratification of the selection of Ernst & Young LLP as Lynx’s independent auditors for the fiscal year ended December 31, 2002:

Votes For	Votes Against	Abstentions	Broker Non-Votes

20,417,488	148,008	11,591	0

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K.

a)	Exhibits — The following documents are filed as Exhibits to this report:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.
3.2	Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.
10.7.5*	Fifth Amendment to Technology Development and Services Agreement, dated as of September 30, 2002, by and between the Company and Bayer CropScience GmbH.
10.33	Common Stock Purchase Agreement, dated as of September 25, 2002, by and between the Company and Takara Bio Inc.
10.34	Loan and Security Agreement, dated October 23, 2002, by and between the Company and Comerica Bank-California.
99.1 **	Certification by the Chief Executive Officer and the Chief Financial Officer of Lynx Therapeutics, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002, dated November 13, 2002.

*	Confidential treatment requested as to specific portions of this agreement, which portions are omitted and filed separately with the Securities and Exchange Commission.

**	This certification accompanies this Quarterly Report on Form 10-Q and shall not be deemed “filed” by Lynx for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

b)	Reports on Form 8-K — No Current Reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYNX THERAPEUTICS, INC.
/s/ Kevin P. Corcoran

	By:	Kevin P. Corcoran President and Chief Executive Officer
Date: November 13, 2002
/s/ Edward C. Albini

	By:	Edward C. Albini Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 13, 2002

CERTIFICATIONS

I, Kevin P. Corcoran, Chief Executive Officer of Lynx Therapeutics, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lynx Therapeutics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Kevin P. Corcoran

Kevin P. Corcoran Chief Executive Officer

I, Edward C. Albini, Chief Financial Officer of Lynx Therapeutics, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lynx Therapeutics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ Edward C. Albini

Edward C. Albini Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.
3.2	Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.
10.7.5*	Fifth Amendment to Technology Development and Services Agreement, dated as of September 30, 2002, by and between the Company and Bayer CropScience GmbH.
10.33	Common Stock Purchase Agreement, dated as of September 25, 2002, by and between the Company and Takara Shuzo Co., Ltd.
10.34	Loan and Security Agreement, dated October 23, 2002, by and between the Company and Comerica Bank-California.
99.1 **	Certification by the Chief Executive Officer and the Chief Financial Officer of Lynx Therapeutics, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002, dated November 13, 2002.

*	Confidential treatment requested as to specific portions of this agreement, which portions are omitted and filed separately with the Securities and Exchange Commission.

**	This certification accompanies this Quarterly Report on Form 10-Q and shall not be deemed “filed” by Lynx for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.