Form 10-K
period 2002-12-31
LYNX THERAPEUTICS INC
filed 2003-03-28
CIK 913275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22570

LYNX THERAPEUTICS, INC.

(Exact Name of Registrant as specified in its charter)

Delaware	94-3161073
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

25861 Industrial Blvd., Hayward, CA 94545
(Address of principal executive offices, including zip code)

(510) 670-9300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value per share

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $22,543,575.1

      The number of shares of common stock of the Registrant outstanding as of March 3, 2003, was 4,654,245. The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant, based upon the closing price of the common stock reported on the Nasdaq National Market on March 3, 2003, was $5,527,055.2

[1]	Based on a closing price of $9.03 per share on June 28, 2002 and 4,058,850 shares outstanding (as adjusted to reflect the Registrant’s reverse stock split effected in January 2003). Excludes 1,562,330 shares of the Registrant’s common stock held by executive officers, directors and stockholders whose ownership exceed 5% of the common stock outstanding at June 28, 2002.

[2]	Based on a closing price of $2.17 per share on March 3, 2003 and 4,654,245 shares outstanding. Excludes 2,107,215 shares of the Registrant’s common stock held by executive officers, directors and stockholders whose ownership exceed 5% of the common stock outstanding at March 3, 2003.

LYNX THERAPEUTICS, INC.

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2002

PART I

Item 1. Business

     Except for the historical information contained herein, this report contains certain information that is forward-looking in nature. Examples of forward-looking statements include statements regarding Lynx’s future financial results, operating results, product successes, business strategies, projected costs, future products, competitive positions and plans and objectives of management for future operations. In some cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. In addition, statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. These statements involve known and unknown risks and uncertainties that may cause Lynx’s or its industry’s results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed under the captions “Item 1. Business — Business Risks” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These and many other factors could affect the future financial and operating results of Lynx. Lynx undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

     Lynx, MPSS™, Megaclone™, Megasort™, Megatype™, Protein ProFiler™ and the Lynx logo are some of Lynx Therapeutics, Inc.’s trademarks and service marks.

     In January 2003, we received stockholder approval for, and effected, a reverse stock split of our common stock at a ratio of 1-for-7 (the “reverse stock split”). As a result of the reverse stock split, each outstanding share of common stock automatically converted into one-seventh of a share of common stock, with the par value of each share of common stock remaining at one cent ($.01) per share. Accordingly, common stock share and per share amounts for all periods presented have been adjusted to reflect the impact of the reverse stock split.

Overview

     We believe that Lynx Therapeutics, Inc. is a leader in the development and application of novel genomics analysis solutions that provide comprehensive and quantitative digital gene expression information important to modern systems biology research in the pharmaceutical, biotechnology and agricultural industries. Gene expression refers to the number of genes and the extent a cell or tissue expresses those genes, and represents a way to move beyond DNA sequence data to understand the function of genes, the proteins that they encode and the role they play in health and disease. Systems biology is an approach in which researchers seek to gain a complete molecular understanding of biological systems in health and disease.

     We believe that our Massively Parallel Signature Sequencing technology, or MPSS, generates a complete, accurate and quantitative analysis of the transcriptome (which is the full complement of activated genes, messenger RNAs or transcripts in a particular tissue at a particular time) to enable systems biology. Transcriptome analysis provides information about all the genes that are expressed in a biological sample. MPSS generates simultaneously, from a million or more Megaclone (our unique and proprietary cloning procedure) micro-beads, gene sequence information that uniquely identifies a sample’s DNA molecules without the need for individual conventional sequencing reactions and produces a comprehensive quantitative profile of gene expression in cells or tissues. MPSS is capable of finding and identifying genes that are expressed at low levels in the cell, beyond the normal sensitivity levels of microarrays (which are small glass or silicon wafers with tens of thousands of DNA molecules arrayed on the surface for subsequent analysis and are the current leading tool for gene expression analysis on the market). As a result, Lynx believes that MPSS provides a highly reproducible, quantitative digital readout for the activity of virtually every gene in a biological sample. Additionally, unlike microarrays, which are limited to the genes represented on them, MPSS does not require advance knowledge of genes or sequences and, therefore, has broad potential commercial applicability to humans, animals, plants and other commercially important organisms.

     Our current business model is primarily focused on providing genomics discovery services using MPSS. Our commercialization strategies, tactics and target customers for MPSS generally involve expanding our work with scientific thought leaders and genomics researchers and gaining additional customers in the pharmaceutical, biotechnology and agricultural industries. Additionally, our business development efforts include collaborating with information technology (IT) companies that we believe can help design the software and other tools to understand the large, complex MPSS-based data sets required to enable systems biology.

     Megaclone, our unique and proprietary cloning procedure, is the foundation technology for MPSS. Megaclone transforms a biological sample containing millions of DNA molecules into one made up of millions of micro-beads, which are microscopic beads of latex, each of which carries approximately 100,000 copies of one of the DNA molecules in the sample. Megasort, the other technology that leverages the power of Megaclone and that we have developed and commercially applied, enables researchers to focus on potential target genes by permitting, from a single experiment, the direct physical isolation of nearly all the genes differentially expressed between samples.

     We were incorporated in Delaware in February 1992. Please see a discussion of our plans under Item 1. “Business — Business Risks” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Industry Background

     The publication of the first draft sequence of the human genome was a milestone in the history of genetics and genomics. However, the remaining challenge for researchers in industry and academia alike is to explore the multitude of genomic variations and to discover, from the analysis of these differences, the functions of genes and their roles in health and disease. It is this work, post genome-sequencing, that is expected to lead to commercial opportunities and ultimately to the discovery of new therapies for unmet medical needs and to provide the basis for the emerging fields of pharmacogenomics (which is the identification and assessment of genes that are predictive of the efficacy and/or toxicity of drug compounds or that may correlate drug responses to the genotype, or genetic makeup, of an individual), and individualized patient therapy.

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

     Genomic approaches to therapeutics seek to identify genes connected to the origin of a disease. Searches to identify such genes generally are laborious and involve a very large amount of conventional DNA sequencing to identify genes or gene fragments. This knowledge of genes is only a first step. While it may pave the way for the development of better diagnostics, it may not necessarily lead to a successful therapy. For example, while a particular gene, or absence of a gene, may predispose a person to a cancer, an entirely different set of genes is likely to govern the tumor and its metastases. Hence, in addition to understanding the cause of disease, it is important to understand entire networks of genes and their functions in both healthy and diseased states in order to identify the optimal targets for therapy.

     One approach to genomics research is based on the study of gene expression and regulation of gene expression in cells in differing states or conditions. Gene expression in a cell consists of transcription, the process that converts the genetic information encoded in the double-stranded DNA of a gene into mRNA, and translation, the process that converts the genetic information encoded in mRNA into a specific protein molecule. At any one time, any particular human cell expresses thousands of genes. A different number of copies of each mRNA type will be present in each biological sample depending upon the particular cell, its function and its environmental conditions at the time. Thus, a cell will contain, at any one time, tens of thousands of different mRNAs, in various quantities, for a total on the order of one million or more mRNA molecules.

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

Our Solution

     We believe that MPSS generates a complete, accurate and quantitative analysis of the transcriptome to enable systems biology. Transcriptome analysis provides information about all the genes that are expressed in a biological sample. MPSS generates simultaneously, from a million or more Megaclone micro-beads, gene sequence information that uniquely identifies a sample’s DNA molecules without the need for individual conventional sequencing reactions and produces a comprehensive quantitative profile of gene expression in cells or tissues. MPSS is capable of finding and identifying genes that are expressed at low levels in the cell, beyond the normal sensitivity levels of microarrays. As a result, Lynx believes that MPSS provides a highly reproducible, quantitative digital readout for the activity of virtually every gene in a biological sample. Additionally, unlike microarrays, MPSS does not require advance knowledge of genes or sequences and, therefore, has broad potential commercial applicability to humans, animals, plants and other commercially important organisms.

Our Commercialization Strategies, Tactics and Target Customers

     Our commercialization strategies, tactics and target customers for MPSS generally involve expanding our work with scientific thought leaders and genomics researchers and gaining additional customers in the pharmaceutical, biotechnology and agricultural industries. Additionally, our business development efforts include collaborating with IT companies that we believe can help design the software and other tools to understand the large, complex MPSS-based data sets required to enable systems biology.

Expanding Our Genomics Discovery Services Business

     Our current business model is primarily focused on providing MPSS genomics discovery services to:

Research Institutes

We believe that scientific thought leaders in research institutes can provide an immediate, significant and enduring source of revenue, both directly from their institutes and from access to labs doing genomics research in the larger scientific research community. More broadly, we believe that we will benefit by having MPSS data placed in the public domain by these researchers. The scientific thought leaders should provide public and very visible exposure and validation of MPSS through their commentary and publications in scientific journals.

Pharmaceutical, Biotechnology and Agricultural Companies

Pharmaceutical, biotechnology and agricultural customers are an integral component of our business development focus and commercialization efforts. With the assumed accessibility to data sets containing gene expression information for cells or tissues for comparative purposes stemming from our work with scientific thought leaders and IT companies, we expect that pharmaceutical, biotechnology and agricultural companies will engage us to produce a comprehensive quantitative profile of gene expression in cells or tissues for their specific interests, such as in diseased, abnormal or induced states or conditions. In these arrangements, we could provide information content for each company’s specific internal programs.

     We believe that MPSS can become the technology of choice to: (1) accelerate drug discovery by identifying and validating drug targets and identifying pathways and mode of action; (2) accelerate drug development through lead (which is a representative of a compound series with sufficient potential to progress to a drug development program) qualification and optimization (which is the synthetic modification of a biologically active compound to fulfill all of the necessary properties required for clinical usefulness) by improving the success rate of getting products into clinical testing and to the market by patient group stratification (which is the division or arrangement of patients into representative subject populations within the clinical trial) and toxicology; and (3) enable discovery of biomarkers (which is a biochemical feature that can be used to measure the progress of disease or the effects of treatment) for diagnostics and pharmacogenomics. We believe that most of the important drug targets cannot be reliably monitored by gene expression methods other than MPSS.

     Our business development efforts to collaborate with IT companies are founded on the comprehensive, quantitative and digital nature of MPSS data. We envision performing genomics discovery services to provide the MPSS data content, while the IT companies design the software and other tools to understand the large, complex data sets required to enable systems biology. The IT companies would then market this MPSS-based data along with their hardware and analysis tools to pharmaceutical, biotechnology and agricultural companies and research institutes.

     The revenue sources from genomics discovery service arrangements may include technology access and services fees from performing MPSS analyses and providing MPSS data. Additionally, we have provided a license, as amended in December 2002, to Takara Bio Inc. (formerly Takara Shuzo Co. Ltd.) that provides Takara with the right to use our technologies to provide genomics discovery services and to manufacture and sell microarrays containing content identified by our technologies in specific geographic territories. In December 2002, Lynx sold to Takara two MPSS instruments for Takara’s use in providing genomics discovery services in their licensed territories.

Our Technologies and Applications

Massively Parallel Signature Sequencing Technology

     Our MPSS technology addresses the need to generate sequence information from millions of DNA fragments. At this extremely large scale, our MPSS approach eliminates the need for individual sequencing reactions and the physical separation of DNA fragments required by conventional sequencing methods. MPSS uses proprietary instruments and reagents developed by Lynx.

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

     We currently have over 20 operational proprietary MPSS instruments.

Megasort Technology

     Our Megasort technology provides a method to identify and physically extract essentially all genes that differ in expression levels between two samples. The novelty of Megasort is that the identification and extraction are performed in a single assay.

     Megasort compares two DNA samples, each containing millions of molecules, and extracts those DNA molecules that are present in different proportions in the samples. These extracted DNA molecules could be differentially expressed genes or DNA fragments that are found in one sample but not in the other. Because the comparison and sorting process requires no prior knowledge of the sequences of the genes present in either sample, Megasort can be used with samples isolated from tissues or organisms that are not well characterized. Megasort involves hybridizing (which is a molecular technique that uses one nucleic acid strand to locate another) two probes prepared separately, one from each of the samples to be compared, with a population of Megaclone micro-beads, each of which carries many copies of a single DNA fragment or gene derived from either of the samples. Because each probe is labeled with a different fluorescent marker, we can readily separate by a fluorescence activated cell sorter, also referred to as a FACS, genes or fragments that are under- or over-represented in either sample. Genes or fragments of interest can then be recovered from the sorted micro-beads for further study.

Megaclone Technology

     Megaclone, our unique and proprietary cloning procedure, forms the foundation of our technologies. Megaclone transforms a biological sample containing millions of DNA molecules into one made up of millions of micro-beads, which are microscopic beads of latex, each of which carries approximately 100,000 copies of one of the DNA molecules in the sample. In contrast to conventional cloning, in which an individual DNA molecule is selected from a sample and amplified into many copies for analysis or identification, we can capture on one set of micro-beads clones of nearly all the DNA sequences that characterize a sample. Once attached to the micro-beads, these clones can be handled and subjected to experiments and analyses all at the same time. Megaclone thereby enables many analyses or characterizations to be conducted that would otherwise be too cumbersome or onerous to conduct using conventional procedures where each clone must be addressed individually.

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

     By this process, each tagged DNA molecule in the original sample is converted into a micro-bead carrying about 100,000 copies of the same sequence. Therefore, in a few steps, our Megaclone technology can transform a complex mixture of a million or more individual DNA molecules into a usable format that provides the following benefits:

•	substantially all the different DNA molecules present in a sample (typically one million or more) are represented in the final micro-bead collection;

•	these million or more DNA molecules can be analyzed simultaneously in various applications; and

•	the need for storing and handling millions of individual DNA clones is eliminated.

     Megaclone is the foundation for our analytical applications, principally MPSS and Megasort.

Collaborations, Customers and Licensees

     We have derived substantially all of our revenues from corporate collaborations, customer agreements and licensing arrangements. For the year ended December 31, 2002, revenues from DuPont, Takara, Geron Corporation, Bayer CropScience and BASF accounted for 32%, 16%, 15%, 14% and 11%, respectively, of our total revenues. The following are summary descriptions of our current key collaborators, customers and licensees:

BASF AG

     In October 1996, we entered into an agreement with BASF AG, as amended in October 1998, to provide BASF with nonexclusive access to certain of our genomics discovery services. In connection with certain technology development accomplishments, BASF paid us a technology access fee of $4.5 million in the fourth quarter of 1999. BASF’s access to our genomics discovery services is for a minimum of two years and requires BASF to purchase services at a minimum rate of $4.0 million per year. At the end of the initial two-year service period in the fourth quarter of 2001, BASF exercised its right to carryover for an additional two-year period to the fourth quarter of 2003, a certain level of previously unrequested genomics discovery services. BASF paid Lynx $4.0 million in each of the fourth quarters of 1999 and 2000 for genomics discovery services to be performed by Lynx.

     Through December 31, 2002, we have received aggregate payments of $19.0 million from BASF under the agreement. We could receive additional payments from BASF over the remaining term of the agreement, which ends in the fourth quarter of 2003, from our performance of genomics discovery services in excess of those covered by the payments previously made by BASF.

E.I. DuPont de Nemours and Company

     In October 1998, Lynx entered into a research collaboration agreement with E.I. DuPont de Nemours and Company to apply our technologies on an exclusive basis to the study of certain crops and their protection. Under the terms of the agreement, we could receive payments over a five-year period for genomics discovery services, the achievement of specific technology milestones and the delivery of genomic maps of specified crops. We received an initial payment of $10.0 million for technology access at the execution of the agreement, with additional minimum service fees of $12.0 million to be received by us over a three-year period, which commenced in January 1999. DuPont subsequently elected to continue the agreement with us for a two-year period during which we should receive additional minimum service fees of $8.0 million through the fourth quarter of 2003. In the fourth quarter of 1999, we achieved a technology milestone under the agreement that resulted in a $5.0 million payment from DuPont.

     Through December 31, 2002, we have received aggregate payments of $32.0 million from DuPont under the agreement. We expect to receive minimum additional payments of $3.0 million from DuPont over the remaining term of the agreement, primarily from our continuing performance of genomics discovery services for DuPont.

Bayer CropScience (formerly Aventis CropScience GmbH)

     In March 1999, Aventis Pharmaceuticals, formerly Hoechst Marion Roussel, Inc., obtained nonexclusive access to certain of our genomics discovery services for the benefit of its affiliate, Aventis CropScience, which is now Bayer CropScience. We received an initial payment for genomics discovery services to be performed by us for Bayer CropScience. The service period was renewed in March 2000, extended in March 2002 for an additional five-year period, and amended in September 2002. Related to the five-year extension, Bayer CropScience and Lynx plan to jointly develop and commercialize a novel assay based on Lynx’s proprietary bead-based technologies. Lynx and Bayer CropScience will own the assay technology jointly. We will manufacture and sell the services or products based on the assay technology and will pay related royalties to Bayer CropScience. Additionally, we will derive revenues from performing genomics discovery services for Bayer CropScience during the development and commercialization phase of the agreement.

     Through December 31, 2002, we have received aggregate payments of $6.0 million from Bayer CropScience under the above agreements. We could receive additional payments from Bayer CropSciences from our performance of genomics discovery services in excess of those covered by the payments previously made by Bayer CropSciences or from the sales of services or products based on the assay technology to Bayer CropScience.

Takara Bio Inc. (formerly Takara Shuzo Co., Ltd.).

     In November 2000, we entered into a collaboration and license agreement with Takara Bio Inc. of Japan. The license, as amended in December 2002, provides Takara with the right in Japan, Korea and China, including Taiwan, to use our proprietary Megaclone, Megasort and MPSS technologies exclusively until the expiration of the relevant Lynx patents to provide genomics discovery services and to manufacture and sell microarrays containing content identified by our technologies. Under the terms of the original license agreement, Takara has a nonexclusive license right to manufacture and sell such microarrays elsewhere throughout the world. In connection with the amended collaboration, Takara was also granted a royalty-bearing, nonexclusive right to provide genomics discovery services to customers in France and Italy.

     At the end of three years from the effective date of the agreement, in the fourth quarter of 2003, Takara can terminate the agreement with no further payment obligations to us other than those accrued prior to the termination. Under the terms of the agreement, we will receive payments from Takara for technology access fees, royalties on sales of microarrays and revenues from genomics discovery services, the sale to Takara of proprietary instruments and reagents used in applying our technologies and purchases of Lynx common stock. In the event of improvements made by Takara that increase the efficiency of our technologies by a defined amount, Lynx and Takara have agreed to negotiate in good faith a limited reduction to the royalty rate applicable to the above royalties. In December 2002, Lynx sold two MPSS instruments to Takara for Takara’s use in providing genomics discovery services in licensed territories. As part of the amended collaboration, Takara accelerated its technology access fee payments to Lynx and equity purchases of Lynx common stock. The previously scheduled 2003 payment was made to Lynx in December 2002, and the previously scheduled 2004 and 2005 payments are now planned to be made to Lynx in 2003 and 2004, respectively.

     In both September and December 2002, in connection with the collaboration agreement, we issued and sold 291,545 shares of common stock, at a purchase price of $3.43 per share, to Takara in private placements pursuant to the terms and conditions of common stock purchase agreements. In October 2001, in connection with the collaboration agreement, we issued and sold 45,787 shares of common stock, at a purchase price of $21.84 per share, to Takara in a private placement pursuant to the terms and conditions of a common stock purchase agreement.

     Through December 31, 2002, we have received aggregate payments of $11.2 million, net of foreign withholding taxes, from Takara under the collaboration agreement. We could receive additional payments from Takara of approximately $4.0 million over the remaining term of the agreement from technology access fees and purchases of Lynx common stock. Also, we may receive payments from Takara for royalties on sales of microarrays and revenues from genomics discovery services and the sale to Takara of proprietary instruments and reagents used in applying our technologies.

Axaron Bioscience AG, formerly BASF-LYNX Bioscience AG

     In 1996, Lynx and BASF established Axaron Bioscience AG, a joint venture company in Heidelberg, Germany. Axaron began operations in 1997 and is employing our technologies in its neuroscience, toxicology and microbiology research programs. Upon the establishment of Axaron, we contributed access to our technologies to Axaron in exchange for an initial 49% equity ownership. BASF, by committing to provide research funding to Axaron of DM50 million (or approximately $26.6 million based on a December 2002 exchange rate) over a five-year period beginning in 1997, received an initial 51% equity ownership in Axaron. In 1998, BASF agreed to provide an additional $10.0 million in research funding to Axaron, of which $4.3 million was paid to us for technology assets related to a central nervous system program.

     In June 2001, we extended our technology licensing agreement with Axaron. The license extends Axaron’s right to use our proprietary MPSS and Megasort technologies nonexclusively in Axaron’s neuroscience, toxicology and microbiology programs until December 31, 2007. The agreement also positions Axaron to apply our technologies to specific disorders in the neuroscience field. Under the terms of the agreement, we received a $5.0 million technology license fee from Axaron. We intend to furnish to Axaron, initially without charge and later for a fee, Megaclone technology micro-beads, other reagents and additional MPSS instruments for use in Axaron’s research programs.

     In 2001, Lynx and BASF agreed to continue their support of Axaron’s growth, including an increase in the capital of Axaron. We made an additional investment of $4.5 million in Axaron, which maintained our ownership interest in Axaron at approximately 40%. Given our ownership share of Axaron and our ability to exercise significant influence over Axaron’s operating and accounting policies, we have accounted for the investment under the equity method in accordance with Accounting Principles Board No. 18, The Equity Method of Accounting for Investments in Common Stock.

     Through December 31, 2002, we have received aggregate payments of $9.3 million from Axaron under all related agreements. We recorded revenue of $0.8 million in 2002 and $0.4 million in 2001 from Axaron, as the technology license fee from Axaron is being recognized as revenue on a straight-line basis over the noncancelable term of the technology licensing agreement. We did not recognize any revenue from Axaron in 2000. We may receive additional payments from Axaron over the remaining term of the technology licensing agreement from the sale to Axaron of proprietary reagents and additional MPSS instruments for use in Axaron’s research programs.

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

     Many of our competitors have substantially greater capital resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than we do. These competitors may discover, characterize or develop important genes, drug targets or drug leads, drug discovery technologies or drugs in advance of our customers or us or that are more effective than those developed by our collaborators and customers or us. They may also obtain regulatory approvals for their drugs more rapidly than our collaborators or customers will, any of which could have a material adverse effect on our business. Moreover, our competitors may obtain patent protection or other intellectual property rights that could limit our rights or our collaborators’ and customers’ abilities to use our technologies or commercialize therapeutic, diagnostic or agricultural products. We also face competition from these and other entities in gaining access to cells, tissues and nucleic acid samples for use in our discovery programs.

Intellectual Property

     We are pursuing a strategy designed to obtain United States and foreign patent protection for our core technologies. Our long-term commercial success will be dependent in part on our ability to obtain commercially valuable patent claims and to protect our intellectual property portfolio. As of December 31, 2002, we owned or controlled 72 issued patents and 113 pending patent applications in the United States and foreign countries relating to our genomics and proteomics technologies.

     In addition to acquiring patent protection for our core analysis technologies, as part of our business strategy, we may file for patent protection on sets of genes, both known and newly discovered, that have diagnostic or prognostic applications, novel genes that may serve as drug development targets, genetic maps and sets of genetic markers, such as SNPs, that are associated with traits or conditions of medical or economic importance. However, there is substantial uncertainty regarding the availability of such patent protection.

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

Research and Development Expenditures

     We have devoted our efforts primarily to research and development. Research and development expenses were $20.8 million for the year ended December 31, 2002, $24.7 million for the year ended December 31, 2001 and $19.8 million for the year ended December 31, 2000.

Scientific Advisor

     Sydney Brenner, M.B., D.Phil., our principal scientific advisor, is a distinguished Professor at the Salk Institute of Biological Studies in La Jolla, California. From July 1996 to January 2001, Dr. Brenner served as Director and President of The Molecular Sciences Institute, a non-profit research institute in Berkeley, California. Until his retirement in 1996, Dr. Brenner was Honorary Professor of Genetic Medicine, University of Cambridge School of Clinical Medicine, Cambridge, England. Dr. Brenner is known for his work on genetic code and the information transfer from genes to proteins and for his pioneering research on the genetics and development of the nematode. Dr. Brenner is the principal inventor of Lynx’s bead-based technologies. Dr. Brenner is a Fellow of the Royal Society (1995) and a Foreign Associate of the U.S. National Academy of Sciences (1977) and has received numerous awards of recognition, including the Nobel Prize in Physiology or Medicine for 2002, the Albert Lasker Medical Research Award (2000 and 1991), the Genetics Society of America Medal (1987) and the Kyoto Prize (1990).

Employees

     As of December 31, 2002, we employed 128 full-time employees, of which 109 were engaged in production and research and development activities. In January 2003, we announced a reduction of approximately 25% of our workforce, or 32 people. The groups affected primarily by this action included research and development personnel based at Lynx GmbH in Germany, and those working in our proteomics group in California.

The workforce reduction was intended to further focus our financial and human resources on expanding the commercial use of MPSS. We believe we have been successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intense. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

Available Information

     We maintain a site on the World Wide Web at www.lynxgen.com; however, information found on our website is not incorporated by reference into this report. We make available free of charge on or through our website our annual report of Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

     In 2003, we intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We intend to post the text of our code of ethics on our website at www.lynxgen.com in connection with “Investor Resources” materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

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

     We have incurred net losses each year since our inception in 1992, including net losses of approximately $15.5 million in 2002, $16.7 million in 2001 and $13.3 million in 2000. As of December 31, 2002, we had an accumulated deficit of approximately $98.9 million. Net losses may continue for at least the next several years. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses. Our research and development expenditures and general and administrative costs have exceeded our revenues to date. Research and development expenses may increase due to spending for ongoing technology development and implementation, as well as new applications. We will need to generate significant additional revenues to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain profitability.

     Our ability to generate revenues and achieve profitability depends on many factors, including:

•	our ability to continue existing customer relationships and enter into additional corporate collaborations and agreements;

•	our ability to expand the scope of our products and services into new areas of pharmaceutical, biotechnology and agricultural research;

•	our customers’ and collaborators’ abilities to develop diagnostic, therapeutic and other commercial products from the application of our technologies; and

•	the successful clinical testing, regulatory approval and commercialization of such products by our customers and collaborators.

The time required to reach profitability is highly uncertain. We may not achieve profitability on a sustained basis, if at all.

We will need additional funds in the future, which may not be available to us.

     We have invested significant capital in our scientific and business development activities. Our future capital requirements will be substantial as we conduct our operations, and will depend on many factors including:

•	the progress and scope of our research and development projects;

•	payments received under our customer, license and collaborative agreements;

•	our ability to establish and maintain customer, license and collaborative arrangements;

•	the progress of the development and commercialization efforts under our customer, license and collaborative agreements;

•	the costs associated with obtaining access to samples and related information; and

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

     We believe that our current cash and cash equivalents and funding anticipated to be received from customers, collaborators and licensees will enable us to maintain our operations through at least December 31, 2003. Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. We do not know if we will be able to raise sufficient additional capital on acceptable terms, or at all. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. If we fail to obtain adequate funds on reasonable terms, we may have to curtail operations significantly or obtain funds, if such funds are at all available, by entering into financing or collaborative agreements on unattractive terms, or we will not be able to fund our operations.

Our technologies are new and unproven and may not allow our customers, collaborators or us to identify genes, proteins or targets for drug discovery.

     You must evaluate us in light of the uncertainties and complexities affecting an early stage genomics company. Our technologies are new and unproven. The application of these technologies is in too early a stage to determine whether it can be successfully implemented. These technologies assume that information about gene expression and gene sequences may enable scientists to better understand complex biological processes. Our technologies also depend on the successful integration of independent technologies, each of which has its own development risks. Relatively few therapeutic products based on gene discoveries have been successfully developed and commercialized. Our technologies may not enable our customers, collaborators or us to identify genes, proteins or targets for drug discovery. To date, neither our customers nor we have identified any targets for drug discovery based on our technologies.

We are dependent on our customers and collaborators and will need to find additional customers and collaborators in the future to develop and commercialize diagnostic or therapeutic products.

     Our strategy for the development and commercialization of our technologies and potential products includes entering into collaborations, customer agreements or licensing arrangements with pharmaceutical, biotechnology and agricultural companies and research institutes. We do not have the resources to develop or commercialize diagnostic or therapeutic products on our own. If we cannot negotiate additional collaborative arrangements or contracts on acceptable terms, or at all, or such collaborations or relationships are not successful, we may never become profitable.

     We have derived substantially all of our revenues from corporate collaborations, customer agreements and licensing arrangements. Revenues from such agreements depend upon continuation of the related relationships, our performance of genomics discovery services, the achievement of milestones and royalties derived from future products developed from our research and technologies. To date, we have received a significant portion of our revenues from a small number of collaborators, customers and licensees. For the year ended December 31, 2002, revenues from DuPont, Takara, Geron Corporation, Bayer CropScience and BASF accounted for 32%, 16%, 15%, 14% and 11%, respectively, of our total revenues. For the year ended December 31, 2001, revenues from DuPont, BASF, Takara and the Institute of Molecular and Cell Biology accounted for 37%, 24%, 12% and 12%, respectively, of our total revenues. For the year ended December 31, 2000, revenues from DuPont, BASF and Bayer CropScience accounted for 51%, 29% and 11%, respectively, of our total revenues. If we fail to perform genomics discovery services or successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under such agreements. If our collaborators, customers or licensees do not renew existing agreements, we lose one of these collaborators, customers or licensees, we do not attract new collaborators, customers or licensees or we are unable to enter into new collaborative, customer or license agreements on commercially acceptable terms, our revenues may decrease, and our activities may fail to lead to commercialized products.

     Our dependence on collaborations with third parties subjects us to a number of risks. We have limited or no control over the resources that our collaborators may choose to devote to our joint efforts. Our collaborators may breach or terminate their agreements with us or fail to perform their obligations thereunder. Further, our collaborators may elect not to develop products arising out of our collaborative arrangements or may fail to devote sufficient resources to the development, manufacture, marketing or sale of such products. While we do not currently compete directly with any of our customers and collaborators, some of our customers and collaborators could become our competitors in the future if they internally develop DNA analysis technologies or if they acquire other genomics companies and move into the genomics industry. We will not earn the revenues contemplated under our customer and collaborative arrangements, if our customers and collaborators:

•	do not develop commercially successful products using our technologies;

•	develop competing products;

•	preclude us from entering into collaborations with their competitors;

•	fail to obtain necessary regulatory approvals; or

•	terminate their agreements with us.

We depend on a single supplier to manufacture flow cells used in our MPSS technology.

     Flow cells are glass plates that are micromachined, or fabricated to very precise, small dimensions, to create a grooved chamber for immobilizing micro-beads in a planar microarray, which is a two-dimensional, dense ordered array of DNA samples. We use flow cells in our MPSS technology. We currently purchase the flow cells used in our MPSS technology from a single supplier, although the flow cells are potentially available from multiple suppliers. While we believe that alternative suppliers for flow cells exist, identifying and qualifying new suppliers could be an expensive and time-consuming process. Our reliance on outside vendors involves several risks, including:

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

     Our ability to achieve profitability depends on attracting collaborators and customers for our technologies and products. There are a limited number of pharmaceutical, biotechnology and agricultural companies and research institutes that are potential collaborators and customers for our technologies and products. To market our technologies and products, we must develop a sales and marketing group with the appropriate technical expertise. We may not successfully build such a sales force. If our sales and marketing efforts fail to be successful, our technologies and products may fail to gain market acceptance.

Our sales cycle is lengthy, and we may spend considerable resources on unsuccessful sales efforts or may not be able to enter into agreements on the schedule we anticipate.

     Our ability to obtain collaborators and customers for our technologies and products depends in significant part upon the perception that our technologies and products can help accelerate their drug discovery and genomics efforts. Our sales cycle is typically lengthy because we need to educate our potential collaborators and customers and sell the benefits of our products to a variety of constituencies within such companies. In addition, we may be required to negotiate agreements containing terms unique to each collaborator or customer. We may expend substantial funds and management effort without any assurance that we will successfully sell our technologies and products. Actual and proposed consolidations of pharmaceutical companies have negatively affected, and may in the future negatively affect, the timing and progress of our sales efforts.

The loss of key personnel or the inability to attract and retain additional personnel could impair the growth of our business.

     We are highly dependent on the principal members of our management and scientific staff. The loss of any of these persons’ services might adversely impact the achievement of our objectives and the continuation of existing customer, collaborative and license agreements. In addition, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. There is currently a shortage of skilled executives and employees with technical expertise, and this shortage is likely to continue. As a result, competition for skilled personnel is intense and turnover rates are high. Competition for experienced scientists from numerous companies, academic and other research institutions may limit our ability to attract and retain such personnel. We depend on our President and Chief Executive Officer, Kevin P. Corcoran, the loss of whose services could have a material adverse effect on our business. Although we have an employment agreement with Mr. Corcoran in place, currently we do not maintain “key person” insurance for him or any other key personnel.

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

     Our collaborators and customers may seek to develop diagnostic products based on genes or proteins. The prospect of broadly available gene-based diagnostic tests raises ethical, legal and social issues regarding the appropriate use of gene-based diagnostic testing and the resulting confidential information. It is possible that discrimination by third-party payors, based on the results of such testing, could lead to the increase of premiums by such payors to prohibitive levels, outright cancellation of insurance or unwillingness to provide coverage to individuals showing unfavorable gene or protein expression profiles. Similarly, employers could discriminate against employees with gene or protein expression profiles indicative of the potential for high disease-related costs and lost employment time. Finally, government authorities could, for social or other purposes, limit or prohibit the use of such tests under certain circumstances. These ethical, legal and social concerns about genetic testing and target identification may delay or prevent market acceptance of our technologies and products.

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

Our facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster could cause damage to our facilities and equipment, which could require us to cease or curtail operations.

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

     We believe that the market price of our common stock will remain highly volatile and may fluctuate significantly due to a number of factors. The market prices for securities of many publicly-held, early-stage biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. For example, during the two-year period from January 1, 2001 to December 31, 2002, the closing sales price of our common stock as quoted on the Nasdaq National Market fluctuated from a low of $2.73 to a high of $105.91 per share. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The following factors and events may have a significant and adverse impact on the market price of our common stock:

•	fluctuations in our operating results;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	release of reports by securities analysts;

•	developments or disputes concerning patent or proprietary rights;

•	developments in our relationships with current or future collaborators, customers or licensees; and

•	general market conditions.

     Many of these factors are beyond our control. These factors may cause a decrease in the market price of our common stock, regardless of our operating performance.

If we are unable to maintain our Nasdaq National Market listing, the liquidity of our common stock would be seriously impaired and we would become subject to various statutory requirements, which would likely harm our business.

     On September 12, 2002, we received a letter from Nasdaq advising us that our common stock had not met Nasdaq’s minimum $1.00 closing bid price requirement for 30 consecutive trading days and that, if we were unable to demonstrate compliance with this requirement during the 90-calendar day grace period ending December 9, 2002, our common stock may be subject to delisting from the Nasdaq National Market. We failed to regain compliance with the minimum bid price requirement during the 90-day grace period, and subsequently received a delisting letter from Nasdaq on December 13, 2002. On December 20, 2002, we requested an oral hearing before a Nasdaq Listing Qualifications Panel to appeal our potential delisting. At the oral hearing on January 23, 2003, we informed Nasdaq that we believed we had regained compliance with the Nasdaq National Market continued listing requirements following a 1-for-7 reverse split of our common stock effected on January 15, 2003.

     On February 21, 2003, we received a letter from Nasdaq advising us that the Nasdaq Listing Qualifications Panel acknowledged that we had regained compliance with the requirements for continued listing on the Nasdaq National Market. The Nasdaq Listing Qualifications Panel determined to continue the listing of our securities on the Nasdaq National Market provided that we file our annual report on Form 10-K for the fiscal year ended December 31, 2002 with the Securities and Exchange Commission and Nasdaq evidencing shareholders’ equity of at least $10,000,000 and that we demonstrate compliance with all requirements for continued listing on the Nasdaq National Market at that time. At December 31, 2002, we had total stockholders’ equity of $12,056,000. The Nasdaq Listing Qualifications Panel reserves the right to modify or terminate this decision upon a review of our reported financial results. In the event that we fail to comply with any terms of this decision, our securities may be transferred to the Nasdaq SmallCap Market, provided we are able to demonstrate compliance with all applicable maintenance criteria and an ability to sustain long-term compliance. In the event we are unable to do so, our securities will be delisted from the Nasdaq Stock Market.

     Transferring to the Nasdaq SmallCap Market would make us subject to certain adverse consequences as described below. In addition, we would still be required to satisfy various listing maintenance standards for our common stock to be quoted on the Nasdaq SmallCap Market, including the minimum bid price requirement. If we fail to meet such standards, our common stock would likely be delisted from the Nasdaq SmallCap Market and trade on the over-the-counter bulletin board, commonly referred to as the “pink sheets.” Such alternatives are generally considered less efficient markets and would seriously impair the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which could materially harm our business.

     If we are delisted from the Nasdaq National Market, we will face a variety of legal and other consequences that would likely negatively affect our business including, without limitation, the following:

•	we may lose our exemption from the provisions of Section 2115 of the California Corporations Code, which imposes aspects of California corporate law on certain non-California corporations operating within California. As a result, (i) our stockholders would be entitled to cumulative voting and (ii) we would be subject to more stringent stockholder approval requirements and more stockholder-favorable dissenters’ rights in connection with certain strategic transactions;

•	the state securities law exemptions available to us would be more limited, and, as a result, future issuances of our securities may require time-consuming and costly registration statements and qualifications;

•	due to the application of different securities law exemptions and provisions, we may be required to amend our stock option and stock purchase plans and comply with time-consuming and costly administrative procedures;

•	the coverage of Lynx by securities analysts may decrease or cease entirely; and

•	we may lose current or potential investors.

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

     In June 1998, Lynx GmbH entered into a noncancelable operating lease for facilities space of approximately 6,300 square-feet in Heidelberg, Germany, to house its operations. The lease terminates in June 2005. Axaron is currently subleasing a portion of this space. With the workforce reduction at Lynx GmbH in January 2003, we are evaluating alternative uses for the facilities space, which include subleasing all or a significant portion of the vacant space to a new tenant or terminating the lease. In the event of lease termination, we will be obliged to make the monthly lease payments on the facilities space for up to six months if the space remains without a new lessee and to pay the remaining unamortized balance of tenant improvements financed by the landlord over the term of the lease. Additionally, we may be required to pay up to EURO 51,000 (or approximately $54,000 based on a December 31, 2002 exchange rate) for the costs necessary to alter the facilities space to permit or enable another party to lease such space. If we choose to terminate the lease, we estimate that the total payments, including possible alteration costs, will be approximately $150,000.

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

Item 4. Submission of Matters to a Vote of Security Holders

     At Lynx’s 2002 Special Meeting of Stockholders held on January 14, 2003, Lynx stockholders voted on the following matter:

Proposal I — Approval of amendments to Lynx’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of Lynx’s common stock:

Votes For	Votes Against	Abstentions	Broker Non- Votes

2,763,245	47,829	3,369	573

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

     Our common stock trades on the Nasdaq National Market under the symbol LYNX. The following table sets forth, for the periods indicated, the high and low closing bid information for our common stock as reported by the Nasdaq National Market, as adjusted to reflect the effect of a 1-for-7 reverse split of our common stock effected on January 15, 2003:

	Common Stock Price

	High	Low

Year ended December 31, 2001
First Quarter	$105.91	$44.66
Second Quarter	61.60	35.00
Third Quarter	54.25	14.35
Fourth Quarter	31.36	15.61
Year ended December 31, 2002
First Quarter	$32.89	$14.14
Second Quarter	14.77	7.84
Third Quarter	8.61	2.94
Fourth Quarter	5.95	2.73

     As of March 3, 2003, there were approximately 1,600 stockholders of record of our common stock. On March 3, 2003, the last reported sale price of our common stock was $2.17.

     We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings to support the development of our business and do not anticipate paying cash dividends for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2002:

Equity Compensation Plan Information

	Number of		Number of Securities
	securities to be	Weighted-	remaining available for
	issued upon	average exercise	future issuance under
	exercise of	price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
Plan Category	and rights	and rights	column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1992 Stock Option Plan	360,587	$72.51	175,556
1998 Employee Stock Purchase Plan	N/A	N/A	7,471
Equity compensation plans not approved by security holders:
None	0	0	0

Total	360,587	$72.51	183,027

Recent Sales of Unregistered Securities

     On December 26, 2002, Lynx sold 291,545 newly issued shares of our common stock at a purchase price of $3.43 per share to Takara Bio Inc. (formerly Takara Shuzo Co., Ltd.) in a private placement, for an aggregate purchase price of approximately $1.0 million. Lynx issued the shares of common stock in connection with the collaboration agreement, dated as of October 1, 2000, as amended, with Takara and in reliance upon an exemption from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D promulgated thereunder.

Item 6. Selected Financial Data

     This section presents our selected consolidated historical financial data. You should read carefully the consolidated financial statements and the related notes included in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     The consolidated statement of operations data for the years ended December 31, 2000, 2001 and 2002 and the consolidated balance sheet data as of December 31, 2001 and 2002 have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 1998 and 1999 and the consolidated balance sheet data as of December 31, 1998, 1999 and 2000 have been derived from our audited financial statements that are not included in this report. Historical results are not necessarily indicative of future results. See the notes to consolidated financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per share, which have been adjusted in the consolidated statement of operations table to reflect the effect of a 1-for-7 reverse split of our common stock effected on January 15, 2003:

	Year Ended December 31,

	1998	1999	2000	2001	2002

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Technology access and services fees	$2,625	$7,833	$12,389	$18,372	$13,026
License fee from related party	—	—	—	453	759
Collaborative research and other	4,380	5,042	235	429	3,621

Total revenues	7,005	12,875	12,624	19,254	17,406
Operating costs and expenses:
Cost of services fees and other	—	828	3,652	4,118	3,499
Research and development	13,166	15,510	19,761	24,660	20,813
General and administrative	2,141	4,175	6,170	7,503	6,271
Restructuring charge for workforce reduction	—	—	—	—	530

Total operating costs and expenses	15,307	20,513	29,583	36,281	31,113

Loss from operations	(8,302)	(7,638)	(16,959)	(17,027)	(13,707)
Interest and other income (expense), net	4,106	1,232	4,158	378	(1,922)

Loss before income tax provision (benefit)	(4,196)	(6,406)	(12,801)	(16,649)	(15,629)
Income tax provision (benefit)	151	258	500	81	(98)

Net loss	$(4,347)	$(6,664)	$(13,301)	$(16,730)	$(15,531)

Basic and diluted net loss per share	$(3.15)	$(4.19)	$(8.18)	$(9.18)	$(4.50)
Shares used in per share computation	1,377	1,589	1,626	1,822	3,455

	December 31,

	1998	1999	2000	2001	2002

	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$23,862	$30,786	$18,798	$5,509	$11,735
Working capital (deficit)	20,834	25,042	10,887	(488)	7,057
Total assets	40,334	51,638	39,215	32,502	31,987
Equipment loans — noncurrent portion	—	3,471	3,077	1,806	1,093
Stockholders’ equity	$23,457	$19,646	$6,222	$4,714	$12,056

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. When used herein, the words “believe,” “anticipate,” “expect,” “estimate” and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as in Item 1. “Business — Business Risks.” We undertake no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

Overview

     We believe that Lynx Therapeutics, Inc. is a leader in the development and application of novel genomics analysis solutions that provide comprehensive and quantitative digital gene expression information important to modern systems biology research in the pharmaceutical, biotechnology and agricultural industries. These solutions are based on Megaclone and Massively Parallel Signature Sequencing, or MPSS, Lynx’s unique and proprietary cloning and sequencing technologies. Gene expression refers to the number of genes and the extent a cell or tissue expresses those genes, and represents a way to move beyond DNA sequence data to understand the function of genes, the proteins that they encode and the role they play in health and disease. Systems biology is an approach in which researchers seek to gain a complete molecular understanding of biological systems in health and disease.

     We have incurred net losses each year since our inception in 1992. As of December 31, 2002, we had an accumulated deficit of approximately $98.9 million. Net losses may continue for at least the next several years. The size of these losses will depend on the rate of growth, if any, in our revenues and on the level of our expenses.

     To date, we have received, and expect to continue to receive in the future, a significant portion of our revenues from a small number of collaborators, customers and licensees. For the year ended December 31, 2002, revenues from DuPont, Takara, Geron Corporation, Bayer CropScience and BASF accounted for 32%, 16%, 15%, 14% and 11%, respectively, of our total revenues. For the year ended December 31, 2001, revenues from DuPont, BASF, Takara and the Institute of Molecular and Cell Biology accounted for 37%, 24%, 12% and 12%, respectively, of our total revenues. For the year ended December 31, 2000, revenues from DuPont, BASF and Bayer CropScience accounted for 51%, 29% and 11%, respectively, of our total revenues.

     Revenues in each quarterly and annual period have in the past, and could in the future, fluctuate due to: the timing and amount of any technology access fees and the period over which the revenue is recognized; the level of service fees, which is tied to the number and timing of biological samples received from our collaborators and customers, as well as our performance of the related genomics discovery services on the samples; the timing of achievement of milestones and the amount of related payments to us; and the number, type and timing of new, and the termination of existing, agreements with collaborators, customers and licensees.

     Our operating costs and expenses include cost of service fees, research and development expenses and general and administrative expenses. Cost of services fees includes the costs of direct labor, materials and supplies, outside expenses, equipment and overhead incurred by us in performing our genomics discovery services for our collaborators, customers and licensees. Research and development expenses include the costs of personnel, materials and supplies, outside expenses, equipment and overhead incurred by us in our technology and application development and process improvement efforts. Research and development expenses may increase due to spending for ongoing technology development and implementation, as well as new applications, primarily for MPSS. General and administrative expenses include the costs of personnel, materials and supplies, outside expenses, equipment and overhead incurred by us primarily in our administrative, business development, legal and investor relations activities. General and administrative expenses may increase in support of our research and development, commercial and business development efforts.

     We account for our investment in Axaron Bioscience AG, a company owned primarily by BASF AG and us, using the equity method. Prior to our cash capital contribution of approximately $4.5 million in 2001, such investment had a carrying value of zero in the financial statements. Since September 1, 2001, we have recognized our share of Axaron’s operating results in the accompanying statements of operations. For the year ended December 31, 2002, our pro-rata share of Axaron’s losses was approximately $2.5 million.

     As of December 31, 2002, we employed 128 full-time employees, of which 109 were engaged in production and research and development activities. In January 2003, we announced a reduction of approximately 25% of our total workforce, or 32 people. The groups affected primarily by this action included research and development personnel based at Lynx GmbH in Germany and our proteomics group in California. The workforce reduction was intended to further focus our financial and human resources on expanding the commercial use of MPSS.

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

Revenue Recognition

     Technology access fees have generally resulted from upfront payments from collaborators, customers and licensees who are provided access to Lynx’s technologies for specified periods. We receive service fees from collaborators and customers for genomics discovery services performed by us on the biological samples they send to Lynx. Collaborative research revenues are payments received under various agreements and include such items as milestone payments. Milestone payments are recognized as revenue pursuant to collaborative agreements upon the achievement of specified technology developments, representing the culmination of the earnings process. Other revenues include the proceeds from the sale of technology assets, the sale of proprietary instruments and reagents, and grant revenue.

     Technology access and license fees are deferred and recognized as revenue on a straight-line basis over the noncancelable term of the agreement to which they relate. Payments for services and/or materials provided by Lynx are recognized as revenues when earned over the period in which the services are performed and/or materials are delivered, provided that no other obligations, refunds or credits to be applied to future work exist. Revenues from the sale of technology assets are recognized upon the transfer of the assets to the purchaser. Revenues from the sales of instruments and reagents are recognized upon shipment to the customer.

Investments in Equity Securities

     As of December 31, 2002, we held an approximate 40% equity interest in Axaron Bioscience AG. We account for our equity investment in Axaron using the equity method because our ownership is greater than 20% and we have the ability to exercise significant influence over the operating, investing and financing decisions of Axaron. Under the equity method, we record our pro-rata share of Axaron’s income or losses and adjust the basis of our investment accordingly.

     Although we have the ability to exercise significant influence over the operations of Axaron, we may choose not to exercise such influence or may not have influence over certain operating matters. Consequently, Axaron’s operating results could differ significantly from our expectations and our pro rata share of Axaron’s income or losses that we record in the future could be material.

Results of Operations

Years Ended December 31, 2002 and 2001

Revenues

     We had total revenues of $17.4 million for the year ended December 31, 2002, compared to $19.3 million for the year ended December 31, 2001. Revenues for 2002 included technology access fees and service fees of $13.0 million, license fees of $0.8 million from Axaron, a related party, and $3.6 million of collaborative research and other revenue, primarily from the sale of certain of Lynx’s technology assets to Geron Corporation and the sale of MPSS instruments to Takara. Revenues for 2001 included technology access fees and service fees of $18.4 million, license fees of $0.5 million from Axaron, a related party, and $0.4 million of collaborative research and other revenue. Our revenues have historically fluctuated from quarter to quarter and year to year and may continue to fluctuate in future periods due primarily to our service fees, which are impacted principally by the timing and number of biological samples received from existing customers and collaborators, as well as our performance of related services on these samples. Additionally, the number, type and timing of new collaborations and agreements and the related demand for, and delivery of, our services or products will impact the level of future revenues.

Operating Costs and Expenses

     Our total operating costs and expenses were $31.1 million for the year ended December 31, 2002, compared to $36.3 million for the year ended December 31, 2001. Cost of services fees and other were $3.5 million for the year ended December 31, 2002, compared to $4.1 million for the year ended December 31, 2001, and reflect the costs of providing our genomics discovery services and the cost of the MPSS instruments sold to Takara. Research and development expenses were $20.8 million in 2002 and $24.7 million in 2001. The decrease in research and development expenses in 2002 reflects a decrease in materials consumed in research and development efforts and lower personnel expenses, primarily resulting from the workforce reduction that occurred in the second quarter of 2002. Our efforts in 2002 were directed primarily toward the expansion of the commercial applications of, and process improvements for, our genomics technologies and the continued development of our proteomics technology. Research and development expenses may increase due to planned spending for ongoing technology development and implementation, as well as new applications, primarily for MPSS.

     Lynx’s research and development expenses of $20.8 million for 2002 were comprised of $4.4 million in research expenses related primarily to internal discovery projects and $16.4 million in development expenses, including $0.9 million for the Megatype technology and $1.6 million for the Protein ProFiler technology.

     In April 2002, we discontinued our development effort on Megatype, a technology that was being developed to permit the comparison of collected genomes of two populations and enable the detection and recovery of DNA fragments with the single nucleotide polymorphisms, or SNPs, that distinguish these two populations. SNPs are single nucleotide variations, or differences occurring in a single subunit of DNA or RNA, in the genetic code that occur on average at every 1,000 bases along the three billion nucleotides in the human genome. In January 2003, we discontinued our development work on our proteomics technology, Protein ProFiler, which was intended to provide high-resolution analysis of complex mixtures of proteins from cells or tissues. Proteomics is the study of the number of proteins and the extent to which they are expressed in cells or tissues. The primary reason for discontinuing our development efforts on both Megatype and Protein ProFiler was to focus our financial and human resources on expanding the commercial use of MPSS, which we believe will have the greatest commercial value to us.

     We anticipate that our research and development efforts in the future will be directed primarily toward the expansion of the commercial applications of, and process improvements for, our genomics technologies, principally MPSS. These technologies assume that information about gene expression and gene sequences may enable scientists to better understand complex biological processes. Our technologies also depend on the successful integration of independent technologies, each of which has its own development risks. Relatively few therapeutic products based on gene discoveries have been successfully developed or commercialized. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of these technologies or the ultimate costs of such efforts.

     General and administrative expenses were $6.3 million for the year ended December 31, 2002, compared to $7.5 million for the year ended December 31, 2001. The decrease in general and administrative expenses from the 2001 period to the 2002 period reflects lower personnel expenses and lower outside service costs. The restructuring charge of $0.5 million in the year ended December 31, 2002, was comprised primarily of severance charges for former Lynx employees who were part of Lynx’s workforce reduction of approximately 30% of our domestic workforce, or 45 people, in the second quarter of 2002. The group affected primarily by this action was research and development personnel in California. The workforce reduction was intended to focus our financial and human resources on expanding the commercial use of MPSS. In terms of compensation, benefits and employer taxes that would have been paid to, and on behalf of, such former employees had they remained employed by Lynx, we anticipate annualized cost savings of approximately $3.0 million. General and administrative expenses may increase in support of our research and development, commercial and business development efforts.

Interest and Other Income

     Net interest expense was $0.3 million in the year ended December 31, 2002, compared to $0.1 million for the year ended December 31, 2001. The 2002 net interest expense reflects primarily increased expense incurred on equipment-related debt outstanding in 2002 and a decrease in interest income due to the decline in interest rates during 2002 as compared to the 2001 period. Other income was $0.9 million for the year ended December 31, 2002, compared to $0.5 million for the year ended December 31, 2001. The 2002 other income was related primarily to the gain on the sale of our equity investment in Inex Pharmaceuticals Corporation. In 2001, other income was due primarily to a gain of $1.1 million from the receipt of shares of common stock from Inex, as part of the proceeds related to the March 1998 sale of our former antisense program, and a realized gain of $1.1 million from the sale of previously held Inex shares, partially offset by an other-than-temporary write down in the value of previously held Inex shares of $1.6 million.

Equity Share of Loss of Related Party

     The equity share of loss of related party of $2.5 million for the year ended December 31, 2002 reflects Lynx’s pro-rata share of the net loss of Axaron, a joint venture investee, for the same period. Lynx’s pro-rata share of Axaron’s losses was immaterial for 2001.

Income Taxes

     Income tax benefit was $98,000 in the year ended December 31, 2002, compared to the provision for income taxes of $81,000 for the year ended December 31, 2001. The 2002 income tax benefit related primarily to a refund received for federal alternative minimum taxes paid in prior periods, offset by foreign withholding tax due on payments received from our licensee, Takara. The 2001 income tax provision consisted entirely of foreign withholding tax on a payment received from our licensee, Takara.

     As of December 31, 2002, we had a federal net operating loss carryforward of approximately $63.0 million, which will expire at various dates from 2010 through 2022, if not utilized. We had a state net operating loss carryforward of approximately $2.0 million, which will expire in the years 2004 through 2012.

     As of December 31, 2002, we also had federal and California research and development and other tax credit carryforwards of approximately $2.7 million and $2.6 million, respectively. The federal research and development credit will expire at various dates from 2018 through 2021, if not utilized.

     Utilization of our net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

Subsequent Events

     In January 2003, we announced a reduction of approximately 25% of our workforce, or 32 people. The groups affected primarily by this action include research and development personnel based at Lynx Therapeutics GmbH in Germany and in our proteomics group in California. The workforce reduction is intended to further focus our financial and human resources on expanding the commercial use of MPSS. We estimate the portion of the charge related to severance payments to our former employees to be approximately $0.3 million and will be recorded in the first quarter of 2003. In terms of compensation, benefits and employer taxes that would have been paid to, and on behalf of, such former employees had they remained employed by Lynx, we anticipate annualized cost savings of approximately $2.0 million.

Years Ended December 31, 2001 and 2000

Revenues

     We had total revenues of $19.3 million for the year ended December 31, 2001, compared to $12.6 million for the year ended December 31, 2000. The increase in revenues from 2000 to 2001 was due primarily to higher service fees from the greater number of biological samples received from and analyzed for our customers and collaborators, including from new service agreements entered into or activated during 2001. Revenues for 2001 included technology access fees and service fees of $18.4 million, license fees of $0.5 million from Axaron, a related party, and $0.4 million of collaborative research and other revenue. Revenues for 2000 included technology access fees and service fees of $12.4 million and collaborative research and other revenue of $0.2 million.

Operating Costs and Expenses

     Our total operating costs and expenses were $36.3 million for the year ended December 31, 2001, compared to $29.6 million for the year ended December 31, 2000. Cost of services fees were $4.1 million for the year ended December 31, 2001, compared to $3.7 million for the year ended December 31, 2000, and reflect the costs of providing our genomics discovery services. Research and development expenses were $24.7 million in 2001 and $19.8 million in 2000. The increase in research and development expenses in 2001, as compared to 2000, was due primarily to higher personnel-related and facilities expenses and an increase in materials consumed in research and development efforts. Our efforts in 2001 were directed toward the expansion of the commercial applications of our genomics technologies and the continued development of our proteomics technology. These activities included work under new collaborations and other agreements and on internal discovery projects.

     Lynx’s research and development expenses of $24.7 million for 2001 were comprised of $5.3 million in research expenses related to internal discovery projects and $19.4 million in development expenses, including $2.4 million for the Megatype technology and $1.6 million for the Protein ProFiler technology.

     General and administrative expenses were $7.5 million for the year ended December 31, 2001, compared to $6.2 million for the year ended December 31, 2000. The increase was primarily due to higher personnel-related expenses and increased costs for outside services related to business development activities and marketing programs.

Interest and Other Income

     Net interest expense was $0.1 million in the year ended December 31, 2001, compared to net interest income of $0.9 million for the year ended December 31, 2000. The decrease was primarily due to lower average cash, cash equivalents and investment balances during 2001, as compared to 2000, and increased interest expense incurred on equipment-related debt outstanding in 2001. Other income was $0.5 million for the year ended December 31, 2001, compared to $3.3 million for the year ended December 31, 2000. In 2001, other income was due primarily to a gain of $1.1 million from the receipt of shares of common stock from Inex, as part of the proceeds related to the March 1998 sale of our former antisense program, and a gain of $1.1 million from the sale of previously held Inex shares, partially offset by a $1.6 million write down in the value of previously held Inex shares. In 2000, other income was due primarily to a gain of $3.1 million from the receipt of shares of common stock from Inex, as part of the proceeds related to the March 1998 sale of our former antisense program.

Income Taxes

     The provisions for income taxes of approximately $81,000 and $500,000 for 2001 and 2000, respectively, consisted entirely of foreign withholding tax due on a payment received from our licensee, Takara.

Liquidity and Capital Resources

     Cash and cash equivalents held at December 31, 2002 totaled $11.7 million. Net cash used in operating activities was $16.2 million for the year ended December 31, 2002, as compared to $15.4 million for fiscal year 2001. The change between 2002 and 2001 was due primarily to a higher decrease in deferred revenues and a decrease, rather than an increase, in accounts payable and other liabilities during 2002 as compared to 2001, partially offset by a lower net loss, excluding the impact of depreciation and amortization and the non-cash gains and losses. The amount of net cash used in operating activities differed from the 2002 net loss due primarily to decreases in deferred revenue and accounts payable, offset partially by depreciation and amortization of fixed assets and leasehold improvements, the net impact of certain non-cash gains and losses and a decrease in inventory. Net cash used in operating activities was $15.4 million for the year ended December 31, 2001, as compared to $9.0 million for fiscal year 2000. The change between 2001 and 2000 was due primarily to a higher decrease in deferred revenues, a lower decrease in accounts receivable and a lower increase in accounts payable and other liabilities during 2001 as compared to 2000. The amount of net cash used in operating activities differed from the 2001 net loss due primarily to the depreciation and amortization of fixed assets and leasehold improvements, the amortization of deferred compensation and the write down of an equity investment, partially offset by a decrease in deferred revenue and a gain on the sale of the antisense business. The amount of net cash used in operating activities differed from the 2000 net loss due primarily to the depreciation and amortization of fixed assets and leasehold improvements and the collection of accounts receivable.

     Net cash provided by investing activities of $1.4 million for the year ended December 31, 2002 was due primarily to proceeds from the sale of equity investments and repayment of notes receivable from employees, partially offset by expenditures for capital equipment. Net cash used in investing activities of $0.4 million for the year ended December 31, 2001, was due primarily to expenditures for capital equipment and leasehold improvements and our investment in Axaron, partially offset by proceeds from the sale of Inex securities and net maturities of short-term investments. Net cash used in investing activities of $2.3 million for the year ended December 31, 2000, was due primarily to expenditures for capital equipment and leasehold improvements, partially offset by net maturities of short-term investments.

     Net cash provided by financing activities in 2002 of $23.3 million was due primarily to the issuance of Lynx common stock in three private placements. Net cash provided by financing activities in 2001 of $11.1 million was due primarily to the issuance of Lynx common stock in two private placements. Net cash provided by financing activities in 2000 of $1.1 million was due primarily to the issuance of Lynx common stock from the exercise of employee stock options.

     In both September and December 2002, in connection with our collaboration agreement with Takara, we issued and sold 291,545 shares of common stock, at a purchase price of $3.43 per share, to Takara in private placements pursuant to the terms and conditions of common stock purchase agreements.

     In April 2002, we completed a private placement of common stock and warrants to purchase common stock. The financing included the sale of 2.1 million newly issued shares of common stock, at a purchase price of $10.85 per share, resulting in gross proceeds of $22.6 million, pursuant to a common stock purchase agreement between Lynx and certain investors. In connection with this transaction, Lynx issued warrants to purchase up to 0.8 million shares of common stock at an exercise price of $13.58 per share. Additionally, Lynx issued a warrant to purchase up to an aggregate of 41,714 shares of common stock at an exercise price of $10.85 per share to Friedman, Billings, Ramsey & Co., Inc. (FBR), as partial consideration, in addition to other customary fees, for services rendered by FBR as sole manager for the private equity financing.

     In October 2001, in connection with our collaboration agreement with Takara, we issued and sold 45,787 shares of common stock, at a purchase price of $21.84 per share, to Takara in a private placement pursuant to the terms and conditions of a common stock purchase agreement.

     In May 2001, we completed a private placement of common stock and warrants to purchase common stock. The financing included the sale of 249,605 newly issued shares of common stock, at a purchase price of $44.59 per share, resulting in net proceeds of $10.5 million, pursuant to a common stock purchase agreement between Lynx and certain investors. In connection with this transaction, we issued warrants to purchase up to 62,399 shares of common stock at an exercise price of $ 64.41 per share.

     In October 2002, we entered into a loan and security agreement with a financial institution, Comerica Bank-California, for an equipment line of credit of up to $2.0 million with a draw-down period of one year. Under the initial advance, we drew down $1.6 million in November 2002 related to the purchase of equipment made in previous periods. Lynx granted Comerica Bank-California a security interest in all items Lynx financed under this agreement. The initial advance under the loan to finance the purchase of equipment made in previous periods has a term of 24 months from the date of advance and bears interest at a rate of 7.25%. Pursuant to the terms of the agreement, we are required to maintain a minimum cash balance of unrestricted cash and cash equivalents in an account at Comerica Bank-California of at least $5.0 million until Comerica Bank-California receives payment in full of all outstanding obligations, and there is a liquidity requirement that we have a balance of unrestricted cash at each month’s end that is greater than our net decrease in cash during the preceding four months. As of December 31, 2002, the principal balance under loans outstanding under this agreement was $1.5 million. We believe that we are in compliance with all terms of the agreement.

     In late 1998, we entered into a financing agreement with a financial institution, Transamerica Business Credit Corporation, under which we drew down $4.8 million during 1999 for the purchase of equipment and certain other capital expenditures. We granted the lender a security interest in all items financed by it under this agreement. Each draw down under the loan has a term of 48 months from the date of the draw down. As of December 31, 2002, the principal balance under loans outstanding under this agreement was $1.8 million. The draw down period under the agreement expired on March 31, 2000.

     Our contractual obligations for the next five years and thereafter are as follows:

		Principal Payments Due by Period

Contractual Obligations (1)	Less than 1 year	1-3 Years	4-5 Years	After 5 Years	Total

			(in thousands)
Operating leases	$3,039	$8,225	$5,564	$—	$16,828
Equipment loans	2,250	1,093	—	—	3,343

Total contractual cash obligations	$5,289	$9,318	$5,564	$—	$20,171

(1)	This table does not include any payment obligations under license agreements as the timing and likelihood of such payments are not known.

     We plan to use available funds for ongoing commercial and research and development activities, working capital and other general corporate purposes and capital expenditures. We expect capital investments during 2003 will be less than $1.0 million and will be comprised primarily of equipment purchases required in the normal course of business. We intend to invest our excess cash in investment-grade, interest-bearing securities.

     We have obtained funding for our operations primarily through sales of preferred and common stock, payments under contractual arrangements with customers, collaborators and licensees and interest income. Consequently, investors in our equity securities and our customers, collaborators and licensees are significant sources of liquidity for us. Therefore, our ability to maintain liquidity is dependent upon a number of uncertain factors, including but not limited to the following: our ability to advance and commercialize further our technologies; our ability to generate revenues through expanding existing collaborations, customer and licensee arrangements and obtaining significant new customers, collaborators and licensees; and the receptivity of capital markets toward our equity or debt securities. The cost, timing and amount of funds required for specific uses by us cannot be precisely determined at this time and will be based upon the progress and the scope of our commercial and research and development activities; payments received under customer, collaborative and license agreements; our ability to establish and maintain customer, collaborative and license agreements; costs of protecting intellectual property rights; legal and administrative costs; additional facilities capacity needs, and the availability of alternate methods of financing.

     We have experienced operating losses since our inception of $98.9 million, including a net loss of $15.5 million for the year ended December 31, 2002. Net losses may continue as Lynx proceeds with the commercialization and additional development of our technologies. Our cash and cash equivalents were $11.7 million at December 31, 2002. We believe that our current cash and cash equivalents and funding anticipated to be received from customers, collaborators and licensees will enable us to maintain our operations through at least December 31, 2003. Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. We may seek additional financing, as needed, through arrangements with customers, collaborators and licensees and equity or debt offerings. We do not know if we will be able to raise sufficient additional capital on acceptable terms, or at all. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. If we are unable to secure additional financing on reasonable terms, or are unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, management may be forced to take substantial restructuring actions, which may include significantly reducing Lynx's anticipated level of expenditures, the sale of some or all of our assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or we will not be able to fund operations.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141, Business Combinations (SFAS 141). SFAS 141 establishes new standards for accounting and reporting for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. We adopted this statement during the first quarter of fiscal 2002, and the adoption did not have a material effect on our operating results or financial position.

     In July 2001, the FASB issued Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142), which supercedes APB Opinion No. 17, Intangible Assets. SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. We adopted this statement during the first quarter of fiscal 2002, and the adoption did not have a material effect on our operating results or financial position.

     In August 2001, the FASB issued Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. We adopted this statement during the first quarter of fiscal 2002, and the adoption did not have a material effect on our operating results or financial position.

     In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of and is applicable to financial statements issued for fiscal years beginning after December 31, 2001 (January 2002 for calendar year-end companies) with transition provisions for certain matters. We adopted this statement during the first quarter of fiscal 2002, and the adoption did not have a material effect on our operating results or financial position.

     In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including

Certain Costs Incurred in a Restructuring). SFAS 146 is effective for exit and disposal activities initiated after December 31, 2002. We expect to adopt this statement during the first quarter of fiscal 2003 and do not believe that SFAS 146 will have a material effect on our operating results or financial position.

     In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor’s Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others. FIN No. 45 clarifies the guarantor’s requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees and requires the guarantor to recognize at the inception of a guarantee a liability for the fair value of the guarantee obligation. The provisions for the initial recognition and measurement of guarantees are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The accounting profession and regulatory agencies continue to discuss various provisions of this pronouncement with the objective of providing additional guidance on its application. These discussions and the issuance of any new interpretations, once finalized, could lead to an unanticipated impact on our future financial results. Therefore, although we currently do not believe these provisions will have a material effect on our operating results or financial position, we will continue to evaluate the impact of FIN 45.

     In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (SFAS 148). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require expanded and more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB 25. Since we account for our stock-based compensation under APB 25, and have no current plans to switch to SFAS 123, the impact of SFAS 148 will be limited to the interim reporting of the effects on net loss and loss per share if we accounted for stock-based compensation under SFAS 123. SFAS 148 is effective for fiscal years ending after December 15, 2002.

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

Foreign Currency Rate Fluctuations

     The functional currency for our German subsidiary is the Euro. Our German subsidiary’s accounts are translated from the Euro to the U.S. dollar using the current exchange rate in effect at the balance sheet date, for balance sheet accounts, and using the average exchange rate during the period, for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity, and to date, have not been material. Our German subsidiary conducts its business primarily in Euros. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our German subsidiary or transactions with our European collaborators and customers.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Lynx Therapeutics, Inc.

     We have audited the accompanying consolidated balance sheets of Lynx Therapeutics, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lynx Therapeutics, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Palo Alto, California February 7, 2003

LYNX THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$11,735	$3,199
Short-term investments	—	2,310
Accounts receivable	836	1,152
Inventory	1,030	1,718
Other current assets	714	897

Total current assets	14,315	9,276
Property and equipment:
Leasehold improvements	12,238	12,225
Laboratory and other equipment	22,972	20,284

	35,210	32,509
Less accumulated depreciation and amortization	(19,640)	(14,283)

Net property and equipment	15,570	18,226
Investment in related party	1,930	4,452
Other non-current assets	172	548

	$31,987	$32,502

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$962	$2,037
Accrued compensation	516	694
Deferred revenues	2,926	5,259
Equipment loans — current portion	2,250	1,445
Other accrued liabilities	604	329

Total current liabilities	7,258	9,764
Deferred revenues	10,634	15,115
Equipment loans, less current portion	1,093	1,806
Other non-current liabilities	946	1,103
Commitments
Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 4,646,784 and 1,973,957 shares issued and outstanding at December 31, 2002 and 2001, respectively	110,978	87,951
Notes receivable from stockholders	—	(250)
Deferred compensation	(9)	(744)
Accumulated other comprehensive income	—	1,139
Accumulated deficit	(98,913)	(83,382)

Total stockholders’ equity	12,056	4,714

	$31,987	$32,502

See accompanying notes.

LYNX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,

	2002	2001	2000

Revenues:
Technology access and services fees	$13,026	$18,372	$12,389
License fee from related party	759	453	—
Collaborative research and other	3,621	429	235

Total revenues	17,406	19,254	12,624
Operating costs and expenses:
Cost of services fees and other	3,499	4,118	3,652
Research and development	20,813	24,660	19,761
General and administrative	6,271	7,503	6,170
Restructuring charge for workforce reduction	530	—	—

Total operating costs and expenses	31,113	36,281	29,583

Loss from operations	(13,707)	(17,027)	(16,959)
Equity share of loss of related party	(2,522)	—	—
Interest income (expense), net	(282)	(86)	900
Other income	882	464	3,258

Loss before income taxes	(15,629)	(16,649)	(12,801)
Income tax provision (benefit)	(98)	81	500

Net loss	$(15,531)	$(16,730)	$(13,301)

Basic and diluted net loss per share	$(4.50)	$(9.18)	$(8.18)

Shares used in per share computation	3,455	1,822	1,626

See accompanying notes.

LYNX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Notes Receivable from	Deferred	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Stockholders	Compensation	Income (Loss)	Deficit	Equity

Balance at January 1, 2000	1,602,342	$74,606	$(293)	$(2,444)	$1,128	$(53,351)	$19,646

Comprehensive loss:
Net loss	—	—	—	—	—	(13,301)	(13,301)
Net unrealized loss on securities	—	—	—	—	(2,285)	—	(2,285)

Comprehensive loss	—	—	—	—	—	—	(15,586)
Net exercise of warrants	4,228	—	—	—	—	—	—
Employee stock purchase plan issuance	2,298	288	—	—	—	—	288
Exercise of stock options for cash and repayment of note receivable	25,449	843	30	—	—	—	873
Amortization of deferred compensation, including forfeitures	—	—	—	887	—	—	887
Consulting and service expense related to stock option grants	—	114	—	—	—	—	114

Balance at December 31, 2000	1,634,317	75,851	(263)	(1,557)	(1,157)	(66,652)	6,222
Comprehensive loss:
Net loss	—	—	—	—	—	(16,730)	(16,730)
Net unrealized gain on securities	—	—	—	—	2,296	—	2,296

Comprehensive loss	—	—	—	—	—	—	(14,434)
Employee stock purchase plan issuance	5,665	314	—	—	—	—	314
Exercise of stock options for cash and repayment of note receivable	31,122	458	13	—	—	—	471
Issuance of common stock in connection with private placements, net of issuance costs of $619	295,392	11,511	—	—	—	—	11,511
Amortization of deferred compensation, including forfeitures	—	(183)	—	813	—	—	630

Balance at December 31, 2001	1,966,496	87,951	(250)	(744)	1,139	(83,382)	4,714
Comprehensive loss:
Net loss	—	—	—	—	—	(15,531)	(15,531)
Net unrealized loss on securities	—	—	—	—	(1,139)	—	(1,139)

Comprehensive loss	—	—	—	—	—	—	(16,670)
Employee stock purchase plan issuance	10,489	143	—	—	—	—	143
Exercise of stock options for cash and repayment of note receivable	1,011	3	250	—	—	—	253
Issuance of common stock in connection with private placements, net of issuance costs of $1,700	2,668,788	23,075	—	—	—	—	23,075
Amortization of deferred compensation, including forfeitures	—	(194)	—	735	—	—	541

Balance at December 31, 2002	4,646,784	$110,978	$—	$(9)	$—	$(98,913)	$12,056

See accompanying notes.

LYNX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities
Net loss	$(15,531)	$(16,730)	$(13,301)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets and leasehold improvements	5,357	5,020	3,769
Issuance of stock options to non-employees in exchange for services	—	—	114
Amortization of deferred compensation	541	630	887
Forgiveness of principal and interest on loans	181	224	55
Pro-rata share of net loss of related party	2,522	—	—
Gain on sale of antisense business	(1,009)	(2,113)	(3,119)
Non-cash portion of gain from sale of technology assets	(1,586)	—	—
Loss on sale of equity investment	64	—	—
Loss on write down of equity investment	—	1,605	—
Changes in operating assets and liabilities
Accounts receivable	316	387	2,506
Inventory	688	150	—
Other current assets	183	(495)	(891)
Accounts payable	(1,075)	397	1,000
Accrued liabilities	97	(519)	396
Deferred revenues	(6,814)	(4,312)	(648)
Other non-current liabilities	(157)	374	272

Net cash provided by (used in) operating activities	(16,223)	(15,382)	(8,960)
Cash flows from investing activities
Purchases of short-term investments	(3,261)	(3,808)	(8,097)
Maturities of short-term investments	3,261	12,153	12,543
Proceeds from sale of equity securities	3,702	3,072	—
Leasehold improvements and equipment purchases, net of retirements and sale to licensee	(2,701)	(7,427)	(6,710)
Payments received on notes receivable from officers and employees	456	70	1
Investment in related party	—	(4,452)	—
Other assets	(11)	(40)	(64)

Net cash provided by (used in ) investing activities	1,446	(432)	(2,327)
Cash flows from financing activities
Issuance of common stock, net of repurchases	23,221	12,283	1,131
Proceeds from equipment loan	1,588	—	950
Repayment of equipment loan	(1,496)	(1,145)	(969)

Net cash provided by financing activities	23,313	11,138	1,112

Net increase (decrease) in cash and cash equivalents	8,536	(4,676)	(10,175)
Cash and cash equivalents at beginning of year	3,199	7,875	18,050

Cash and cash equivalents at end of year	$11,735	$3,199	$7,875

Supplemental disclosures of cash flow information
Income taxes paid	$—	$—	$110

Interest paid	$308	$399	$128

Inex stock received	$—	$1,060	$3,119

Geron stock received	$1,586	$—	$—

See accompanying notes.

LYNX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Basis of Presentation

Business and Basis of Presentation

     Lynx Therapeutics, Inc. (“Lynx” or the “Company”) believes that it is a leader in the development and application of novel genomics analysis solutions that provide comprehensive and quantitative digital gene expression information important to modern systems biology research in the pharmaceutical, biotechnology and agricultural industries. These solutions are based on Megaclone and Massively Parallel Signature Sequencing, or MPSS, Lynx’s unique and proprietary cloning and sequencing technologies. Gene expression refers to the number of genes and the extent a cell or tissue expresses those genes, and represents a way to move beyond DNA sequence data to understand the function of genes, the proteins that they encode and the role they play in health and disease. Systems biology is an approach in which researchers seek to gain a complete molecular understanding of biological systems in health and disease.

     The Company’s consolidated financial statements have been presented on a basis that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced operating losses since its inception of $98.9 million, including a net loss of $15.5 million for the year ended December 31, 2002. Net losses may continue as Lynx proceeds with the commercialization and additional development of its technologies. The Company’s cash and cash equivalents were $11.7 million at December 31, 2002. Management believes that Lynx’s current cash and cash equivalents and funding anticipated to be received from customers, collaborators and licensees will be sufficient to enable the Company to meet its projected operating and capital requirements through at least December 31, 2003. Additionally, Lynx may seek additional financing, as needed, through arrangements with customers, collaborators and licensees and equity or debt offerings. There can be no assurance that additional financing, if required, will be available on satisfactory terms or at all. If the Company is unable to secure additional financing on reasonable terms, or is unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, management may be forced to take substantial restructuring actions, which may include significantly reducing the Company's anticipated level of expenditures, the sale of some or all of the Company’s assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or it will not be able to fund operations.

     The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Lynx Therapeutics GmbH, formed under the laws of the Federal Republic of Germany. All significant intercompany balances and transactions have been eliminated. Certain amounts in prior periods have been reclassified to conform to the current year presentation.

     In January 2003, Lynx received stockholder approval for, and effected, a reverse stock split of the Company's common stock at a ratio of 1-for-7 (the “reverse stock split”). As a result of the reverse stock split, each outstanding share of common stock automatically converted into one-seventh of a share of common stock, with the par value of each share of common stock remaining at one cent ($.01) per share. Accordingly, common stock share and per share amounts for all periods presented have been adjusted to reflect the impact of the reverse stock split.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

     Assets and liabilities of the Company’s wholly-owned foreign subsidiary are translated from its local currency at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. Any material resulting translation adjustments are reflected as a separate component of stockholders’ equity. Translation adjustments as of December 31, 2002 and 2001 were immaterial.

Concentration of Credit Risk

     Financial instruments that potentially subject Lynx to concentration of credit risk consist principally of cash equivalents, short-term investments and trade receivables. The Company invests its excess cash in deposits with major banks and in money market and short-term debt securities of companies with strong credit ratings from a variety of industries. These securities generally mature within 365 days and, therefore, bear minimal interest-rate risk. The Company, by corporate policy, limits the amount of credit exposure to any one issuer and to any one type of investment.

     Pharmaceutical companies and other research institutions account for a substantial portion of the Company’s trade receivables. The Company provides credit in the normal course of business to its customers and collateral for these receivables is generally not required. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The Company has not experienced significant credit losses to date.

     Lynx depends on a single supplier to manufacture flow cells used in its MPSS technology. Lynx currently purchases the flow cells from a single supplier, although the flow cells are potentially available from multiple suppliers. While Lynx believes that alternative suppliers for flow cells exist, identifying and qualifying new suppliers could be an expensive and time-consuming process. Lynx’s reliance on outside vendors involves several risks, including the inability to obtain an adequate supply of required components due to manufacturing capacity constraints, a discontinuance of a product by a third-party manufacturer or other supply constraints, reduced control over quality and pricing of components and delays and long lead times in receiving materials from vendors.

Fair Value of Debt Obligations

     The fair value of short-term and long-term obligations is estimated based on current interest rates available to Lynx for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their fair values.

Cash, Cash Equivalents and Short-term Investments

     The Company considers all investments in money market mutual funds, commercial paper and corporate bonds and notes with maturities at the date of purchase of 90 days or less as cash equivalents. Investments in debt securities with maturities beyond 90 days, but less than one year, and investments in publicly traded equity securities are considered to be short-term investments. The Company’s investment policy stipulates that the investment portfolio be maintained with the objectives of preserving principal, maintaining liquidity and maximizing return.

     The Company determines the appropriate classification of money market mutual funds, commercial paper, equity securities and corporate bonds and notes at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2002 and 2001, the Company had classified its entire cash equivalent and short-term investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized gains and losses reported as a component of accumulated other comprehensive income. If a decline in the fair value of a short-term investment is below its cost for two consecutive quarters or if the decline is due to a significant adverse event, it is considered to be an other-than-temporary decline. Accordingly, the investment is written down to its estimated fair value. Other-than-temporary declines in fair value on short-term investments are charged against interest income.

     The cost of investments in commercial paper and corporate bonds and notes is adjusted for the amortization of premiums and accretion of discounts to maturity, which is included in interest income. The cost of securities sold, if any, is based on the specific identification method.

Inventory

     Inventory is stated at the lower of standard cost (which approximates first-in, first out cost) or market. The balances at December 31, 2002 and 2001 were classified as raw materials and consisted primarily of reagents and other chemicals utilized while performing genomics discovery services. Inventory is charged to cost of services fees and other as consumed.

Property and Equipment

     Property and equipment are stated at original cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which are generally three years. Leasehold improvements are amortized over the lesser of the useful life of the asset or the remaining term of the facility lease.

Long-lived Assets

     In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the Company identifies and records impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the discounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such impairments have been identified with respect to the Company’s long-lived assets, which consist primarily of property and equipment.

Revenue Recognition

     Technology access fees have generally resulted from upfront payments from collaborators, customers and licensees who are provided access to Lynx’s technologies for specified periods. Lynx receives service fees from collaborators and customers for genomics discovery services performed by the Company on the biological samples they send to Lynx. Collaborative research revenues are payments received under various agreements and include such items as milestone payments. Milestone payments are recognized as revenue pursuant to collaborative agreements upon the achievement of specified technology developments, representing the culmination of the earnings process. Other revenues include the proceeds from the sale of technology assets, the sale of proprietary instruments and reagents and grant revenue.

     Technology access and license fees are deferred and recognized as revenue on a straight-line basis over the noncancelable term of the agreement to which they relate. Payments for services and/or materials provided by Lynx are recognized as revenues when earned over the period in which the services are performed and/or materials are delivered, provided that no other obligations, refunds or credits to be applied to future work exist. Revenues from the sale of technology assets are recognized upon the transfer of the assets to the purchaser. Revenues from the sales of instruments and reagents are recognized upon shipment to the customer.

     Revenue from significant collaborators, customers and licensees represented the following percentages of total revenue:

	Year Ended December 31,

	2002	2001	2000

E.I. DuPont de Nemours and Company	32%	37%	51%
Takara Bio Inc.	16%	12%	4%
Geron Corporation	15%	—	—
Bayer CropScience	14%	4%	11%
BASF AG	11%	24%	29%
Institute of Molecular and Cell Biology	—	12%	2%

Net Loss Per Share

     Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Basic and diluted net loss per share amounts are the same in each year as the Company incurred a net loss for all periods presented.

     The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,

	2002	2001	2000

Net loss	$(15,531)	$(16,730)	$(13,301)

Basic and diluted:
Weighted-average shares of common stock outstanding	3,455	1,823	1,629
Less weighted-average shares subject to repurchase	—	(1)	(3)

Shares used in computing basic and diluted net loss per share	3,455	1,822	1,626
Basic and diluted net loss per share	$(4.50)	$(9.18)	$(8.18)

     Had Lynx been in a net income position, diluted earnings per share would have included the impact of outstanding shares subject to repurchase and the dilutive impact of outstanding options and warrants to purchase common stock. Excluded from the computation of basic and diluted net loss per share are approximately 1,338,000, 443,000 and 348,000 shares related to options and warrants to purchase common stock at December 31, 2002, 2001 and 2000, respectively, prior to the application of the treasury stock method. Such shares have been excluded because they are anti-dilutive for all periods presented.

Stock-Based Compensation

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     All stock option awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model, in accordance with SFAS 123 and Emerging Issues Task Force Consensus No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The option arrangements are subject to periodic remeasurement over their vesting terms. The Company recorded compensation expense related to option grants to non-employees of $0 for the years ended December 31, 2002 and 2001, and $114,000 for the year ended December 31, 2000.

     Pro forma information regarding net loss and net loss per share required by Statement of Financial Accounting Standard No. 123, Accounting for Stock-based Compensation (SFAS 123), as amended by SFAS 148, is presented below and has been determined as if the Company had accounted for awards under its stock option and employee stock purchase plans using the fair value method:

	Year Ended December 31,

	2002	2001	2000

	(in thousands, except per share amounts)
Net loss, as reported	$(15,531)	$(16,730)	$(13,301)
Stock-based employee compensation, net of taxes, as reported	541	630	887
Stock based employee compensation, net of taxes, as if fair value method applied to all awards	$(4,765)	$(5,976)	$(3,538)

Net loss, pro forma as if fair value method applied to all awards	$(19,755)	$(22,076)	$(15,952)

Basic and diluted net loss per share, as reported	$(4.50)	$(9.18)	$(8.18)

Basic and diluted net loss per share, pro forma as if fair value method applied to all awards	$(5.72)	$(12.12)	$(9.81)

Segment Reporting

     Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), establishes standards for the way that public business enterprises report information about operating segments in financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s business activities include the development and commercialization of technologies aimed at handling and/or analyzing the DNA molecules or fragments in biological samples. Accordingly, the Company operates in only one business segment. All of the Company’s assets and revenues are derived from this activity. Substantially all of the Company’s long-lived assets are located in the United States. To date, revenues have been derived primarily from contracts with companies located in North America, Europe and Asia, as follows (revenue is attributed to geographic areas based on the location of the customers):

	Year Ended December 31,

	2002	2001	2000

		(in thousands)
United States	$8,906	$7,520	$6,480
Europe
Germany	5,570	6,346	5,394
France	35	696	—
United Kingdom	—	100	—
Norway	30	—	—
Asia
Japan	2,865	2,322	500
Singapore	—	2,270	250

	$17,406	$19,254	$12,624

Income Taxes

     Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the reported cumulative net losses for the prior three years, the Company has provided a full valuation against its net deferred tax assets as of December 31, 2002 and 2001. The Company intends to evaluate the realizability of the deferred tax assets on a quarterly basis. See Note 10 to the Consolidated Financial Statements.

Investments in Equity Securities

     As of December 31, 2002, Lynx held an approximate 40% equity interest in Axaron Bioscience AG. In 2001, Lynx made a capital investment in Axaron of approximately $4.5 million. Lynx accounts for its equity investment in Axaron using the equity method in accordance with Accounting Principles Board No. 18, The Equity Method of Accounting for Investments in Common Stock (APB 18) because Lynx’s ownership is greater than 20% and Lynx has the ability to exercise significant influence over the operating, investing and financing decisions of Axaron. Under the equity method, Lynx records its pro-rata share of Axaron’s income or losses and adjusts the basis of its investment accordingly.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141, Business Combinations (SFAS 141). SFAS 141 establishes new standards for accounting and reporting for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. Lynx adopted this statement during the first quarter of fiscal 2002, and the adoption did not have a material effect on the Company's operating results or financial position.

     In July 2001, the FASB issued Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142), which supercedes APB Opinion No. 17, Intangible Assets. SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. Lynx adopted this statement during the first quarter of fiscal 2002, and the adoption did not have a material effect on the Company's operating results or financial position.

     In August 2001, the FASB issued Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Lynx adopted this statement during the first quarter of fiscal 2002, and the adoption did not have a material effect on the Company's operating results or financial position.

     In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of and is applicable to financial statements issued for fiscal years beginning after December 31, 2001 (January 2002 for calendar year-end companies) with transition provisions for certain matters. Lynx adopted this statement during the first quarter of fiscal 2002, and the adoption did not have a material effect on the Company's operating results or financial position.

     In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 is effective for exit and disposal activities initiated after December 31, 2002. Lynx expects to adopt this statement during the first quarter of fiscal 2003, and Lynx does not believe that SFAS 146 will have a material effect on the Company's operating results or financial position.

     In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor’s Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others. FIN No. 45 clarifies the guarantor’s requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees and requires the guarantor to recognize at the inception of a guarantee a liability for the fair value of the guarantee obligation. The provisions for the initial recognition and measurement of guarantees are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The accounting profession and regulatory agencies continue to discuss various provisions of this pronouncement with the objective of providing additional guidance on its application. These discussions and the issuance of any new interpretations, once finalized, could lead to an unanticipated impact on the Company's future financial results. Therefore, although Lynx currently does not believe these provisions will have a material effect on the Company's operating results or financial position, Lynx will continue to evaluate the impact of FIN 45.

     In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (SFAS 148). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require expanded and more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB 25. Since Lynx accounts for our stock-based compensation under APB 25, and has no current plans to switch to SFAS 123, the impact of SFAS 148 will be limited to the interim reporting of the effects on net loss and loss per share if the Company accounted for stock-based compensation under SFAS 123. SFAS 148 is effective for fiscal years ending after December 15, 2002.

2. Cash Equivalents and Short-term Investments

     The following is a summary of available-for-sale securities:

	Available-for-Sale Securities

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
December 31, 2002
Money market mutual funds	$9,179	$—	$—	$9,179

December 31, 2001
Equity securities	$1,171	$1,139	$—	$2,310
Money market mutual funds	2,703	—	—	2,703

	$3,874	$1,139	$—	$5,013

     As of December 31, 2002, there were no short-term investments. As of December 31, 2001, short-term investments consisted only of marketable equity securities.

3. Investment in and Transactions with Related Parties

Axaron Bioscience AG

     The Company holds an equity investment in Axaron Bioscience AG (“Axaron”) (See Note 4). As of December 31, 2002, Lynx held approximately a 40% ownership interest in Axaron and had the ability to exercise significant influence over Axaron’s operating and accounting policies. Lynx has accounted for the investment under the equity method in accordance with APB Opinion No. 18. Under the equity method, the Company records its pro-rata share of the income or losses of Axaron. Axaron is engaged in employing Lynx’s technologies in its neuroscience, toxicology and microbiology research programs. See Note 4 for further discussion of the joint venture.

     Summarized unaudited financial information of Axaron is as follows (in thousands):

	December 31,

	2002	2001	2000

Condensed Balance Sheet Data:
Current assets	$7,459	$11,502	$541
Noncurrent assets	5,727	5,665	1,308
Current liabilities	1,872	3,269	1,782
Stockholders’ equity	11,314	13,898	67
Condensed Statements of Operations Data:
Net sales	2,539	9,486	8,072
Operating costs and expenses	8,911	9,525	8,098
Income or (loss) from continuing operations	(6,372)	(39)	(26)
Net income (loss)	(6,131)	65	5

     In 2001, Lynx extended its technology licensing agreement with Axaron. The license extends Axaron’s right to use Lynx’s proprietary MPSS and Megasort technologies non-exclusively in Axaron’s neuroscience, toxicology and microbiology programs until December 31, 2007. Lynx received from Axaron a $5.0 million technology license fee, which was recorded as deferred revenue and is being recognized on a straight-line basis over the noncancelable term of the agreement. The recorded revenue for year ended December 31, 2002 and 2001 was $759,000 and $443,000, respectively. The Company performed genomics discovery services for Axaron in 2001, and recorded service revenue of $10,000. In 2001, Lynx made a capital investment in Axaron of approximately $4.5 million. For the year ended December 31, 2002, Lynx’s pro-rata share of Axaron’s losses was approximately $2.5 million. Lynx’s pro-rata share of Axaron’s losses was immaterial for 2001.

     The Company also subleases certain offices in Germany to Axaron. During 2002 and 2001, the Company received an immaterial amount of sublease income from Axaron.

Other Transactions with Related Parties

     For legal services tendered during the calendar year ended December 31, 2002, Lynx paid approximately $471,000 to Cooley Godward LLP, Lynx's counsel, of which, a director of Lynx, is a partner.

4. Collaborators, Customers and Licensees

BASF AG

     In October 1996, Lynx entered into an agreement with BASF AG, as amended in October 1998, to provide BASF with nonexclusive access to certain of the Company's genomics discovery services. In connection with certain technology development accomplishments, BASF paid Lynx a technology access fee of $4.5 million in the fourth quarter of 1999. BASF’s access to Lynx’s genomics discovery services is for a minimum of two years and requires BASF to purchase services at a minimum rate of $4.0 million per year. At the end of the initial two-year service period in the fourth quarter of 2001, BASF exercised its right to carryover for an additional two-year period to the fourth quarter of 2003, a certain level of previously unrequested genomics discovery services. BASF paid Lynx $4.0 million in each of the fourth quarters of 1999 and 2000 for genomics discovery services to be performed by Lynx.

     Through December 31, 2002, Lynx has received aggregate payments of $19.0 million from BASF under the agreement. Lynx could receive additional payments from BASF over the remaining term of the agreement, which ends in the fourth quarter of 2003, from Lynx’s performance of genomics discovery services in excess of those covered by the payments previously made by BASF.

E.I. DuPont de Nemours and Company

     In October 1998, Lynx entered into a research collaboration agreement with E.I. DuPont de Nemours and Company to apply Lynx’s technologies on an exclusive basis to the study of certain crops and their protection. Under the terms of the agreement, Lynx could receive payments over a five-year period for genomics discovery services, the achievement of specific technology milestones and the delivery of genomic maps of specified crops. Lynx received an initial payment of $10.0 million for technology access at the execution of the agreement, with additional minimum service fees of $12.0 million to be received by Lynx over a three-year period, which commenced in January 1999. DuPont subsequently elected to continue the agreement with Lynx for a two-year period during which Lynx should receive additional minimum service fees of $8.0 million through the fourth quarter of 2003. In the fourth quarter of 1999, Lynx achieved a technology milestone under the agreement that resulted in a $5.0 million payment from DuPont.

     Through December 31, 2002, Lynx has received aggregate payments of $32.0 million from DuPont under the agreement. Lynx expects to receive minimum additional payments of $3.0 million from DuPont over the remaining term of the agreement, primarily from Lynx’s continuing performance of genomics discovery services for DuPont.

Bayer CropScience (formerly Aventis CropScience GmbH)

     In March 1999, Aventis Pharmaceuticals, formerly Hoechst Marion Roussel, Inc., obtained nonexclusive access to certain of Lynx’s genomics discovery services for the benefit of its affiliate, Aventis CropScience, which is now Bayer CropScience. Lynx received an initial payment for genomics discovery services to be performed for Bayer CropScience. The service period was renewed in March 2000, extended in March 2002 for an additional five-year period, and amended in September 2002. Related to the five-year extension, Bayer CropScience and Lynx plan to jointly develop and commercialize a novel assay based on Lynx’s proprietary bead-based technologies. Lynx and Bayer CropScience will own the assay technology jointly. Lynx will manufacture and sell the services or products based on the assay technology, and will pay related royalties to Bayer CropScience. Additionally, Lynx will derive revenues from performing genomics discovery services for Bayer CropScience during the development and commercialization phase of the agreement.

     Through December 31, 2002, Lynx has received aggregate payments of $6.0 million from Bayer CropScience under the above agreements. Lynx could receive additional payments from Bayer CropSciences from Lynx’s performance of genomics discovery services in excess of those covered by the payments previously made by Bayer CropSciences or from the sales of services or products based on the assay technology to Bayer CropScience.

Takara Bio Inc. (formerly Takara Shuzo Co., Ltd.).

     In November 2000, Lynx entered into a collaboration and license agreement with Takara Bio Inc. of Japan. The license, as amended in December 2002, provides Takara with the right in Japan, Korea and China, including Taiwan, to use Lynx’s proprietary Megaclone, Megasort and MPSS technologies exclusively through the expiration of the relevant Lynx patents to provide genomics discovery services and to manufacture and sell microarrays containing content identified by Lynx’s technologies. Under the terms of the original license agreement, Takara has a non-exclusive license right to manufacture and sell such microarrays elsewhere throughout the world. In connection with the amended collaboration, Takara was also granted a royalty-bearing, nonexclusive right to provide genomics discovery services to customers in France and Italy.

     At the end of three years from the effective date of the agreement in the fourth quarter 2003, Takara can terminate the agreement with no further payment obligations to Lynx other than those accrued prior to the termination. Under the terms of the agreement, Lynx will receive payments from Takara for technology access fees, royalties on sales of microarrays and revenues from genomics discovery services, the sale to Takara of proprietary instruments and reagents used in applying Lynx’s technologies and purchases of Lynx common stock. In the event of improvements made by Takara that increase the efficiency of Lynx’s technologies by a defined amount, Lynx and Takara have agreed to negotiate in good faith a limited reduction to the royalty rate applicable to the above royalties. In December 2002, Lynx sold two MPSS instruments to Takara for Takara’s use in providing genomics discovery services in their licensed territories. As part of the amended collaboration, Takara accelerated its technology access fee payments to Lynx and equity purchases of Lynx common stock. The previously scheduled 2003 payment was made to Lynx in December 2002, and the previously scheduled 2004 and 2005 payments are now planned to be made to Lynx in 2003 and 2004, respectively.

     In both September and December 2002, in connection with the collaboration agreement, Lynx issued and sold 291,545 shares of common stock, at a purchase price of $3.43 per share, to Takara in private placements pursuant to the terms and conditions of common stock purchase agreements. In October 2001, in connection with the collaboration agreement, Lynx issued and sold 45,787 shares of common stock, at a purchase price of $21.84 per share, to Takara in a private placement pursuant to the terms and conditions of a common stock purchase agreement.

     Through December 31, 2002, Lynx has received aggregate payments of $11.2 million, net of foreign withholding taxes, from Takara under the agreement. Lynx could receive additional payments from Takara of approximately $4.0 million over the remaining term of the agreement from technology access fees and purchases of Lynx common stock. Also, Lynx may receive payments from Takara for royalties on sales of microarrays and revenues from genomics discovery services and the sale to Takara of proprietary instruments and reagents used in applying Lynx’s technologies.

Axaron Bioscience AG, formerly BASF-LYNX Bioscience AG

     In 1996, Lynx and BASF established Axaron Bioscience AG, a joint venture company in Heidelberg, Germany. Axaron began operations in 1997 and is employing Lynx’s technologies in its neuroscience, toxicology and microbiology research programs. Upon the establishment of Axaron, Lynx contributed access to its technologies to Axaron in exchange for an initial 49% equity ownership. BASF, by committing to provide research funding to Axaron of DM50 million (or approximately $26.6 million based on a December 2002 exchange rate) over a five-year period beginning in 1997, received an initial 51% equity ownership in Axaron. In 1998, BASF agreed to provide an additional $10.0 million in research funding to Axaron, of which $4.3 million was paid to Lynx for technology assets related to a central nervous system program.

     In June 2001, Lynx extended its technology licensing agreement with Axaron. The license extends Axaron’s right to use Lynx’s proprietary MPSS and Megasort technologies nonexclusively in Axaron’s neuroscience, toxicology and microbiology programs until December 31, 2007. The agreement also positions Axaron to apply Lynx’s technologies to specific disorders in the neuroscience field. Under the terms of the agreement, Lynx received a $5.0 million technology license fee from Axaron. Lynx intends to furnish to Axaron, initially without charge and later for a fee, with Megaclone technology micro-beads, other reagents and additional MPSS instruments for use in Axaron’s research programs.

     In 2001, Lynx and BASF agreed to continue their support of Axaron’s growth, including an increase in the capital of Axaron. Lynx made an additional investment of $4.5 million in Axaron, which maintained Lynx’s ownership interest in Axaron at approximately 40%. Given Lynx’s ownership share of Axaron and its ability to exercise significant influence over Axaron’s operating and accounting policies, Lynx has accounted for the investment under the equity method in accordance with Accounting Principles Board No. 18, The Equity Method of Accounting for Investments in Common Stock (APB 18).

     Through December 31, 2002, Lynx has received aggregate payments of $9.3 million from Axaron under all related agreements. Lynx recorded revenue of $0.8 million in 2002 and $0.4 million in 2001 from Axaron, as the technology license fee from Axaron is being recognized as revenue on a straight-line basis over the noncancelable term of the technology licensing agreement. Lynx did not recognize any revenue from Axaron in 2000. Lynx may receive additional payments from Axaron over the remaining term of the technology licensing agreement from the sale to Axaron of proprietary reagents and additional MPSS instruments for use in Axaron’s research programs.

5. Sale of the Antisense Business

     In March 1998, Lynx sold its portfolio of phosphorothioate antisense patents and licenses and its therapeutic oligonucleotide manufacturing facility (collectively, the “Antisense Business”) to Inex Pharmaceuticals Corporation (“Inex”), a Canadian company. As partial consideration in this transaction, Lynx received $3.0 million in cash and 1.2 million shares of Inex common stock, in three equal installments of 400,000 shares in each of March 1998, March 2000 and March 2001.

     Lynx recorded the installments of the Inex common stock received on March 31, 2001 and 2000, at fair value, in other income when received. The Company recognized other income of $1.1 million in 2001 and $3.1 million in 2000 related to the receipt of shares. During fiscal year 2001, the Company sold 763,000 shares of Inex common stock and recognized a gain of $1.0 million. The 2001 gains were offset by a loss of $1.6 million recorded in 2001 as a result of charges related to other-than-temporary declines in the fair value of Inex shares. In the first quarter of 2002, the Company sold its remaining 437,000 shares of Inex common stock and recognized a gain of approximately $1.0 million.

6. Sale of Technology Assets

     On March 6, 2002, Lynx sold its intellectual property rights under the N3’-P5’ phosphoramidate patent estate to Geron Corporation (“Geron”) in exchange for $1.0 million in cash and 210,000 shares of Geron common stock. The agreement with Geron involves the sale of a family of patents covering process and compositional matter claims related to oligonucleotides containing phosphoramidate backbone linkages. The Company recognized proceeds of approximately $2.6 million from the sale of this technology to Geron, reflected in the statement of operations as collaborative research and other revenue. The Company sold all of the Geron stock in April 2002, realizing a loss upon sale of approximately $64,000.

7. Restructuring Charges

     On April 18, 2002, Lynx implemented a reduction of approximately 30% of its domestic workforce (or 45 people). The Company recorded a workforce reduction charge of $0.5 million related primarily to severance compensation expense for former Lynx employees in the second quarter of 2002.

8. License Agreements

     Lynx has entered into various license agreements with companies and academic institutions. Such agreements generally require Lynx to pay annual or semiannual license fees and are generally cancelable upon 30 to 90 days’ notice. The expenses associated with licenses were approximately $60,000, $75,000 and $90,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

9. Notes Receivable from Officers

     In 1999, the Company entered into loan agreements with certain officers of the Company. The aggregate loans totaled $360,000, were secured by second mortgages on real property, had interest accruable at rates of 4.83% to 6.02% per annum and were subject to early repayment under specified circumstances. The principal and interest on the loans were to be forgiven, based on the officer’s continuous employment over a four-year period, in the following amounts: 50% on the second anniversary date of employment; and 25% on each of the third and fourth anniversary dates of employment. The loans were either paid in full or forgiven in 2002 under the terms of the agreements.

     In August 1998, Lynx entered into two loan agreements with an officer of the Company. Each loan was in the amount of $100,000, secured by a second mortgage on real property, with interest accruable at the rate of 5.57% per annum, and subject to early repayment under specified circumstances. The principal and interest on one loan were to be forgiven, based on the officer’s continuous employment over a four-year period, in the following amounts: 50% on the second anniversary date of employment; and 25% on each of the third and fourth anniversary dates of employment. The second loan was to be repaid by the officer according to the following schedule: 50% of the principal on the third anniversary date of employment; and the remainder of the principal plus accrued interest on the fourth anniversary date of employment. The first loan was forgiven under the terms of the agreement, and the second loan was paid in full in 2002.

     In April 1997, Lynx entered into a full-recourse loan agreement with an officer of the Company. A note receivable of $250,000 was issued under a stock purchase agreement for the purchase of 50,000 shares of common stock whereby all the shares issued under the agreement were pledged as collateral. The outstanding principal amount was due and payable in full in April 2002, subject to an obligation to repay under specified circumstances. Interest was payable upon the expiration or termination of the note and accrued at the rate of 6.49% per annum, and $81,125 in interest was forgiven in 2002. The loan’s principal was paid in full in 2002.

10. Stockholders’ Equity

Common Stock

     In January 2003, Lynx received stockholder approval for, and effected, a reverse stock split of the Company's common stock at a ratio of 1-for-7 (the “reverse stock split”). As a result of the reverse stock split, each outstanding share of common stock automatically converted into one-seventh of a share of common stock, with the par value of each share of common stock remaining at one cent ($.01) per share. Accordingly, common stock share and per share amounts for all periods presented have been adjusted to reflect the impact of the reverse stock split.

     At December 31, 2002, Lynx had reserved 1,520,682 shares of common stock for issuance upon the exercise of outstanding employee and non-employee stock options, upon the issuance of shares to be purchased pursuant to the employee stock purchase plan and upon the exercise of outstanding warrants as noted below:

Stock option grants outstanding	360,587
Shares available for option grants	175,556
Employee stock purchase plan shares	7,471
Warrants	977,068

1,520,682

     In both September and December 2002, in connection with the collaboration agreement, Lynx issued and sold 291,545 shares of common stock, at a purchase price of $3.43 per share, to Takara in private placements pursuant to the terms and conditions of common stock purchase agreements.

     In April 2002, Lynx completed a $22.6 million private placement of common stock and warrants to purchase common stock (the “financing”) resulting in proceeds of $20.9 million, net of commissions and expenses. The financing included the sale of 2.1 million newly issued shares of common stock at $10.85 per share and the issuance of warrants to purchase approximately 0.8 million shares of common stock at an exercise price of $13.58 per share. In connection with the financing, the Company issued a warrant to purchase up to an aggregate of 41,714 shares of the Company’s common stock at an exercise price of $10.85 per share to Friedman, Billings, Ramsey & Co., Inc. (“FBR”), as partial consideration, in addition to other customary fees, for services rendered by FBR as sole manager for the private equity financing.

     In October 2001, in connection with the collaboration agreement, Lynx issued and sold 45,787 shares of common stock, at a purchase price of $21.84 per share, to Takara in a private placement pursuant to the terms and conditions of a common stock purchase agreement.

     In May 2001, Lynx completed a private placement of common stock and warrants to purchase common stock. The financing included the sale of 249,605 newly issued shares of common stock at a purchase price of $44.59 per share, resulting in net proceeds of approximately $10.5 million, pursuant to a common stock purchase agreement between Lynx and certain investors. In connection with this transaction, Lynx issued warrants to purchase up to 101,082 shares of common stock at an exercise price of $39.76 per share.

     In November 1996, Lynx issued common stock and options in exchange for shares of Spectragen, Inc. common stock and options held by certain officers, employees and one consultant of Spectragen, pursuant to an agreement of merger between Lynx and Spectragen. Spectragen was a wholly-owned subsidiary of Lynx at the time of the exchange. A portion of the shares was subject to repurchase rights, which expired ratably over a five-year period. Pursuant to the merger, and in accordance with APB 25, Lynx recorded approximately $1.4 million in deferred compensation for the difference between the fair market value of the Lynx stock and the deemed fair market value of the Spectragen stock on the day of acquisition. The deferred compensation has been charged ratably to expense as the repurchase rights expired over the period of 1997 through 2002.

     Also in November 1996, Lynx issued options to purchase shares of Lynx common stock in exchange for options to purchase shares of Spectragen common stock pursuant to the agreement of merger between the Company and Spectragen. In accordance with APB 25, Lynx recognized deferred compensation of $712,000 representing the difference between the exercise price of the options and the fair market value of the Company’s common stock on the day of the exchange. The deferred compensation has been charged to expense over the respective vesting periods of the grants from 1997 through 2002.

     In December 1997, Lynx's board of directors (the “Board”) approved the commencement of vesting of certain performance-based stock options that had been granted to certain employees prior to the merger between Spectragen and Lynx. In connection with this action, Lynx recognized deferred compensation of $4.1 million representing the difference between the exercise price of the options and the fair market value of the Company’s common stock at the time of the December 1997 approval. The deferred compensation has been charged to expense over the period beginning December 1997, through the end of the five-year vesting period.

1992 Stock Option Plan

     In July 1992, the Board adopted, and the stockholders subsequently approved, the Company’s 1992 Stock Option Plan (the “1992 Plan”). In May 1996, the stockholders approved an amendment to the 1992 Plan extending the term of the 1992 Plan until March 2006. In September 2002, the stockholders approved an amendment to the 1992 Plan, authorizing the increase in the number of shares authorized for issuance under the 1992 Plan from a total of 785,714 shares to 871,428 shares.

     Under the 1992 Plan, the exercise price of incentive stock options granted may not be less than 100% (110% in the case of options granted to a person who owns more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of Lynx’s common stock at the date of grant. Nonqualified options may be granted at not less than 85% of the fair market value of Lynx’s common stock at the date of grant. Options generally vest over a five-year period from the date of grant and have a term of ten years (five years in the case of options granted to a person who owns more than 10% of the total combined voting power of all classes of stock of the Company).

     The stock option activity under the 1992 Plan was as follows:

	Options Outstanding

	Available for	Number of Shares	Weighted Average
	Grant	Subject to Options	Exercise Price

Balance at January 1, 2000	55,536	276,768	$51.14
Shares authorized	85,714	—	—
Options granted	(105,135)	105,135	$184.96
Options exercised	—	(25,449)	$33.06
Options canceled	5,789	(7,956)	$60.52

Balance at December 31, 2000	41,904	348,498	$92.61
Shares authorized	100,000	—	—
Options granted	(97,115)	97,115	$54.90
Options exercised	—	(31,122)	$14.71
Options canceled	34,187	(34,248)	$77.48

Balance at December 31, 2001	78,976	380,243	$90.72
Shares authorized	85,714	—	—
Options granted	(129,120)	129,120	$9.29
Options exercised	—	(1,011)	$2.50
Options canceled	139,986	(147,765)	$64.60

Balance at December 31, 2002	175,556	360,587	$72.51

     As of December 31, 2002, all options granted under the 1992 Plan were nonqualified options. Certain officers and employees of the Company were granted the right to exercise their options prior to vesting, subject to the Company’s right of repurchase at the original issue price, which lapses ratably over five years. As of December 31, 2002, 2001 and 2000, there were zero, 477 and 2,230 shares outstanding that were subject to repurchase, respectively.

     The options outstanding at December 31, 2002 have been segregated into ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable

	Options	Weighted-average	Weighted-	Options currently	Weighted-
	outstanding at	remaining	average	exercisable at	average
Range of	December 31,	contractual life	exercise	December 31,	exercise
exercise prices	2002	(in years)	price	2002	price

$2.66 - $8.05	42,494	8.84	$7.02	5,263	$5.04
$10.01 - $10.01	63,194	9.35	$10.01	6,773	$10.01
$10.78 - $35.07	44,556	3.99	$18.91	39,593	$18.52
$36.75 - $56.98	46,453	7.24	$46.52	22,701	$45.59
$58.63 - $73.50	39,271	6.08	$64.54	30,999	$63.63
$74.41 - $86.66	43,174	7.08	$78.97	24,813	$79.61
$89.67 - $110.25	43,140	6.45	$105.88	31,645	$105.46
$112.00 - $341.25	26,307	7.59	$203.04	12,596	$204.40
$386.75 - $386.75	571	7.11	$386.75	313	$386.75
$537.25 - $537.25	11,427	7.15	$537.25	5,688	$537.25

$2.66 - $537.25	360,587	7.18	$72.51	180,384	$82.60

1998 Employee Stock Purchase Plan

     In May 1998, the stockholders approved the adoption of the Company’s 1998 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan authorized the issuance of 28,369 shares of common stock pursuant to purchase rights granted to employees of the Company and is intended to be an “employee stock purchase plan” as defined in Section 423 of the Internal Revenue Code. As of December 31, 2002, a total of 20,898 shares of common stock had been issued to employees at an aggregate purchase price of $909,425 and a weighted-average purchase price of $43.52 per share pursuant to offerings under the Purchase Plan, and 7,471 shares remained available for future issuance.

Pro Forma Information

     Pro forma information regarding net loss and net loss per share is required by Statement of Financial Accounting Standard No. 123, Accounting for Stock-based Compensation (SFAS 123), as amended by SFAS 148, and has been determined as if the Company had accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The weighted-average fair value of options granted in 2002, 2001 and 2000 was $6.99, $41.68 and $147.96 per share, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model for the single option approach with the following weighted-average assumptions: a risk-free interest rate of 2.98%, 4.35% and 6.0% for 2002, 2001 and 2000, respectively; a weighted-average expected life of five years for 2002, 2001 and 2000 grants; an expected dividend yield of zero for all three years; and a volatility factor of the expected market price of the Company’s common stock of 106% for 2002, 109% for 2001 and 100% for 2000.

     Under SFAS 123, the fair value for the Purchase Plan purchase rights was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rate of 2.98%, 2.2% and 6.0%; no dividend yields; volatility factor of the expected market price of the Company’s common stock of 106%, 109% and 100%; and a weighted-average expected life of 0.50, 0.47 and 0.55 years. The weighted-average fair value of those purchase rights granted in 2002, 2001 and 2000, respectively, was $17.74, $58.00 and $67.55.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

Preferred Stock

     Under Lynx's certificate of incorporation, the Board has the authority, without further action by the holders of Lynx’s common stock, to issue 2,000,000 additional shares of preferred stock from time to time in series and with preferences and rights as it may designate. These preferences and rights may be superior to those of the holders of Lynx’s common stock. For example, the holders of preferred stock may be given a preference in payment upon Lynx’s liquidation or for the payment or accumulation of dividends before any distributions are made to the holders of common stock.

     Any authorization or issuance of preferred stock, while providing desirable flexibility in connection with financings, possible acquisitions and other corporate purposes, could also have the effect of making it more difficult for a third party to acquire a majority of Lynx’s outstanding voting stock or making it more difficult to remove directors and effect a change in management. The preferred stock may have other rights, including economic rights senior to those of Lynx’s common stock, and, as a result, an issuance of additional preferred stock could lower the market value of Lynx’s common stock. Provisions of Delaware law may also discourage, delay or prevent someone from acquiring or merging with Lynx.

11. Restructuring Charges

     On April 18, 2002, Lynx announced a reduction of approximately 30% of its domestic workforce, or 45 people. The Company recorded a workforce reduction charge of $0.5 million related primarily to severance compensation expense for former Lynx employees in the second quarter of 2002. The entire $0.5 million charge was paid during 2002.

12. Income Taxes

     The income tax benefit of $98,000 for 2002 relates primarily to a refund received for federal alternative minimum taxes paid in prior periods, offset by foreign withholding tax due on payments received from Lynx’s licensee. The provision for income taxes of $81,000 and $500,000 for 2001 and 2000, respectively, relate entirely to foreign taxes.

     In the accompanying statements of operations, “Loss before provision for income taxes” includes the following components for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	Year Ended December 31,

	2002	2001	2000

Domestic	$(14,426)	$(15,705)	$(12,071)
Foreign	(1,203)	(944)	(730)

	$(15,629)	$(16,649)	$(12,801)

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,

	2002	2001	2000

Current:
Federal	—	—	—
State	$(38)	—	—
Alternative Minimum	(270)	—	—
Taxes	—	—	—
Foreign	210	81	500

Total Current	$(98)	$81	$500
Deferred:
Federal	—	—	—
State	—	—	—

Total Deferred	—	—	—
Total provision (benefit)	$(98)	$81	$500

     The reconciliation of income tax expense (benefit) attributable to continuing operations computed at the U.S. federal statutory rates to income tax expense (benefit) for the fiscal years ended December 31, 2002, 2001 and 2000 is as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Tax provision (benefit) at U.S. statutory rate	$(5,314)	$(5,675)	$(4,352)
Alternative minimum tax	(308)	—	—
Foreign taxes	210	81	500
Loss for which no tax benefit is currently recognizable	5,314	5,675	4,352

	$(98)	$81	$500

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$21,400	$19,350
Research and development tax credit carryforwards	4,540	5,310
Alternative minimum tax credit carryforwards	—	270
Capitalized research and development expenditures	3,110	2,820
Deferred revenues	5,424	8,180
Reserves and accruals	570	630
Valuation allowance	(35,044)	(36,560)

Deferred tax assets net of valuation allowance	—	—
Deferred tax liabilities:
Other	—	—

Net deferred tax assets	$—	$—

     Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as of December 31, 2002 and 2001 has been established to reflect these uncertainties. The change in the valuation allowance was a net decrease of $1.5 million for the fiscal year ended December 31, 2002 and a net increase of $5.9 million and $9.6 million for the fiscal years ended December 31, 2001 and 2000, respectively. Deferred tax assets related to carryforwards at December 31, 2002 include approximately $4.1 million associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to stockholders’ equity.

     As of December 31, 2002, the Company had a federal net operating loss carryforward of approximately $63.0 million, which will expire at various dates from 2010 through 2022, if not utilized. The Company had a state net operating loss carryforward of approximately $2.0 million, which will expire in the years 2004 through 2012.

     As of December 31, 2002, the Company also had federal and California research and development and other tax credit carryforwards of approximately $2.7 million and $2.6 million, respectively. The federal research and development credit will expire at various dates from 2018 through 2021, if not utilized. The California research and development credits do not expire.

     Utilization of the Company’s net operating loss and credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and credits before utilization.

13. Obligations Under Operating Leases

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

     In February 1998, the Company entered into a noncancelable operating lease for facilities. The term of the lease commenced on December 15, 1998 and expires on December 14, 2008. Under the terms of the lease, the monthly rental payments were fixed for the first 24 months. Thereafter, the monthly rental payments increase and are subject to annual Consumer Price Index-based adjustments, with minimum and maximum limits. The Company is recognizing rent expense on a straight-line basis over the lease period. The Company has the option to extend the lease for an additional five-year period, subject to certain conditions, with payments to be determined at the time of the exercise of the option.

     In June 1998, Lynx GmbH entered into a noncancelable operating lease for facilities space of approximately 6,300 square feet in Heidelberg, Germany, to house its operations. The lease terminates in June 2005. Axaron is currently subleasing a portion of such space.

     The Company also leases equipment under various operating lease agreements subject to minimum annual lease payments. Minimum annual rental commitments and sublease income under non-cancelable operating leases are as follows (in thousands):

	Lease	Sublease
Years Ending December 31,:	Commitments	Income

2003	3,039	682
2004	2,753	—
2005	2,741	—
2006	2,731	—
2007	2,803	—
Thereafter	2,761	—

	$16,828	$682

     Rent expense for facilities and equipment under operating leases was $2,752,000, $2,854,000 and $2,055,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Rental income for the facilities under sublease was approximately $1,266,000, $1,227,000 and $1,127,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

14. 401(k) Plan

     In October 1992, Lynx adopted a 401(k) Plan covering all of its employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to 15% (subject to an annual limit prescribed by the Internal Revenue Code) and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional contributions to the 401(k) Plan by Lynx on behalf of all participants in the 401(k) Plan. In the years ended 2002, 2001 and 2000, the Company contributed $98,900, $99,500 and $74,000, respectively.

15. Equipment Financing

     In October 2002, Lynx entered into a loan and security agreement with a financial institution, Comerica Bank-California, for an equipment line of credit of up to $2.0 million with a draw-down period of one year. Under the initial advance, Lynx drew down $1.6 million in November 2002 related to the purchase of equipment made in previous periods. Lynx granted Comerica Bank-California a security interest in all items Lynx financed under this agreement. The initial advance under the loan to finance the purchase of equipment made in previous periods has a term of 24 months from the date of advance and bears interest at a rate of 7.25%. Pursuant to the terms of the agreement, Lynx is required to maintain a minimum cash balance of unrestricted cash and cash equivalents in an account at Comerica Bank-California of at least $5.0 million until Comerica Bank-California receives payment in full of all outstanding obligations, and there is a liquidity requirement that Lynx have a balance of unrestricted cash at each month’s end that is greater than Lynx’s net decrease in cash during the preceding four months. Lynx believes that it is in compliance with all terms of the agreement. As of December 31, 2002, the principal balance under loans outstanding under this agreement was $1.5 million. Accumulated depreciation relating to these assets amounted to $0.1 million for the year ended December 31, 2002.

     In 1998, the Company entered into a financing agreement with a financial institution, TransAmerica Business Credit Corporation (“TransAmerica”), under which Lynx drew down $4.8 million during 1999 for the purchase of equipment and certain other capital expenditures. Lynx granted TransAmerica a security interest in all items financed by the Company under this agreement. Each draw down under the loan has a term of 48 months from the date of the draw down and bears interest at rates ranging from 10.9% to 11.8%. The original draw-down period under the agreement expired on March 31, 2000. In September 2000, Lynx obtained additional financing of $950,000 under an amendment to the original financing agreement. As of December 31, 2002, the principal balance under loans outstanding under this agreement was approximately $1.8 million. Accumulated depreciation relating to these assets amounted to $5.5 and $4.4 million for the years ended December 31, 2002 and 2001, respectively.

     The carrying amounts of the Company’s borrowings under its equipment financings approximate their fair values. The fair values are estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

     Principal payments based on equipment loans outstanding at December 31, 2002 are (in thousands):

2003	$2,250
2004	1,093

$3,343

16. Quarterly Results (Unaudited)

	Fiscal Year 2002 Quarter Ended

	Mar. 31	June 30	Sept. 30	Dec. 31

	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$5,022	$2,853	$4,833	$4,698
Loss from operations	(3,898)	(4,927)	(2,086)	(2,796)
Net loss	(3,759)	(5,476)	(3,274)	(3,022)
Basic and diluted net loss per share	$(1.91)	$(1.61)	$(0.80)	$(0.69)

	Fiscal Year 2001 Quarter Ended

	Mar. 31	June 30	Sept. 30	Dec. 31

	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$3,395	$4,357	$5,764	$5,738
Loss from operations	(5,218)	(4,634)	(3,673)	(3,502)
Net loss	(5,698)	(4,576)	(3,690)	(2,766)
Basic and diluted net loss per share	$(3.48)	$(2.58)	$(1.92)	$(1.41)

     Net loss per share amounts have been restated to reflect the effect of a 1-for-7 reverse split of Lynx’s common stock effected on January 15, 2003. Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters may not be equal to the full year net loss per share amounts.

17. Subsequent Events

     In January 2003, Lynx announced a reduction of approximately 25% of our workforce, or 32 people. The groups affected primarily by this action include research and development personnel based at Lynx Therapeutics GmbH in Germany and those working in the Company's proteomics group in California. The workforce reduction is intended to further focus Lynx's financial and human resources on expanding the commercial use of MPSS.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Our executive officers and directors, and their ages as of February 10, 2003, are as follows:

Name	Age	Position

Kevin P. Corcoran	44	President, Chief Executive Officer and Director
Edward C. Albini	45	Chief Financial Officer and Secretary
Jen-i Mao, Ph.D.	50	Vice President, Genetic Analysis
Kathy A. San Roman	49	Vice President, Human Resources & Administration
Thomas J. Vasicek, Ph.D.	44	Vice President, Business Development
Craig C. Taylor (1) (2)	52	Chairman of the Board
Sydney Brenner, M.B., D. Phil	76	Director and Principal Scientific Advisor
Leroy Hood, M.D., Ph.D.	64	Director
James C. Kitch (2)	55	Director
Marc D. Kozin (1)	41	Director
David C. U’Prichard, Ph.D. (1)	54	Director
Richard P. Woychik, Ph.D.	50	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

     Kevin P. Corcoran has served as a director of Lynx since July 2002. Mr. Corcoran was appointed President and Chief Executive Officer of Lynx in June 2002. He joined Lynx in September 1995 as Staff Software Engineer, and from January 1999 to June 2002, Mr. Corcoran served as Vice President, Operations. Prior to joining Lynx, Mr. Corcoran held various managerial positions with Applied Biosystems, Inc., an instrumentation company, from July 1992 to September 1995. His most recent role at Applied Biosystems, Inc. was Group Leader for Genetic Analysis software. Mr. Corcoran received a B.S. in Computer Science from California State University, Hayward.

     Edward C. Albini has served as Chief Financial Officer of Lynx since April 1997. He was elected Secretary in February 1998. From January 1983 to April 1997, Mr. Albini served in various financial management positions with Genentech, Inc., a biotechnology company. His most recent role at Genentech was as the Director of Financial Planning and Analysis. Mr. Albini received a B.S. in Accounting from Santa Clara University and an M.B.A. from the Walter A. Haas School of Business at the University of California, Berkeley. Mr. Albini is also a certified public accountant.

     Jen-i Mao, Ph.D., has served as Vice President, Genetic Analysis of Lynx since June 1998. Prior to joining Lynx, from 1981 to 1998, Dr. Mao held various management positions at Genome Therapeutics, Inc., a biotechnology company. Her most recent role at Genome Therapeutics, Inc. was as Vice President of Genetics and Technology Development. From 1991 through 1998, Dr. Mao also served as Principal Investigator of the National Institute of Health-funded Genome Science Technology Center to map and sequence human chromosome 10. Dr. Mao received a B.S. in Agricultural Chemistry from the National Taiwan University and a Ph.D. in Molecular Biophysics and Biochemistry from Yale University.

     Kathy A. San Roman joined Lynx in August 1992 as Director of Administration and was appointed Vice President, Human Resources and Administration in January 1999. Prior to joining Lynx, from June 1982 through July 1989, Ms. San Roman held numerous positions at Applied Biosystems, Inc., including most recently as Corporate Secretary. From February 1991 to July 1992, Ms. San Roman was Associate Director, Investor Relations at Informix Corporation, a software development company.

     Thomas J. Vasicek, Ph.D., joined Lynx in June 2002 as Vice President, Business Development. Prior to joining Lynx, Dr. Vasicek served as Chief Scientific Officer at LabSeek Scientific Collaborative, a biotech company, from May 2000 to October 2001. He also served as the Director, Commercial Technology for the Corning Advanced Life Sciences Products Division of Corning, Inc. a manufacturing company, from January 1999 to May 2000, and was a Sr. Scientist at Millennium Pharmaceuticals, a pharmaceutical company, from June 1996 to January 1999. Dr. Vasicek received a B.S. in chemistry from the Massachusetts Institute of Technology and a Ph.D. in Genetics from Harvard University.

     Craig C. Taylor was elected Chairman of the Board of Lynx in December 2000, has served as a director of Lynx since March 1994 and served as Acting Chief Financial Officer from July 1994 to April 1997. He has been active in venture capital since 1977, when he joined Asset Management Company, a venture capital firm. He is a general partner of AMC Partners 89 L.P., which serves as the general partner of Asset Management Associates 1989 L.P., a private venture capital partnership. He currently serves as a director of Pharmacyclics, Inc., a biotechnology company, and several private companies.

     Sydney Brenner, M.B., D.Phil., has served as a director of Lynx since October 1993 and as Lynx’s principal scientific advisor. He is a distinguished Professor at the Salk Institute of Biological Studies in La Jolla, California. He served as Director and President of The Molecular Sciences Institute, a nonprofit research institute in Berkeley, California, from July 1996 to January 2001, when he retired as Director of Research. In September 1996, he retired from his position of Honorary Professor of Genetic Medicine, University of Cambridge School of Clinical Medicine, Cambridge, England. From 1986 to his retirement in 1991, Dr. Brenner directed the Medical Research Council Unit of Molecular Genetics. He was a member of the Scripps Research Institute in La Jolla, California, until December 1994. Dr. Brenner is a Fellow of the Royal Society (1995) and a Foreign Associate of the U.S. National Academy of Sciences (1977) and has received numerous awards of recognition, including the Nobel Prize in Physiology or Medicine for 2002, the Albert Lasker Medical Research Award (2000 and 1991), the Genetics Society of America Medal (1987) and the Kyoto Prize (1990). Dr. Brenner is the principal inventor of Lynx’s bead-based technologies.

     Leroy Hood, M.D., Ph.D., has served as a director of Lynx since May 2000. In December 1999, he founded the Institute for Systems Biology, a private nonprofit research institute, and currently serves as the President and a director. From 1992 to 1999, he was the chair of the Molecular Biotechnology Department at the University of Washington and the William Gates III Professor of Biomedical Sciences. Dr. Hood received an M.D. from John Hopkins Medical School and a Ph.D. from the California Institute of Technology. He has been a member of the National Academy of Sciences and the American Academy of Arts and Sciences since 1982. He currently serves as a director of Paradigm Genetics, a biotechnology company.

     James C. Kitch has served as a director of Lynx since February 1993 and as Secretary of Lynx from February 1992 to December 1997. Since 1979, Mr. Kitch has been a partner at Cooley Godward LLP, a law firm, which has provided legal services to Lynx.

     Marc D. Kozin has served as a director of Lynx since July 2002. Since 1996, Mr. Kozin has served as President of the North American practice for L.E.K. Consulting LLC, a business consulting company. In this position, he leads L.E.K.’s life science strategic planning services. Mr. Kozin received a B.A. in Economics from Duke University and an M.B.A. from The Wharton School, University of Pennsylvania. He also serves as a member of the Board of Governors at New England Medical Center.

     David C. U’Prichard, Ph.D., has served as a director of Lynx since March 2001. Since September 1999, he has served as the Chief Executive Officer of 3-Dimensional Pharmaceuticals, Inc., a pharmaceutical company. From 1997 until 1999, he served as the President, Research and Development, for SmithKline Beecham Pharmaceuticals, a pharmaceutical company. Prior to joining SmithKline Beecham, from 1994 to 1997, Dr. U’Prichard served as International Research Director of Zeneca Pharmaceuticals, Inc., and, from 1991 to 1994, he managed research groups in the U.S. and U.K. at ICI Pharmaceuticals, Inc. and Zeneca, both of which are pharmaceutical companies. Dr. U’Prichard received a B.Sc. in Pharmacology from the University of Glasgow and a Ph.D. in Pharmacology from the University of Kansas. He currently serves as a director of 3-Dimensional Pharmaceuticals and several private companies.

     Richard P. Woychik, Ph.D., has served as a director of Lynx since July 2002. Since August 2002, Dr. Woychik has served as the director of The Jackson Laboratory in Bar Harbor, Maine. Prior to joining The Jackson Laboratory, Dr. Woychik served as Chief Scientific Officer at Lynx, a position that he held since joining Lynx in January 2001. Prior to joining Lynx, from 1998 to 2000, Dr. Woychik was Senior Director and Head of the Alameda Global R&D Molecular Genetics Research Center at Pfizer Inc., a pharmaceutical company. From 1997 to 1998, Dr. Woychik was a Professor in the Departments of Pediatrics, Genetics and Pharmacology and Vice Chairman for Research in Pediatrics at Case Western Reserve University, and from 1987 to 1997, he was a research scientist at the Oak Ridge National Laboratory. Dr. Woychik received a Ph.D. in Molecular Biology from Case Western Reserve University.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file.

     To our knowledge, based solely on a review of the copies of such reports furnished to us, during the calendar year ended December 31, 2002, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

     The following table sets forth certain compensation paid by Lynx during the calendar years ended December 31, 2002, 2001 and 2000, to our (i) Chief Executive Officer; (ii) other four most highly compensated executive officers whose compensation exceeded $100,000; and (iii) two former executive officers who departed Lynx during the fiscal year 2002 (the “Named Executive Officers”):

Summary Compensation Table

		Annual Compensation			Long-Term Compensation Awards

				Other	Restricted
				Annual	Stock	Securities	All Other
		Salary	Bonus	Compensation	Awards	Underlying	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	Options (#)	($)

Kevin P. Corcoran	2002	$220,544	—	$750(2)	—	5,000	—
President and Chief Executive	2001	$176,654	—	$750(2)	—	—	—
Officer (1)	2000	$150,000	—	$750(2)	—	2,857	—

Edward C. Albini	2002	$221,552	—	$750(2)	—	7,142	—
Chief Financial Officer	2001	$205,185	—	$750(2)	—	—	—
	2000	$196,405	—	$750(2)	—	5,714	—

Jen-i Mao, Ph.D.	2002	$179,879	—	$25,750(2)(3)	—	2,142	—
Vice President, Genetic	2001	$179,723	—	$50,750(2)(3)	—	—	—
Analysis	2000	$160,000	—	$25,750(2)(3)	—	—	—

Kathy A. San Roman	2002	$159,032	—	$750(2)	—	5,000	—
Vice President, Human	2001	$157,500	—	$750(2)	—	—	—
Resources & Administration	2000	$142,500	—	$750(2)	—	3,571	—

Thomas J. Vasicek, Ph.D.	2002	$108,416	—	$15,750(2)(4)	—	17,142	—
Vice President, Business	2001	—	—	—	—	—	—
Development	2000	—	—	—	—	—	—

Norman J. W. Russell, Ph.D.	2002	$141,607	—	$246,665(6)	—	14,285	—
Former President and Chief	2001	$290,192	—	$125,000(7)	—	—	—
Executive Officer (5)	2000	$262,571	—	—	—	—	—

Richard P. Woychik, Ph.D.	2002	$135,187	—	$750(2)	—	7,142	—
Former Chief Scientific Officer	2001	$209,796	—	$60,750(2)(9)	—	14,285	—
(8)	2000	—	—	—	—	—	—

(1)	Kevin P. Corcoran was promoted to President and Chief Executive Officer on June 3, 2002.

(2)	Includes contributions of $750 made by Lynx to its 401(k) Plan on behalf of such employee.

(3)	Pursuant to Dr. Mao’s offer of employment with Lynx, a portion of her loan of $100,000 was forgiven in June 2000, 2001 and 2002.

(4)	Includes a sign-on bonus received by Dr. Vasicek when he joined Lynx in June 2002.

(5)	Norman J.W. Russell, Ph.D. resigned as President and Chief Executive Officer and a director of Lynx on May 31, 2002.

(6)	Pursuant to the terms and conditions of the separation agreement, Dr. Russell received a gross severance payment of $246,665, or $127,440, net of taxes, of which $60,000 was paid in cash and $67,440 was applied to his loan.

(7)	Pursuant to Dr. Russell’s employment agreement with Lynx, a portion of his $250,000 loan was forgiven in November 2001.

(8)	Richard P. Woychik, Ph.D. resigned as Chief Scientific Officer on August 16, 2002.

(9)	Includes a sign-on bonus received by Dr. Woychik when he joined Lynx in January 2001.

     Except as disclosed above, we did not pay any compensation characterized as long-term compensation, including restricted stock awards issued at a price below fair market value or long-term incentive plan payouts, during the year ended December 31, 2002 to any of the Named Executive Officers.

Stock Option Grants and Exercises

     We grant options to our executive officers under our 1992 Stock Option Plan, as amended. As of February 10, 2003, options to purchase a total of 338,784 shares were outstanding under the 1992 Stock Option Plan, and options to purchase 195,402 shares remained available for grant thereunder.

     The following table sets forth, for each of the Named Executive Officers, certain information regarding options granted to, exercised by and held during the year ended December 31, 2002.

Option Grants in Last Fiscal Year

	Individual Grants				Potential Realizable Value at Assumed Annual Rates
	Number of Securities Underlying	% of Total Options Granted to	Exercise		of Stock Price Appreciation for Option Term (2)
	Options	Employees	Price Per	Expiration
Name	Granted (#)	in 2002 (1)	Share ($/sh)	Date	5% ($)	10% ($)

Kevin P. Corcoran	5,000	3.87%	$10.01	05/08/12	$31,476	$79,767
Edward C. Albini	7,142	5.53%	$10.01	05/08/12	$44,961	$113,939
Jen-i Mao, Ph.D.	2,142	1.66%	$10.01	05/08/12	$13,484	$34,172
Kathy A. San Roman	5,000	3.87%	$10.01	05/08/12	$31,476	$79,767
Thomas J. Vasicek, Ph.D.	17,142	13.28%	$8.05	06/17/12	$86,783	$219,925
Norman J.W. Russell, Ph.D.	14,285	11.06%	$10.01	05/08/12	$89,927	$227,894
Richard P. Woychik, Ph.D.	7,142	5.53%	$10.01	05/08/12	$44,961	$113,939

(1)	Based on options for an aggregate of 129,120 shares granted to our employees and consultants during the year ended December 31, 2002, including the Named Executive Officers.

(2)	The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option, and that the option is exercised and sold on the last day of the term for the appreciated stock price. The assumed annual rates of appreciation are for illustrative purposes only.

     The following table sets forth certain information concerning the number of options exercised by the Named Executive Officers during the year ended December 31, 2002, and the number of shares covered by both exercisable and unexercisable stock options held by the Named Executive Officers.

Aggregated Option Exercises in the Year Ended December 31, 2002 and Option Values

	Shares Acquired on	Value	Number of Unexercised Options at Year-End		Value of Unexercised In-the-Money Options at Year End
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Exercisable

Kevin P. Corcoran	—	—	5,457	7,420
Edward C. Albini	—	—	13,186	11,097	—	—
Jen-i Mao, Ph.D.	—	—	13,105	3,322	—	—
Kathy A. San Roman	—	—	9,563	7,802	—	—
Thomas J. Vasicek, Ph.D.	—	—	—	17,142	—	—
Norman J. W. Russell, Ph.D.	—	—	—	—	—	—
Richard P. Woychik, Ph.D.	—	—	—	2,857	—	—

Employment, Severance and Change of Control Agreements

     In June 2002, we entered into an employment agreement with Kevin P. Corcoran, Lynx’s President and Chief Executive Officer, providing for an annual compensation of $250,000. In the event Mr. Corcoran’s employment is terminated without cause (as defined in the agreement) by us, or by any successor or acquiring entity, upon or after certain change of control events, Mr. Corcoran shall be eligible to receive severance compensation: (a) if the termination occurs on or prior to the first year anniversary of the effective date of the agreement, equal to six months of his base salary; and (b) if the termination occurs after the first year anniversary of the effective date of the agreement, equal to three months of his base salary. The severance shall be the only severance, benefit or cash compensation, other than accrued wages, to which Mr. Corcoran shall be entitled from Lynx in the event of a termination without cause. In the event, however, that a successor or acquiring entity is obligated to pay such severance to Mr. Corcoran, such severance shall be in addition to any equity compensation or benefits for which Mr. Corcoran may be eligible under the 1992 Plan.

     In June 2002, we entered into an employment agreement with Thomas J. Vasicek, Ph.D., Lynx’s Vice President, Business Development, providing for: (i) an initial annual compensation of $200,000; (ii) subject to certain performance-based criteria, a potential annualized base salary increase to $240,000; and (iii) subject to the achievement of certain milestones, a possible cash bonus equal to one percent (1%) of the cash proceeds received by Lynx from certain third-party transactions. Also under the terms of the agreement, Dr. Vasicek was granted an option to purchase 17,142 shares of common stock at an exercise price of $8.05 per share, subject to a five-year vesting schedule. In the event Dr. Vasicek’s employment is terminated without cause (as defined in the agreement) by Lynx, or by any successor or acquiring entity, upon or after certain change of control events, Dr. Vasicek shall be eligible to receive severance compensation: (a) if the termination occurs on or prior to the first year anniversary of Dr. Vasicek’s hire date, equal to six months of his base salary; and (b) if the termination occurs after the first year anniversary of Dr. Vasicek’s hire date, equal to three months of his base salary. The severance shall be the only severance, benefit or cash compensation, other than accrued wages, to which Dr. Vasicek shall be entitled from Lynx in the event of a termination without cause. In the event, however, that a successor or acquiring entity is obligated to pay such severance to Dr. Vasicek, such severance shall be in addition to any equity compensation or benefits for which Dr. Vasicek may be eligible under the 1992 Plan.

     In October 1999, we entered into an employment agreement with Norman J. W. Russell, Ph.D., Lynx’s former President and Chief Executive Officer, providing for an annual compensation of $255,000 and an option to purchase 28,571 shares of common stock at an exercise price of $79.17 per share, subject to a five-year vesting schedule. We also provided Dr. Russell with a loan in the amount of $250,000 for the sole purpose of the purchase of a house, which loan was secured by the property and was forgivable over a four-year period.

     In connection with his resignation as President and Chief Executive Officer of Lynx in May 2002, we entered into a separation agreement with Dr. Russell. Pursuant to the terms and conditions of the separation agreement, Dr. Russell received a gross severance payment of $246,665, or $127,440, net of taxes, of which $60,000 was paid in cash and $67,440 was applied to his loan. The loan was paid in full in September 2002.

Compensation of Directors

     We do not compensate directors for service as directors. Non-employee directors are eligible to participate in our 1992 Stock Option Plan. Options granted to non-employee directors under our 1992 Stock Option Plan are discretionary and intended by Lynx not to qualify as incentive stock options under the Internal Revenue Code.

     The following table sets forth options granted to our directors during the last fiscal year. The exercise price is equal to the fair market value of the common stock on the last market trading day prior to the date of grant (based on the closing sales price reported on the Nasdaq National Market). As of February 10, 2003, no options had been exercised by non-employee directors under our 1992 Stock Option Plan.

		Number of Securities	Exercise Price
		Underlying Options	Per Share
Name	Date of Grant	Granted (#)	($/sh)

Sydney Brenner, M.B., D. Phil.	05/08/2002	714	$10.01
Leroy Hood, M.D., Ph.D.	05/08/2002	714	$10.01
James C. Kitch	05/08/2002	714	$10.01
David C. U’Prichard, Ph.D.	05/08/2002	714	$10.01
Craig C. Taylor	05/08/2002	1,428	$10.01
Marc D. Kozin	07/18/2002	2,857	$7.00
Richard P. Woychik, Ph.D.	09/25/2002	2,857	$3.85

     In June 2001, Dr. Brenner entered into a consulting agreement with us. Pursuant to the agreement, Dr. Brenner performs consulting services of at least eight to 16 hours per month in consideration of his standard consulting fee. In 2002, Dr. Brenner received $25,000 in consulting fees for services performed for us.

Compensation Committee Interlocks and Insider Participation

     Our Compensation Committee was established in March 1994 and is currently composed of two non-employee directors: Messrs. Taylor and Kitch. Mr. Taylor served as Acting Chief Financial Officer of Lynx from July 1994 to April 1997. No executive officer of Lynx has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of Lynx's board of directors or Compensation Committee. There were no officers or employees of Lynx who participated in deliberations of the Compensation Committee concerning executive officer compensation during the year ended December 31, 2002.

Limitations of Liability and Indemnification

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

     In addition, our Amended and Restated Certificate of Incorporation provides that, to the fullest extent permitted by Delaware law, our directors will not be liable for monetary damages for breach of the directors’ fiduciary duty of care to Lynx and our stockholders. This provision in the Amended and Restated Certificate of Incorporation does not eliminate the duty of care, and in appropriate circumstances, equitable remedies such as an injunction or other forms of nonmonetary relief would remain available under Delaware law. Each director will continue to be subject to liability for breach of the director’s duty of loyalty to Lynx, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for acts or omissions that the director believes to be contrary to the best interests of Lynx or our stockholders, for any transaction from which the director derived an improper personal benefit, for acts or omissions involving a reckless disregard for the director’s duty to Lynx or our stockholders when the director was aware or should have been aware of a risk of serious injury to Lynx or our stockholders, for acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director’s duty to Lynx or our stockholders, for improper transactions between the director and Lynx and for improper distributions to stockholders and loans to directors and officers. This provision also does not affect a director’s responsibilities under any other laws such as the federal securities laws or state or federal environmental laws.

     No pending material litigation or proceeding involving a director, officer, employee or other agent of Lynx as to which indemnification is being sought exists, and we are not aware of any pending or threatened material litigation that may result in claims for indemnification by any director, officer, employee or other agent.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     See Item 5. “Market for Registrant’s Common Equity and Related Stockholder Matters,” for information regarding Lynx’s equity compensation plans.

     The following table sets forth certain information regarding beneficial ownership of Lynx’s common stock as of February 10, 2003 by: (i) each stockholder who is known by us to own beneficially more than 5% of the common stock; (ii) each Named Executive Officer; (iii) each director of Lynx; and (iv) all of our current directors and executive officers as a group.

	Beneficial Ownership (1)

	Number	Percent
Name of Beneficial Owner	of Shares	of Total

Takara Bio Inc. Seta 3-4-1, Otsu, Shiga, 520-2193, Japan	628,877	13.5%

Entities affiliated with Citigroup Inc (2) 399 Park Avenue New York, NY 10043	577,535	12.0%

Entities affiliated with Hambrecht & Quist Capital Management LLC (3) 30 Rowes Wharf, Suite 430 Boston, MA 02110	375,570	7.9%

Entities affiliated with Seneca Capital (4) 527 Madison Avenue, 11th Floor New York, NY 10022	370,220	7.8%

Entities affiliated with Friedman Billings Ramsey Group, Inc (5) 1001 Nineteenth Street North Arlington, VA 22209	331,953	6.9%

Perceptive Life Sciences Master Fund Ltd (6) 5437 Connecticut Avenue, N.W., Suite 100 Washington DC, 20015	290,931	6.1%

Craig C. Taylor (7)	72,318	1.6%

Sydney Brenner, M.B., D. Phil.(8)	50,712	1.1%

Edward C. Albini (9)	21,646	*

Jen-i Mao, Ph.D. (10)	14,236	*

Kathy A. San Roman (11)	11,161

Kevin P. Corcoran (12)	10,911	*

James C. Kitch (13)	6,332	*

Leroy Hood, M.D., Ph.D. (14)	3,683	*

David C. U’Prichard, Ph.D. (15)	1,998	*

Thomas J. Vasicek, Ph.D	726	*

Marc D. Kozin	0	*

Norman J. W. Russell, Ph.D. (16)	0	*

Richard P. Woychik, Ph.D. (17)	0	*

James V. Mitchell	0	*

All directors and officers as a group (13 persons)(18)	193,723	4.1%

*	Less than one percent.

(1)	This table is based on information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Except as otherwise noted, and subject to community property laws where applicable, Lynx believes that each person or entity named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by him, her or it. Percentage of beneficial ownership is based on 4,654,245 shares of common stock outstanding as of February 10, 2003, except as otherwise noted in the footnotes. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options currently exercisable or exercisable within 60 days of February 10, 2003, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of beneficial ownership of any other person.

(2)	Includes 357,142 shares of common stock and 142,857 shares of common stock issuable upon exercise of a warrant held by Horizon Waves & Co. (“HW”). Also includes 77,500 and 36 shares of common stock held by Cede & Co. (“Cede”) and Salomon Smith Barney, Inc. (“SSB”), respectively. HW is the nominee used by Smith Barney Fundamental Value Fund (“SBFVF”) and Cede is the nominee used by Citi FCP CitiEquity US Value Fund (“CEUVF”) to register the shares. SBFVF and CEUVF are mutual funds controlled by Citigroup Inc., and SSB is a subsidiary of Citigroup Inc. Davis Skaggs Investment Management (“DSIM”) has sole power to vote and control the disposition of the shares held by HW and Cede while Smith Barney Asset Management, Inc., has sole power to vote and control the dispositions of the shares held by SSB. DSIM is a division of Smith Barney Asset Management, Inc., which is also a subsidiary of Citigroup Inc. Therefore, Citigroup Inc. may be deemed to be the beneficial owner of the securities held by HW, Cede and SSB.

(3)	Includes 170,142 shares of common stock and 55,200 shares of common stock issuable upon exercise of a warrant held by H&Q Healthcare Investors (“HQHI”). Also includes 113,428 shares of common stock and 36,800 shares of common stock issuable upon exercise of a warrant held by H&Q Science Investors (“HQSI”). HQHI and HQSI are both wholly owned subsidiaries of Hambrecht & Quist Capital Management LLC (“HQCM”). HQCM has sole power to vote and control the disposition of the shares held by HQHI and HQSI, and therefore, is deemed to be the beneficial owner of such shares.

(4)	Includes 178,135 shares of common stock and 80,000 shares of common stock issuable upon exercise of a warrant held by Seneca Capital International, Ltd. (“SCI Ltd.”). Also includes 77,800 shares of common stock and 34,285 shares of common stock issuable upon exercise of a warrant held by Seneca Capital L.P. (“SC L.P.”), a limited partnership. Seneca Capital Investments LLC (“SCI LLC”) serves as the investment advisor for SCI Ltd. Seneca Capital Advisors LLC (“SCA LLC”) serves as the general partner of SC L.P. Douglas Hirsch is the managing member of both SCI LLC and SCA LLC. In this capacity, Mr. Hirsch has sole power to vote and control the disposition of the shares held by SCI Ltd. and SC L.P., and therefore, may be deemed to be the beneficial owner of such shares.

(5)	Includes 142,857 shares of common stock and 35,714 shares of common stock issuable upon the exercise of a warrant held by FBR Private Equity Fund, L. P. (“PEF”), and 60,240 shares of common stock and 93,142 shares of common stock issuable upon the exercise of warrants held by Friedman, Billings, Ramsey & Co. (“FBR & Co.”). PEF is an equity fund limited partnership. Friedman, Billings, Ramsey Investment Management, Inc., a wholly owned subsidiary of Friedman, Billings, Ramsey Group, Inc. (“FBRG”), serves as the general partner of PEF, and in that capacity directs its investment activities. FBR & Co. is also a wholly owned subsidiary of FBRG. FBRG disclaims beneficial ownership of the securities held by PEF and FBR & Co.

(6)	Includes 108,571 shares of common stock issuable upon exercise of a warrant.

(7)	Includes 16,606 shares of common stock, 1,428 shares of common stock issuable upon exercise of stock options and 2,270 shares of common stock issuable upon exercise of warrants held by Mr. Taylor. Also includes 52,014 shares of common stock held by Asset Management Associates 1989 L.P. Mr. Taylor, the Chairman of the Board of Lynx, is a general partner of AMC Partners 89, which is the general partner of Asset Management Associates 1989 L.P. Mr. Taylor shares the power to vote and control the disposition of shares held by Asset

Management Associates 1989 L.P. and, therefore, may be deemed to be the beneficial owner of such shares. Mr. Taylor disclaims beneficial ownership of such shares, except to the extent of his pro-rata interest therein.

(8)	Includes 17,855 shares of common stock issuable upon exercise of stock options held by Dr. Brenner that are exercisable within 60 days of February 10, 2003.

(9)	Includes 14,402 shares of common stock issuable upon exercise of stock options held by Mr. Albini that are exercisable within 60 days of February 10, 2003.

(10)	Includes 13,962 shares of common stock issuable upon exercise of stock options held by Dr. Mao that are exercisable within 60 days of February 10, 2003.

(11)	Includes 10,394 shares of common stock issuable upon exercise of stock options held by Ms. San Roman that are exercisable within 60 days of February 10, 2003.

(12)	Includes 6,268 shares of common stock issuable upon exercise of stock options held by Mr. Corcoran that are exercisable within 60 days of February 10, 2003.

(13)	Includes 2,568 shares of common stock, 2,856 shares of common stock issuable upon the exercise of stock options and 908 shares of common stock issuable upon exercise of a warrant held by Mr. Kitch. Mr. Kitch holds these options for the benefit of Cooley Godward LLP. He shares the power to vote and control the disposition of such shares and, therefore, may be deemed to be the beneficial owner of such shares. Mr. Kitch disclaims beneficial ownership of such shares, except to the extent of his pro-rata interest therein.

(14)	Includes 2,698 shares of common stock issuable upon exercise of stock options held by Dr. Hood that are exercisable within 60 days of February 10, 2003.

(15)	Includes 1,984 shares of common stock issuable upon exercise of stock options held by Dr. U’Prichard are exercisable within 60 days of February 10, 2003.

(16)	Dr. Russell resigned as President, Chief Executive Officer and a director of Lynx on May 31, 2002.

(17)	Dr. Woychik resigned as Chief Scientific Officer of Lynx on August 16, 2002.

(18)	Includes 118,698 shares of common stock (including shares of common stock held by entities affiliated with certain directors), 71,847 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of February 10, 2003 and 3,178 shares of common stock issuable upon exercise of warrants held by current directors and officers. See Notes 7 through 15 above.

Item 13. Certain Relationships and Related Transactions

     In June 2002, we entered into an employment agreement with Kevin P. Corcoran, Lynx’s President and Chief Executive Officer, providing for an annual compensation of $250,000. In the event Mr. Corcoran’s employment is terminated without cause (as defined in the agreement) by us, or by any successor or acquiring entity, upon or after certain change of control events, Mr. Corcoran shall be eligible to receive severance compensation: (a) if the termination occurs on or prior to the first year anniversary of the effective date of the agreement, equal to six months of his base salary; and (b) if the termination occurs after the first year anniversary of the effective date of the agreement, equal to three months of his base salary. The severance shall be the only severance, benefit or cash compensation, other than accrued wages, to which Mr. Corcoran shall be entitled from Lynx in the event of a termination without cause. In the event, however, that a successor or acquiring entity is obligated to pay such severance to Mr. Corcoran, such severance shall be in addition to any equity compensation or benefits for which Mr. Corcoran may be eligible under the 1992 Plan.

     In June 2002, we entered into an employment agreement with Thomas J. Vasicek, Ph.D., Lynx’s Vice President, Business Development, providing for: (i) an initial annual compensation of $200,000; (ii) subject to certain performance-based criteria, a potential annualized base salary increase to $240,000; and (iii) subject to the achievement of certain milestones, a possible cash bonus equal to one percent (1%) of the cash proceeds received by Lynx from certain third-party transactions. Also under the terms of the agreement, Dr. Vasicek was granted an option to purchase 17,142 shares of common stock at an exercise price of $8.05 per share, subject to a five-year vesting schedule. In the event Dr. Vasicek’s employment is terminated without cause (as defined in the agreement) by Lynx, or by any successor or acquiring entity, upon or after certain change of control events, Dr. Vasicek shall be eligible to receive severance compensation: (a) if the termination occurs on or prior to the first year anniversary of Dr. Vasicek’s hire date, equal to six months of his base salary; and (b) if the termination occurs after the first year anniversary of Dr. Vasicek’s hire date, equal to three months of his base salary. The severance shall be the only severance, benefit or cash compensation, other than accrued wages, to which Dr. Vasicek shall be entitled from Lynx in the event of a termination without cause. In the event, however, that a successor or acquiring entity is obligated to pay such severance to Dr. Vasicek, such severance shall be in addition to any equity compensation or benefits for which Dr. Vasicek may be eligible under the 1992 Plan.

     In October 1999, we entered into an employment agreement with Norman J. W. Russell, Ph.D., Lynx’s former President and Chief Executive Officer, providing for an annual compensation of $255,000 and an option to purchase 28,571 shares of common stock at an exercise price of $79.17 per share, subject to a five-year vesting schedule. We also provided Dr. Russell with a loan in the amount of $250,000 for the sole purpose of the purchase of a house, which loan was secured by the property and was forgivable over a four-year period.

     In connection with his resignation as President and Chief Executive Officer of Lynx in May 2002, we entered into a separation agreement with Dr. Russell. Pursuant to the terms and conditions of the separation agreement, Dr. Russell received a gross severance payment of $246,665, or $127,440, net of taxes, of which $60,000 was paid in cash and $67,440 was applied to his loan. The loan was paid in full in September 2002.

     In 1999, we entered into a loan agreement with an officer of Lynx. The loan totaled $110,000, was secured by a second mortgage on real property, had interest accruable at a rate of 4.83% per annum and was subject to early repayment under specified circumstances. The principal and interest on the loan was to be forgiven, based on the officer’s continuous employment over a four-year period, in the following amounts: 50% on the second anniversary date of employment; and 25% on each of the third and fourth anniversary dates of employment. The loan was forgiven in 2002 pursuant to the terms and conditions of a separation agreement.

     In August 1998, Lynx entered into two loan agreements with Jen-i Mao, Ph.D., Lynx’s Vice President, Genetic Analysis. Each loan was in the amount of $100,000, was secured by a second mortgage on real property, had interest accruable at the rate of 5.57% per annum and was subject to early repayment under specified circumstances. The principal and interest on one loan were to be forgiven, based on the officer’s continuous employment over a four-year period, in the following amounts: 50% on the second anniversary date of employment; and 25% on each of the third and fourth anniversary dates of employment. The second loan was to be repaid by the officer according to the following schedule: 50% of the principal on the third anniversary date of employment; and the remainder of the principal plus accrued interest on the fourth anniversary date of employment. The first loan was forgiven under the terms of the agreement, and the second loan was paid in full in 2002.

     In April 1997, Lynx entered into a full-recourse loan agreement with Edward C. Albini, Lynx’s Chief Financial Officer. A note receivable of $250,000 was issued under a stock purchase agreement for the purchase of 50,000 shares of common stock whereby all the shares issued under the agreement were pledged as collateral. The outstanding principal amount was due and payable in full in April 2002, subject to an obligation to prepay under specified circumstances. Interest was payable upon the expiration or termination of the note and accrued at the rate of 6.49% per annum. The loan was paid in full in 2002.

     For legal services rendered during the calendar year ended December 31, 2002, we paid approximately $471,000 to Cooley Godward LLP, Lynx’s counsel, of which Mr. Kitch, a director of Lynx, is a partner.

     In June 2001, Dr. Brenner entered into a consulting agreement with us. Pursuant to the agreement, Dr. Brenner performs consulting services of at least eight to 16 hours per month in consideration of his standard consulting fee. In 2002, Dr. Brenner received $25,000 in consulting fees for services performed for us.

     Our Bylaws provide that we will indemnify our directors and executive officers and may indemnify our other officers, employees and other agents to the fullest extent permitted by Delaware law. We are also empowered under our Bylaws to enter into indemnification agreements with our directors and officers and to purchase insurance on behalf of any person whom we are required or permitted to indemnify. Pursuant to this provision, we have entered into indemnity agreements with each of our directors and executive officers, as well as certain employees.

Item 14. Controls and Procedures

     Our chief executive officer and chief financial officer have concluded that Lynx’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are sufficiently effective to ensure that the information required to be disclosed by Lynx in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

     There have been no significant changes in Lynx’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in Lynx’s internal controls. Accordingly, no corrective actions were required or undertaken.

     Lynx’s management, including the chief financial officer and chief executive officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART IV

Item 15. Exhibits, Financial Statements Schedules and Reports on Form 8-K

     (a)  Financial Statements, Schedules and Exhibits

(1)	The following index, Report of Ernst & Young LLP, Independent Auditors, and financial statements set forth on pages 30 through 35 of this report are being filed as part of this report:

(i)	Report of Ernst & Young LLP, Independent Auditors.

(ii)	Consolidated Balance Sheets as of December 31, 2002 and 2001.

(iii)	Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

(iv)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000.

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

(vi)	Notes to Consolidated Financial Statements.

(2)	All schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statement or notes thereto.

(3)	The following documents are being filed as part of this report:

Exhibit No.	Description of Document

2.1	Acquisition Agreement, dated as of February 4, 1998, by and between the Company and Inex Pharmaceuticals Corporation, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 24, 1998.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.

3.1.1*	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company.

3.2	Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Company’s Statement Form 10 (File No. 0-22570), as amended (see the “Statement Form 10”).

10.1	Form of Indemnity Agreement entered into between the Company and its directors and officers, incorporated by reference to Exhibit 10.7 of the Company’s Statement Form 10.

10.2**	The Company’s 1992 Stock Option Plan (the “Stock Option Plan”), incorporated by reference to Exhibit 10.8 of the Company’s Statement Form 10.

10.3**	Form of Incentive Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.9 of the Company’s Statement Form 10.

10.4**	Form of Nonstatutory Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.10 of the Company’s Statement Form 10.

10.5	Agreement of Assignment and License of Intellectual Property Rights, dated June 30, 1992, by and between the Company and ABI, incorporated by reference to Exhibit 10.11 of the Company’s Statement Form 10.

10.6	Amended and Restated Investor Rights Agreement, dated as of November 1, 1995, incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K for the period ended December 31, 1995.

10.7+	Technology Development and Services Agreement, dated as of October 2, 1995, by and among the Company, Hoechst Aktiengesellschaft and its subsidiary, Hoechst Marion Roussel, Inc., incorporated by reference to Exhibit 10.28 of the Company’s Form 10-K for the period ended December 31, 1995.

10.7.1+	Amended and Restated First Amendment to Technology Development and Services Agreement, dated May 1, 1998, by and between the Company and Hoechst Marion Roussel, Inc., incorporated by reference to Exhibit 10.36 of the Company’s Form 10-Q for the period ended June 30, 1998.

10.7.2+	Second Amendment to Technology Development and Services Agreement, dated March 1, 1999, by and among the Company, Hoechst Marion Roussel, Inc. and its affiliate Hoechst Schering AgrEvo GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.7.3+	Third Amendment to Technology Development and Services Agreement, dated December 20, 1999, by and among the Company, Aventis Pharmaceutical Inc. and its affiliate Aventis CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.7.4+	Fourth Amendment to Technology Development and Services Agreement, dated March 31, 2002, by and between the Company and Aventis CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended March 31, 2002.

10.7.5+	Fifth Amendment to Technology Development and Services Agreement, dated as of September 30, 2002, by and between the Company and Bayer CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002.

Exhibit No.	Description of Document

10.10	Lease, dated as of February 27, 1998, by and between the Company and SimFirst, L.P., Limited Partnership, incorporated by reference to Exhibit 10.35 of the Company’s Form 10-Q for the period ended March 31, 1998.

10.11**	The Company’s 1998 Employee Stock Purchase Plan (the “Purchase Plan”), incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 (File No. 333-59163).

10.12+	Research Collaboration Agreement, dated as of October 29, 1998, by and between the Company and E.I. Dupont de Nemours and Co., incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.12.1+	Letter Amendment, dated March 1, 2002, to Research Collaboration Agreement by and between the Company and E.I. DuPont De Nemours and Co., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended March 31, 2002.

10.13	Master Loan and Security Agreement, dated as of October 26, 1998, by and between the Company and Transamerica Business Credit Corporation, incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.14	Promissory Note No. 7, dated as of September 29, 2000, issued by the Company to Transamerica Business Credit Corporation, incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.15+	Collaboration Agreement, dated as of September 30, 1999, by and between the Company and Hoechst Schering AgrEvo GmbH, incorporated by reference to Exhibit 10.16

10.16**	Employment Agreement, dated as of October 18, 1999, by and between the Company and Norman John Wilkie Russell, Ph.D., incorporated by reference to Exhibit 10.13 of the Company’s Form 10-Q for the period ended September 30, 1999.

10.17+	Collaboration Agreement, dated as of October 1, 2000, by and between the Company and Takara Shuzo Co., Ltd. incorporated by reference to Exhibit 10.18 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.17.1*+	Amendment No. 1 to Collaboration Agreement, dated December 19, 2002, by and between the Company and Takara Bio Inc.

10.18	Securities Purchase Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.

10.19	Registration Rights Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.

10.20	Form of Warrant issued by the Company in favor of each investor thereto, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.

10.21+	Joint Venture Agreement, dated as of June 29, 2001, by and between the Company and BASF Aktiengesellschaft, incorporated by reference to Exhibit 10.18 of the Company’s Form 10-Q for the period ended June 30, 2001.

10.22+	First Amendment to Joint Venture Agreement, by and between the Company and BASF Aktiengesellschaft, dated as of August 14, 2001, incorporated by reference to Exhibit 10.22.2 of the Company’s Form 10-Q for the period ended September 30, 2001.

10.23+	Technology License Agreement, dated as of June 1, 2001, by and between the Company and BASF-LYNX Bioscience AG, incorporated by reference to Exhibit 10.19 of the Company’s Form 10-Q for the period ended June 30, 2001.

10.24	Common Stock Purchase Agreement, by and between the Company and Takara Shuzo Co., Ltd., dated as of October 1, 2001, incorporated by reference to Exhibit 10.24 of the Company’s Form 10-Q for the period ended September 30, 2001.

10.25+	Purchase Agreement, dated as of March 5, 2002, by and between Geron Corporation and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Current

Exhibit No.	Description of Document

Report on Form 8-K filed on March 18, 2002.

10.26+	Common Stock Purchase Agreement, dated as of March 5, 2002, by and between Geron Corporation and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on From 8-K filed on March 18, 2002.

10.27	Form of Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002.

10.28	Form of Registration Rights Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002.

10.29	Form of Warrant issued by the Company in favor or each investor party to the Securities Purchase Agreement and Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002.

10.30**	Employment Agreement, dated as of June 3, 2002, by and between the Company and Kevin P. Corcoran, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2002.

10.31**	Employment Agreement, dated as of June 10, 2002, by and between the Company and Thomas J. Vasicek, Ph.D., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2002.

10.32**	Letter Agreement, dated as of July 9, 2002, by and between the Company and Norman John Wilkie Russell, Ph.D., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2002.

10.33	Common Stock Purchase Agreement, dated as of September 25, 2002, by and between the Company and Takara Shuzo Co., Ltd., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002.

10.34	Loan and Security Agreement, dated October 23, 2002, by and between the Company and Comerica Bank-California, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002.

10.35*	Common Stock Purchase Agreement, dated as of December 26, 2002, by and between the Company and Takara Shuzo Co., Ltd.

21.1	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney. Reference is made to the signature page.

99.1*++	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Being filed herewith; all other exhibits previously filed.
**	Management contract or compensatory plan or arrangement.

(+)	Portions of this agreement have been deleted pursuant to our request for confidential treatment.

(++)	This certification accompanies this annual report on Form 10-K and shall not be deemed “filed” by Lynx for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b)        Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March, 28, 2003.

LYNX THERAPEUTICS, INC.

By:	/s/ Kevin P. Corcoran

Kevin P. Corcoran President and Chief Executive Officer

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

Signature	Title	Date

/s/ Kevin P. Corcoran Kevin P. Corcoran	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003

/s/ Craig C. Taylor Craig C. Taylor	Chairman of the Board	March 28, 2003

/s/ Edward C. Albini Edward C. Albini	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 28, 2003

/s/ Sydney Brenner Sydney Brenner	Director	March 28, 2003

/s/ Leroy Hood Leroy Hood	Director	March 28, 2003

/s/ James C. Kitch James C. Kitch	Director	March 28, 2003

/s/ Marc D. Kozin Marc D. Kozin	Director	March 28, 2003

/s/ David C. U’Prichard David C. U’Prichard	Director	March 28, 2003

/s/ Richard P. Woychik Richard P. Woychik	Director	March 28, 2003

James V. Mitchell	Director	March , 2003

CERTIFICATION

I, Kevin P. Corcoran, President and Chief Executive Officer of Lynx Therapeutics, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Lynx Therapeutics, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Kevin P. Corcoran

President and Chief Executive Officer

CERTIFICATION

I, Edward C. Albini, Chief Financial Officer of Lynx Therapeutics, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Lynx Therapeutics, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Edward C. Albini

Chief Financial Officer

Exhibit Index

Exhibit No.	Description of Document

2.1	Acquisition Agreement, dated as of February 4, 1998, by and between the Company and Inex Pharmaceuticals Corporation, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 24, 1998.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.

3.1.1*	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company.

3.2	Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Company’s Statement Form 10 (File No. 0-22570), as amended (see the “Statement Form 10”).

10.1	Form of Indemnity Agreement entered into between the Company and its directors and officers, incorporated by reference to Exhibit 10.7 of the Company’s Statement Form 10.

10.2**	The Company’s 1992 Stock Option Plan (the “Stock Option Plan”), incorporated by reference to Exhibit 10.8 of the Company’s Statement Form 10.

10.3**	Form of Incentive Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.9 of the Company’s Statement Form 10.

10.4**	Form of Nonstatutory Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.10 of the Company’s Statement Form 10.

10.5	Agreement of Assignment and License of Intellectual Property Rights, dated June 30, 1992, by and between the Company and ABI, incorporated by reference to Exhibit 10.11 of the Company’s Statement Form 10.

10.6	Amended and Restated Investor Rights Agreement, dated as of November 1, 1995, incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K for the period ended December 31, 1995.

10.7+	Technology Development and Services Agreement, dated as of October 2, 1995, by and among the Company, Hoechst Aktiengesellschaft and its subsidiary, Hoechst Marion Roussel, Inc., incorporated by reference to Exhibit 10.28 of the Company’s Form 10-K for the period ended December 31, 1995.

10.7.1+	Amended and Restated First Amendment to Technology Development and Services Agreement, dated May 1, 1998, by and between the Company and Hoechst Marion Roussel, Inc., incorporated by reference to Exhibit 10.36 of the Company’s Form 10-Q for the period ended June 30, 1998.

10.7.2+	Second Amendment to Technology Development and Services Agreement, dated March 1, 1999, by and among the Company, Hoechst Marion Roussel, Inc. and its affiliate Hoechst Schering AgrEvo GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.7.3+	Third Amendment to Technology Development and Services Agreement, dated December 20, 1999, by and among the Company, Aventis Pharmaceutical Inc. and its affiliate Aventis CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.7.4+	Fourth Amendment to Technology Development and Services Agreement, dated March 31, 2002, by and between the Company and Aventis CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended March 31, 2002.

10.7.5+	Fifth Amendment to Technology Development and Services Agreement, dated as of September 30, 2002, by and between the Company and Bayer CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002.

Exhibit No.	Description of Document

10.10	Lease, dated as of February 27, 1998, by and between the Company and SimFirst, L.P., Limited Partnership, incorporated by reference to Exhibit 10.35 of the Company’s Form 10-Q for the period ended March 31, 1998.

10.11**	The Company’s 1998 Employee Stock Purchase Plan (the “Purchase Plan”), incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 (File No. 333-59163).

10.12+	Research Collaboration Agreement, dated as of October 29, 1998, by and between the Company and E.I. Dupont de Nemours and Co., incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.12.1+	Letter Amendment, dated March 1, 2002, to Research Collaboration Agreement by and between the Company and E.I. DuPont De Nemours and Co., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended March 31, 2002.

10.13	Master Loan and Security Agreement, dated as of October 26, 1998, by and between the Company and Transamerica Business Credit Corporation, incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.14	Promissory Note No. 7, dated as of September 29, 2000, issued by the Company to Transamerica Business Credit Corporation, incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.15+	Collaboration Agreement, dated as of September 30, 1999, by and between the Company and Hoechst Schering AgrEvo GmbH, incorporated by reference to Exhibit 10.16

10.16**	Employment Agreement, dated as of October 18, 1999, by and between the Company and Norman John Wilkie Russell, Ph.D., incorporated by reference to Exhibit 10.13 of the Company’s Form 10-Q for the period ended September 30, 1999.

10.17+	Collaboration Agreement, dated as of October 1, 2000, by and between the Company and Takara Shuzo Co., Ltd. incorporated by reference to Exhibit 10.18 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.17.1*+	Amendment No. 1 to Collaboration Agreement, dated December 19, 2002, by and between the Company and Takara Bio Inc.

10.18	Securities Purchase Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.

10.19	Registration Rights Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.

10.20	Form of Warrant issued by the Company in favor of each investor thereto, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.

10.21+	Joint Venture Agreement, dated as of June 29, 2001, by and between the Company and BASF Aktiengesellschaft, incorporated by reference to Exhibit 10.18 of the Company’s Form 10-Q for the period ended June 30, 2001.

10.22+	First Amendment to Joint Venture Agreement, by and between the Company and BASF Aktiengesellschaft, dated as of August 14, 2001, incorporated by reference to Exhibit 10.22.2 of the Company’s Form 10-Q for the period ended September 30, 2001.

10.23+	Technology License Agreement, dated as of June 1, 2001, by and between the Company and BASF-LYNX Bioscience AG, incorporated by reference to Exhibit 10.19 of the Company’s Form 10-Q for the period ended June 30, 2001.

10.24	Common Stock Purchase Agreement, by and between the Company and Takara Shuzo Co., Ltd., dated as of October 1, 2001, incorporated by reference to Exhibit 10.24 of the Company’s Form 10-Q for the period ended September 30, 2001.

10.25+	Purchase Agreement, dated as of March 5, 2002, by and between Geron Corporation and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Current

Exhibit No.	Description of Document

Report on Form 8-K filed on March 18, 2002.

10.26+	Common Stock Purchase Agreement, dated as of March 5, 2002, by and between Geron Corporation and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on From 8-K filed on March 18, 2002.

10.27	Form of Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002.

10.28	Form of Registration Rights Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002.

10.29	Form of Warrant issued by the Company in favor or each investor party to the Securities Purchase Agreement and Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002.

10.30**	Employment Agreement, dated as of June 3, 2002, by and between the Company and Kevin P. Corcoran, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2002.

10.31**	Employment Agreement, dated as of June 10, 2002, by and between the Company and Thomas J. Vasicek, Ph.D., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2002.

10.32**	Letter Agreement, dated as of July 9, 2002, by and between the Company and Norman John Wilkie Russell, Ph.D., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2002.

10.33	Common Stock Purchase Agreement, dated as of September 25, 2002, by and between the Company and Takara Shuzo Co., Ltd., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002.

10.34	Loan and Security Agreement, dated October 23, 2002, by and between the Company and Comerica Bank-California, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002.

10.35*	Common Stock Purchase Agreement, dated as of December 26, 2002, by and between the Company and Takara Shuzo Co., Ltd.

21.1	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP, Independent Auditors.

24.1*	Power of Attorney. Reference is made to the signature page.

99.1*++	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Being filed herewith; all other exhibits previously filed.
**	Management contract or compensatory plan or arrangement.

(+)	Portions of this agreement have been deleted pursuant to our request for confidential treatment.

(++)	This certification accompanies this annual report on Form 10-K and shall not be deemed “filed” by Lynx for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.