Form 10-Q
period 2003-03-31
LYNX THERAPEUTICS INC
filed 2003-05-15
CIK 913275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2003.

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

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock outstanding as of May 9, 2003 was 4,654,245.

Lynx Therapeutics, Inc.

FORM 10-Q
For the Quarter Ended March 31, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Lynx Therapeutics, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2003	2002

	(unaudited)	(*)
Assets
Current assets:
Cash and cash equivalents	$7,383	11,735
Accounts receivable	514	836
Inventory	1,276	1,030
Other current assets	576	714

Total current assets	9,749	14,315
Property and equipment:
Leasehold improvements	12,236	12,238
Laboratory and other equipment	23,097	22,972

	35,333	35,210
Less accumulated depreciation and amortization	(20,643)	(19,640)

Net property and equipment	14,690	15,570
Investment in related party	1,106	1,930
Other non-current assets	172	172

	$25,717	$31,987

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,249	$962
Accrued compensation	547	516
Deferred revenues	3,926	2,926
Equipment loans — current portion	2,083	2,250
Other accrued liabilities	415	604

Total current liabilities	8,220	7,258
Deferred revenues	7,769	10,634
Equipment loans, less current portion	686	1,093
Other non-current liabilities	935	946
Stockholders’ equity:
Common stock	110,992	110,978
Deferred compensation	—	(9)
Accumulated deficit	(102,885)	(98,913)

Total stockholders’ equity	8,107	12,056

	$25,717	$31,987

*The balance sheet amounts at December 31, 2002 have been derived from audited financial statements at that date but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Lynx Therapeutics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenues:
Technology access and services fees	$3,000	$2,154
License fee from related party	190	190
Collaborative research and other	74	2,678

Total revenues	3,264	5,022

Operating costs and expenses:
Cost of services fees and other	724	299
Research and development	3,565	6,887
General and administrative	1,785	1,734
Restructuring charge for workforce reduction	292	—

Total operating costs and expenses	6,366	8,920

Loss from operations	(3,102)	(3,898)
Equity share of loss of related party	(825)	(787)
Interest income (expense), net	(44)	(100)
Other income	—	987

Loss before provision for income taxes	(3,971)	(3,798)
Income tax provision (benefit)	1	(39)

Net loss	$(3,972)	$(3,759)

Basic and diluted net loss per share	$(0.85)	$(1.91)

Shares used in per share computation	4,652	1,970

See accompanying notes.

Lynx Therapeutics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(3,972)	$(3,759)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets and leasehold improvements	1,002	1,183
Amortization of deferred compensation	9	97
Pro rata share of net loss of related party	825	787
Gain on sale of antisense program	—	(1,008)
Non-cash portion of gain from the sale of technology assets	—	(1,586)
Changes in operating assets and liabilities:
Accounts receivable	322	216
Inventory	(246)	220
Other current assets	138	360
Accounts payable	287	803
Accrued liabilities	(158)	(51)
Deferred revenues	(1,865)	(1,086)
Other non-current liabilities	(11)	17

Net cash used in operating activities	(3,669)	(3,807)
Cash flows from investing activities:
Proceeds from sale of equity securities	—	2,180
Leasehold improvements and equipment purchases, net of retirements	(123)	(833)
Notes receivable from officers and employees	—	51

Net cash provided by (used in) investing activities	(123)	1,398
Cash flows from financing activities:
Repayment of equipment loan	(574)	(450)
Issuance of common stock, net	14	(3)

Net cash used in financing activities	(560)	(453)

Net increase (decrease) in cash and cash equivalents	(4,352)	(2,862)
Cash and cash equivalents at beginning of period	11,735	3,199

Cash and cash equivalents at end of period	$7,383	$337

Supplemental disclosure of cash flow information:
Interest paid	$74	$115

See accompanying notes.

Lynx Therapeutics, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

1. Nature of Business

     We believe that Lynx Therapeutics, Inc. (“Lynx” or the “Company”) is a leader in the development and application of novel genomics analysis solutions that provide comprehensive and quantitative digital gene expression information important to modern systems biology research in the pharmaceutical, biotechnology and agricultural industries. These solutions are based on Megaclone and Massively Parallel Signature Sequencing, or MPSS, Lynx’s unique and proprietary cloning and sequencing technologies. Gene expression refers to the number of genes and the extent a cell or tissue expresses those genes, and represents a way to move beyond DNA sequence data to understand the function of genes, the proteins that they encode and the role they play in health and disease. Systems biology is an approach in which researchers seek to gain a complete molecular understanding of biological systems in health and disease.

2. Basis of Presentation

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

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lynx without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”). Certain prior year amounts have been reclassified to conform to current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations; nevertheless, Lynx believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results for the full year.

     Our unaudited condensed consolidated financial statements have been presented on a basis that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced operating losses since our inception of $102.9 million, including a net loss of $4.0 million for the quarter ended March 31, 2003. Net losses may continue as we proceed with the commercialization and additional development of our technologies. Our cash and cash equivalents were $7.4 million at March 31, 2003. We believe that our current cash and cash equivalents and funding anticipated to be received from customers, collaborators and licensees will enable us to maintain our operations through at least December 31, 2003. Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. We may seek additional financing, as needed, through arrangements with customers, collaborators and licensees and equity or debt offerings. We do not know if we will be able to raise sufficient additional capital on acceptable terms, or at all. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. If we are unable to secure additional financing on reasonable terms, or are unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, management may be forced to take substantial restructuring actions, which may include significantly reducing Lynx’s anticipated level of expenditures, the sale of some or all of our assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or we will not be able to fund operations.

     The unaudited condensed consolidated financial statements include all accounts of Lynx and our wholly-owned subsidiary, Lynx Therapeutics GmbH (“Lynx GmbH”), formed under the laws of the Federal Republic of Germany. All significant intercompany balances and transactions have been eliminated. Certain amounts in prior periods have been reclassified to conform to the current year presentation.

     These financial statements should be read in conjunction with Lynx’s audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in Lynx’s annual report on Form 10-K, filed with the SEC.

3. Summary of Significant Accounting Policies

Revenue Recognition

     Technology access fees have generally resulted from upfront payments from collaborators, customers and licensees who are provided access to our technologies for specified periods. We receive service fees from collaborators and customers for genomics discovery services performed by us on the biological samples they send to us. Collaborative research revenues are payments received under various agreements and include such items as milestone payments. Milestone payments are recognized as revenue pursuant to collaborative agreements upon the achievement of specified technology developments, representing the culmination of the earnings process. Other revenues include the proceeds from the sale of technology assets, the sale of proprietary instruments and reagents, and grant revenue.

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

Inventory

     Inventory is stated at the lower of standard cost (which approximates first-in, first out cost) or market. The balances at March 31, 2003 and December 31, 2002 were classified as raw materials and consisted primarily of reagents and other chemicals utilized while performing genomics discovery services. Inventory is charged to cost of services fees and other as consumed.

Net Loss Per Share

     Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. Basic and diluted net loss per share amounts are the same in each year as we have incurred a net loss for all periods presented. Had we been in a net income position, diluted earnings per share would have included the dilutive impact of outstanding options and warrants to purchase common stock. At March 31, 2003, options to purchase approximately 556,776 shares of common stock at a weighted-average exercise price of $42.81 per share and warrants to purchase 101,082 shares of common stock at an exercise price of $39.76 per share, 41,714 shares of common stock at an exercise price of $10.85 per share and 834,272 shares of common stock at an exercise price of $13.58 per share were excluded from the calculation of diluted loss per share for 2003 because the effect of inclusion would be antidilutive. The options and warrants will be included in the calculation at such time as the effect is no longer antidilutive, as calculated using the treasury stock method. At March 31, 2002, options to purchase approximately 377,815 shares of common stock at a weighted-average exercise price of $90.72 per share and warrants to purchase 62,399 shares of common stock at an exercise price of $64.41 per share were excluded from the calculation of diluted loss per share for 2002 because of the effect of inclusion would be antidilutive.

Stock-Based Compensation

     We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. We account for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations. Under APB 25, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     All stock option awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model, in accordance with Accounting for Stock-based Compensation (SFAS 123) and Emerging Issues Task Force Consensus No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The option arrangements are subject to periodic remeasurement over their vesting terms. Pro forma information regarding net loss and net loss per share required by SFAS 123, as amended by Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS 148), is presented below and has been determined as if we had accounted for awards under our stock option and employee stock purchase plans using the fair value method:

	Three Months Ended March 31,

	2003	2002

	(in thousands, except per share amounts)
Net loss, as reported	$(3,972)	$(3,759)
Stock-based employee compensation, net of taxes, as reported	9	97
Stock based employee compensation, net of taxes, as if fair value method applied to all awards	(399)	(1,396)

Net loss, pro forma as if fair value method applied to all awards	$(4,362)	$(5,058)

Basic and diluted net loss per share, as reported	$(0.85)	$(1.91)

Basic and diluted net loss per share, pro forma as if fair value method applied to all awards	$(0.94)	$(2.57)

Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 is effective for exit and disposal activities initiated after December 31, 2002. We adopted this statement during the first quarter of fiscal 2003, and the adoption did not have a material effect on our operating results or financial position.

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

     In December 2002, the FASB issued Statement of Financial Accounting Standards Board No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123 (SFAS 148). SFAS 148 amends SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require expanded and more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB 25. Since we account for our stock-based compensation under APB 25, and have no current plans to switch to SFAS 123, the impact of SFAS 148 will be limited to the interim reporting of the effects on net loss and loss per share if we accounted for stock-based compensation under SFAS 123. SFAS 148 is effective for fiscal years ending after December 15, 2002.

4. Comprehensive Loss

     The following are the components of comprehensive loss: (in thousands)

	Three Months Ended
	March 31,

	2003	2002

Net loss	$(3,972)	$(3,759)
Net unrealized gain (loss) on available-for-sale securities	—	(118)
Reclassification adjustment for realized gains included in net income, net of tax	—	(1,008)

Comprehensive loss	$(3,972)	$(4,885)

     The components of accumulated other comprehensive income (loss) relate entirely to unrealized gains (losses) on available-for-sale securities and were $0 at both March 31, 2003 and December 31, 2002.

5. Related-Party Transactions

Axaron Bioscience AG

     We hold an equity investment in Axaron Bioscience AG. As of March 31, 2003, Lynx held approximately a 40% ownership interest in Axaron and had the ability to exercise significant influence over Axaron’s operating and accounting policies. Lynx has accounted for the investment under the equity method in accordance with APB Opinion No. 18. Under the equity method, we record our pro-rata share of the income or losses of Axaron. Axaron is engaged in employing Lynx’s technologies in its neuroscience, toxicology and microbiology research programs.

     In 2001, we extended our technology licensing agreement with Axaron. The license extends Axaron’s right to use our proprietary MPSS and Megasort technologies non-exclusively in Axaron’s neuroscience, toxicology and microbiology programs until December 31, 2007. In 2001, we made a capital investment in Axaron of approximately $4.5 million. Also in 2001, we received from Axaron a $5.0 million technology license fee, which was recorded as deferred revenue and is being recognized on a straight-line basis over the period from June 1, 2001 to December 31, 2007. The recorded revenue for each three-month period ended March 31, 2003 and 2002 was approximately $190,000. Our pro-rata share of Axaron’s losses was approximately $0.8 million for each of the quarters ended March 31, 2003 and March 31, 2002.

     We also sublease certain offices in Germany to Axaron. During the three-month period ended March 31, 2003, we received an immaterial amount of sublease income from Axaron.

Other Transactions with Related Parties

     For legal services, Lynx paid approximately $103,000 during the quarter ended March 31, 2003 to Cooley Godward LLP, Lynx’s counsel, of which a director of Lynx is a partner.

6. Restructuring Charges

     In January 2003, we implemented a reduction of approximately 25% of our workforce, or 32 people. The groups affected primarily by this action included research and development personnel based at Lynx Therapeutics GmbH in Germany and those working in our proteomics group in California. The workforce reduction is intended to further focus our financial and human resources on expanding the commercial use of MPSS. We recorded a workforce reduction charge of $0.3 million in the quarter ended March 31, 2003 related primarily to severance compensation expense for our former employees, which amounts had been paid entirely as of April 30, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and our 2002 audited financial statements and notes thereto included in our 2002 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2003 are not necessarily indicative of results that may occur in future periods.

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. When used herein, the words “believe,” “anticipate,” “expect,” “estimate” and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in our 2002 Annual Report on Form 10-K, as filed with the SEC. We undertake no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

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

     We have incurred net losses each year since our inception in 1992. As of March 31, 2003, we had an accumulated deficit of approximately $102.9 million. Net losses may continue for at least the next several years. The size of these losses will depend on the rate of growth, if any, in our revenues and on the level of our expenses.

     To date, we have received, and expect to continue to receive in the future, a significant portion of our revenues from a small number of collaborators, customers and licensees. For the three months ended March 31, 2003, revenues from E.I. DuPont de Nemours and Company (DuPont), Bayer CropScience, Takara Bio Inc. (Takara) and BASF AG (BASF) accounted for 34%, 23%, 19% and 17%, respectively, of our total revenues. For the three months ended March 31, 2002, revenues from Geron Corporation, DuPont, BASF and Takara accounted for 51%, 10%, 10% and 10%, respectively, of our total revenues. For the year ended December 31, 2002, revenues from DuPont, Takara, Geron Corporation, Bayer CropScience and BASF accounted for 32%, 16%, 15%, 14% and 11%, respectively, of our total revenues. Revenues in each quarterly and annual period have in the past, and could in the future, fluctuate due to: the timing and amount of any technology access fees and the period over which the revenue is recognized; the level of service fees, which is tied to the number and timing of biological samples received from our collaborators and customers, as well as our performance of the related genomics discovery services on the samples; the timing of achievement of milestones and the amount of related payments to us; and the number, type and timing of new, and the termination of existing, agreements with collaborators, customers and licensees.

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

     We account for our investment in Axaron Bioscience AG, a company owned primarily by BASF AG and us, using the equity method. For each of the three months ended March 31, 2003 and 2002, our pro-rata share of Axaron’s losses was approximately $0.8 million.

     As of March 31, 2003, we employed 96 full-time employees, of which 76 were engaged in production and research and development activities. In January 2003, we implemented a reduction of approximately 25% of our total workforce, or 32 people. The groups affected primarily by this action included research and development personnel based at Lynx GmbH in Germany and our proteomics group in California. The workforce reduction was intended to further focus our financial and human resources on expanding the commercial use of MPSS.

Results of Operations

Revenues

     Revenues for the three-month period ended March 31, 2003 were approximately $3.3 million, compared to revenues of $5.0 million for the corresponding three-month period of 2002. Revenues for the three-month period in 2003 included technology access fees and service fees of $3.0 million, license fees from Axaron, a related party, of $190,000 and other revenues of $74,000. Revenues for the three-month period in 2002 included technology access fees and service fees of $2.2 million, license fees from Axaron, a related party, of $190,000 and other revenues of $2.7 million, including $2.6 million from the sale of certain of our technology assets. Our revenues have historically fluctuated from quarter to quarter and year to year and may continue to fluctuate in future periods due primarily to our service fees, which are impacted principally by the timing and number of biological samples received from existing customers and collaborators, as well as our performance of related services on these samples. Additionally, the number, type and timing of new collaborations and agreements and the related demand for, and delivery of, our services or products will impact the level of future revenues.

Operating Costs and Expenses

     Total operating costs and expenses were approximately $6.4 million for the three-month period ended March 31, 2003, compared to approximately $8.9 million for the three-month period ended March 31, 2002. For the three-month period in 2003, cost of services fees was $0.7 million, compared to $0.3 million for the corresponding period in 2002, and reflects the costs of providing our genomics discovery services. Research and development expenses were approximately $3.6 million for the three-month period ended March 31, 2003, compared to approximately $6.9 million for the corresponding period in 2002. The decrease in research and development expenses in 2003 reflects a decrease in materials consumed in research and development efforts and lower personnel expenses, primarily resulting from the workforce reductions that occurred in the first quarter of 2003 and the second quarter of 2002. Research and development expenses may increase due to planned spending for ongoing technology development and implementation, as well as new applications, primarily for MPSS.

     General and administrative expenses were $1.8 million for the three-month period ended March 31, 2003, compared to $1.7 million for the corresponding period in 2002. General and administrative expenses may increase in support of Lynx’s commercial, business development and research and development activities.

     In January 2003, we implemented a reduction of approximately 25% of our workforce, or 32 people. The groups affected primarily by this action included research and development personnel based at Lynx Therapeutics GmbH in Germany and in our proteomics group in California. The workforce reduction is intended to further focus our financial and human resources on expanding the commercial use of MPSS. We recorded a workforce reduction charge of $0.3 million in the quarter ended March 31, 2003 related primarily to severance compensation expense for our former employees, which amounts had been paid entirely as of April 30, 2003. In terms of compensation, benefits and employer taxes that would have been paid to, and on behalf of, such former employees had they remained employed by Lynx, we anticipate annualized cost savings of approximately $2.0 million.

Equity Share of Loss of Related Party

     The equity share of loss of related party of $0.8 million in each of the three months ended March 31, 2003 and March 31, 2002, reflects Lynx’s pro-rata share of the net loss of Axaron, a joint venture investee.

Interest Income (Expense), Net

     Net interest expense was $44,000 for the quarter ended March 31, 2003, compared to net interest expense of $100,000 for the corresponding period of 2002. The decrease in net interest expense from 2002 to 2003 reflects primarily decreased interest expense in 2003 incurred on equipment-related debt outstanding during both the 2003 and 2002 periods and an increase in interest income due to higher average cash, cash equivalents and investment balances in the first quarter of 2003.

Other Income

     Other income was $0 in the quarter ended March 31, 2003, compared to other income of $1.0 million in the 2002 period. The 2002 other income was related primarily to the gain on the sale of our equity investment in Inex Pharmaceuticals Corporation.

Income Tax Provision (Benefit)

     The provision for income tax of approximately $1,000 in 2003 consisted entirely of foreign withholding tax on a payment received from our licensee, Takara. The income tax benefit for 2002 relates to a refund of state income taxes.

Liquidity and Capital Resources

     Cash and cash equivalents at March 31, 2003 totaled $7.4 million. Net cash used in operating activities was $3.7 million for the quarter ended March 31, 2003, as compared to $3.8 million for the same period in 2002. The change was due primarily to a higher net loss in 2002, as adjusted for the impact of non-cash gains in 2002 that are not in 2003, partially offset by a higher decrease in deferred revenues and accounts payable, an increase in inventory, a higher net loss and lower depreciation and amortization expenses during 2003 as compared to 2002. The amount of net cash used in operating activities differed from the 2003 net loss due primarily to depreciation and amortization expenses, the impact of our pro rata share of the net loss of Axaron and a decrease in accounts receivable, offset partially by a decrease in deferred revenues. The amount of net cash used in operating activities differed from the 2002 net loss due primarily to depreciation and amortization expenses, the impact of our pro rata share of the net loss of Axaron, an increase in accounts payable decreases in other current assets, inventory and accounts receivable, offset partially by the impact of non-cash gains and a decrease in deferred revenues.

     Net cash used in investing activities of $0.1 million for the first quarter of 2003 was due to expenditures for capital equipment. Net cash provided by investing activities of $1.4 million for the first quarter of 2002 was due primarily to proceeds from the sale of equity securities, offset partially by expenditures for capital equipment.

     Net cash used in financing activities of $0.6 million in the first quarter of 2003 and $0.5 million in the first quarter of 2002 was due primarily to the repayment of principal under equipment-related debt outstanding during both the 2003 and 2002 periods.

     In October 2002, we entered into a loan and security agreement with a financial institution, Comerica Bank-California, for an equipment line of credit of up to $2.0 million with a draw-down period of one year. Under the initial advance, we drew down $1.6 million in November 2002 related to the purchase of equipment made in previous periods. We granted Comerica Bank-California a security interest in all items we financed under this agreement. The initial advance under the loan to finance the purchase of equipment made in previous periods has a term of 24 months from the date of advance and bears interest at a rate of 7.25%. In May 2003, we renegotiated the terms of the agreement, which now require that we maintain a minimum cash balance of restricted cash and cash equivalents in an account at Comerica Bank-California of at least 110% of the principal balance under loans outstanding under this agreement until Comerica Bank-California receives payment in full of all outstanding obligations. Previously, we were required to maintain a minimum cash balance of unrestricted cash and cash equivalents in an account at Comerica Bank-California of at least $5.0 million until Comerica Bank-California receives payment in full of all outstanding obligations, and meet a liquidity requirement that we have a balance of unrestricted cash at each month’s end that is greater than our net decrease in cash during the preceding four months. As of March 31, 2003, the principal balance under loans outstanding under this agreement was $1.3 million. We believe that we are in compliance with all terms of the agreement.

     In late 1998, we entered into a financing agreement with a financial institution, Transamerica Business Credit Corporation, under which we drew down $4.8 million during 1999 for the purchase of equipment and certain other capital expenditures. We granted the lender a security interest in all items financed by it under this agreement. Each draw down under the loan has a term of 48 months from the date of the draw down. As of March 31, 2003, the principal balance under loans outstanding under this agreement was $1.5 million. The draw down period under the agreement expired on March 31, 2000.

     We plan to use available funds for ongoing commercial and research and development activities, working capital and other general corporate purposes and capital expenditures. We expect capital investments during 2003 will be less than $1.0 million and will be comprised primarily of expenditures for capital equipment required in the normal course of business. We intend to invest our excess cash in investment-grade, interest-bearing securities.

     We have obtained funding for our operations primarily through sales of preferred and common stock, payments received under contractual arrangements with customers, collaborators and licensees and interest income. Consequently, investors in our equity securities and our customers, collaborators and licensees are significant sources of liquidity for us. Therefore, our ability to maintain liquidity is dependent upon a number of uncertain factors, including but not limited to the following: our ability to advance and commercialize further our technologies; our ability to generate revenues through expanding existing collaborations, customer and licensee arrangements and obtaining significant new customers, collaborators and licensees; and the receptivity of capital markets toward our equity or debt securities. The cost, timing and amount of funds required for specific uses by us cannot be precisely determined at this time and will be based upon the progress and the scope of our commercial and research and development activities; payments received under customer, collaborative and license agreements; our ability to establish and maintain customer, collaborative and license agreements; costs of protecting intellectual property rights; legal and administrative costs; additional facilities capacity needs, and the availability of alternate methods of financing.

     We have experienced operating losses since our inception of $102.9 million, including a net loss of $4.0 million for the quarter ended March 31, 2003. Net losses may continue as we proceed with the commercialization and additional development of our technologies. Our cash and cash equivalents were $7.4 million at March 31, 2003. We believe that our current cash and cash equivalents and funding anticipated to be received from customers, collaborators and licensees will enable us to maintain our operations through at least December 31, 2003. Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. We may seek additional financing, as needed, through arrangements with customers, collaborators and licensees and equity or debt offerings. We do not know if we will be able to raise sufficient additional capital on acceptable terms, or at all. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. If we are unable to secure additional financing on reasonable terms, or are unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, management may be forced to take substantial restructuring actions, which may include significantly reducing Lynx’s anticipated level of expenditures, the sale of some or all of our assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or we will not be able to fund operations.

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

     We have incurred net losses each year since our inception in 1992, including net losses of approximately $15.5 million in 2002, $16.7 million in 2001 and $13.3 million in 2000. As of March 31, 2003, we had an accumulated deficit of approximately $102.9 million. Net losses may continue for at least the next several years. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses. Our research and development expenditures and general and administrative costs have exceeded our revenues to date. Research and development expenses may increase due to spending for ongoing technology development and implementation, as well as new applications. We will need to generate significant additional revenues to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain profitability.

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

     We have invested significant capital in our scientific and business development activities. Our future capital requirements will be substantial as we conduct our operations, and will depend on many factors including:

•	the progress and scope of our research and development projects;

•	payments received under our customer, license and collaborative agreements;

•	our ability to establish and maintain customer, license and collaborative arrangements;

•	the progress of the development and commercialization efforts under our customer, license and collaborative agreements;

•	the costs associated with obtaining access to biological samples and related information; and

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

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

     We have derived substantially all of our revenues from corporate collaborations, customer agreements and licensing arrangements. Revenues from such agreements depend upon continuation of the related relationships, our performance of genomics discovery services, the achievement of milestones and royalties derived from future products developed from our research and technologies. To date, we have received a significant portion of our revenues from a small number of collaborators, customers and licensees. For the three months ended March 31, 2003, revenues from DuPont, Bayer CropScience, Takara, and BASF accounted for 34%, 23%, 19% and 17%, respectively, of our total revenues. For the three months ended March 31, 2002, revenues from Geron Corporation, DuPont, BASF and Takara accounted for 51%, 10%, 10% and 10%, respectively, of our total revenues. For the year ended December 31, 2002, revenues from DuPont, Takara, Geron Corporation, Bayer CropScience and BASF accounted for 32%, 16%, 15%, 14% and 11%, respectively, of our total revenues. For the year ended December 31, 2001, revenues from DuPont, BASF, Takara and the Institute of Molecular and Cell Biology accounted for 37%, 24%, 12% and 12%, respectively, of our total revenues. If we fail to perform genomics discovery services or successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the revenues contemplated under such agreements. If our collaborators, customers or licensees do not renew existing agreements, we lose one of these collaborators, customers or licensees, we do not attract new collaborators, customers or licensees or we are unable to enter into new collaborative, customer or license agreements on commercially acceptable terms, our revenues may decrease, and our activities may fail to lead to commercialized products.

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

     In addition, numerous pharmaceutical, biotechnology and agricultural companies are developing genomics research programs, either alone or in partnership with our competitors. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Rapid technological development by others may make our technologies and future products obsolete.

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

     We believe that the market price of our common stock will remain highly volatile and may fluctuate significantly due to a number of factors. The market prices for securities of many publicly-held, early-stage biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. For example, during the two-year period from April 2, 2001 to March 31, 2003, the closing sales price of our common stock as quoted on the Nasdaq National Market fluctuated from a low of $1.61 to a high of $59.69 per share. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The following factors and events may have a significant and adverse impact on the market price of our common stock:

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

     On February 21, 2003, we received a letter from Nasdaq advising us that the Nasdaq Listing Qualifications Panel acknowledged that we had regained compliance with the requirements for continued listing on the Nasdaq National Market. The Nasdaq Listing Qualifications Panel determined to continue the listing of our securities on the Nasdaq National Market provided that we file our annual report on Form 10-K for the fiscal year ended December 31, 2002 with the Securities and Exchange Commission and Nasdaq evidencing shareholders’ equity of at least $10,000,000 and that we demonstrate compliance with all requirements for continued listing on the Nasdaq National Market at that time. At December 31, 2002, we had total stockholders’ equity of $12,056,000. On April 10, 2003, we received a letter from Nasdaq advising us that the Nasdaq Listing Qualifications Panel acknowledged that we had evidenced compliance with the requirements for continued listing on the Nasdaq National Market based on the filing on March 28, 2003 of our annual report on Form 10-K for the fiscal year ended December 31, 2002 with the Securities and Exchange Commission and Nasdaq that evidenced shareholders’ equity of at least $10,000,000. The Nasdaq Listing Qualifications Panel determined to continue the listing of our securities on the Nasdaq National Market provided that we file our quarterly report on Form 10-Q for the quarterly period ended March 31, 2003 with the Securities and Exchange Commission and Nasdaq evidencing shareholders’ equity of at least $10,000,000 and that we demonstrate compliance with all requirements for continued listing on the Nasdaq National Market at that time. At March 31, 2003, we had total stockholders’ equity of $8,107,000, which does not satisfy the Nasdaq Listing Qualifications Panel’s requirement of $10,000,000 of shareholders’ equity for continuted listing. Thus, the Nasdaq Listing Qualifications Panel may terminate our Nasdaq National Market listing. In the event that the Nasdaq Listing Qualification Panel determines to terminate our Nasdaq National Market listing, our securities may be transferred to the Nasdaq SmallCap Market, provided we are able to demonstrate compliance with all applicable maintenance criteria and an ability to sustain long-term compliance. In the event we are unable to do so, our securities will be delisted from the Nasdaq Stock Market.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Short-Term Investments

     The primary objective of our investment activities is to preserve principal while, at the same time, maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to adverse shifts in interest rates, we invest in short-term securities and maintain an average maturity of less than 90 days. As a result, we do not believe we are subject to significant interest rate risk.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K.

     a) Exhibits — The following documents are filed as Exhibits to this report:

Exhibit Number	Description

10.36	Employment Agreement, dated as of March 20, 2003, by and between the Company and Edward C. Albini.

10.37	Employment Agreement, dated as of March 20, 2003, by and between the Company and Kathy A. San Roman.

99.1 *	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b) Reports on Form 8-K — No Current Reports on Form 8-K were filed during the quarter ended March 31, 2003.

*	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Lynx Therapeutics, Inc. under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYNX THERAPEUTICS, INC.

/s/ Kevin P. Corcoran

	By:	Kevin P. Corcoran
President and Chief Executive Officer
Date: May 15, 2003

/s/ Edward C. Albini

	By:	Edward C. Albini
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 15, 2003

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

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 15, 2003

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

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 15, 2003

/s/ Edward C. Albini

Edward C. Albini
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.36	Employment Agreement, dated as of March 20, 2003, by and between the Company and Edward C. Albini.

10.37	Employment Agreement, dated as of March 20, 2003, by and between the Company and Kathy A. San Roman.

99.1 *	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Lynx Therapeutics, Inc. under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.