Form 10-Q
period 2003-06-30
LYNX THERAPEUTICS INC
filed 2003-08-13
CIK 913275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of common stock outstanding as of August 8, 2003 was 4,654,245.

Lynx Therapeutics, Inc.

FORM 10-Q
For the Quarter Ended June 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Lynx Therapeutics, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2003	2002

	(unaudited)	(*)
Assets
Current Assets:
Cash and cash equivalents	$1,835	$11,735
Restricted cash	1,165	—
Accounts receivable	1,176	836
Inventory	1,012	1,030
Other current assets	431	714

Total current assets	5,619	14,315
Property and equipment:
Leasehold improvements	12,233	12,238
Laboratory and other equipment	23,222	22,972

	35,455	35,210
Less accumulated depreciation and amortization	(21,503)	(19,640)

Net property and equipment	13,952	15,570
Investment in related party	214	1,930
Other non-current assets	172	172

	$19,957	$31,987

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,200	$962
Accrued compensation	515	516
Deferred revenue	3,426	2,926
Note payable	1,675	2,250
Other accrued liabilities	413	604

Total current liabilities	7,229	7,258
Deferred revenue	6,064	10,634
Note payable	490	1,093
Other non-current liabilities	924	946
Commitments and contingencies
Stockholders’ equity:
Common stock	110,992	110,978
Deferred compensation	—	(9)
Accumulated deficit	(105,742)	(98,913)

Total stockholders’ equity	5,250	12,056

	$19,957	$31,987

*	The balance sheet amounts at December 31, 2002 have been derived from audited financial statements at that date but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Lynx Therapeutics, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net revenues:
Technology access and service fees	$4,187	$2,443	$7,187	$4,597
License fees from related party	190	190	380	380
Collaborative research and other	208	220	282	2,898

Total revenues	4,585	2,853	7,849	7,875

Operating costs and expenses:
Cost of services fees and other	1,377	436	2,101	735
Research and development	3,196	5,406	6,761	12,293
General and administrative	1,893	1,408	3,678	3,142
Restructuring charge for workforce reduction	—	530	292	530

Total operating costs and expenses	6,466	7,780	12,832	16,700

Loss from operations	(1,881)	(4,927)	(4,983)	(8,825)
Equity in net loss of related party	(891)	(721)	(1,716)	(1,508)
Interest expense, net	(84)	(24)	(128)	(124)
Other income (expense), net	—	(75)	—	911

Loss before provision for income taxes	(2,856)	(5,747)	(6,827)	(9,546)
Income tax provision (benefit)	1	(271)	2	(310)

Net loss	(2,857)	(5,476)	(6,829)	(9,236)

Basic and diluted net loss per share	(0.61)	(1.61)	(1.47)	(3.44)

Shares used in per share computation	4,654	3,394	4,653	2,682

See accompanying notes.

Lynx Therapeutics, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(6,829)	$(9,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets and leasehold improvements	1,863	2,279
Amortization of deferred compensation	9	489
Equity in net loss of related party	1,716	1,508
Gain on sale of antisense business	—	(1,008)
Changes in operating assets and liabilities:
Accounts receivable	(340)	510
Inventory	18	628
Other current assets	283	97
Accounts payable	238	(613)
Accrued liabilities	(192)	54
Deferred revenue	(4,070)	(1,643)
Other non-current liabilities	(22)	35

Net cash used in operating activities	(7,326)	(6,900)
Cash flows from investing activities:
Purchases of short-term investments	—	(3,249)
Proceeds from sale of equity securities	—	2,180
Purchases of property and equipment, net of proceeds from sale	(245)	(840)
Payments received on notes receivable from officers and employees	—	42

Net cash used in investing activities	(245)	(1,867)
Cash flows from financing activities:
Issuance of common stock, net of repurchases	14	20,946
Repayment of equipment loan	(1,178)	(798)

Net cash provided by (used in) financing activities	(1,164)	20,148

Net increase (decrease) in cash and cash equivalents	(8,735)	11,381
Cash and cash equivalents at beginning of period	11,735	3,199

Cash, cash equivalents and restricted cash at end of period	$3,000	$14,580

Supplemental cash flow information:
Cash paid during the period for income taxes	$2	$0

Cash paid during the period for interest	$134	$191

See accompanying notes.

Lynx Therapeutics, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

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

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lynx without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”). Certain prior year amounts have been reclassified to conform to current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations; nevertheless, Lynx believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results for the full year.

     Our unaudited condensed consolidated financial statements have been presented on a basis that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced operating losses since our inception of $105.7 million, including net losses of $2.9 million and $6.8 million for the three and six months ended June 30, 2003, respectively. Net losses may continue for at least the next several years as we proceed with the commercialization and additional development of our technologies. The size of these losses will depend on the rate of growth, if any, in our revenues and on the level of our expenses. As of June 30, 2003, our cash and cash equivalents consisted of $1.8 million in unrestricted cash and restricted cash of $1.2 million, and our accounts receivable were $1.2 million. In July 2003, we received a cash payment of approximately $3.0 million from Takara Bio Inc. related to an amendment of our existing collaboration with Takara and the sale of three MPSS instruments. Depending on the success of our commercial efforts, we may require additional funding to continue our business activities for at least the next twelve months. We will be considering various options, which include securing additional equity financing and obtaining new collaborators and customers. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. If we require additional financing, there can be no assurance that it will be available on satisfactory terms, or at all. If we are unable to secure additional financing on reasonable terms, or are unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, we may be forced to take substantial restructuring actions, which may include significantly reducing our anticipated level of expenditures, the sale of some or all of our assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or we will not be able to fund operations.

     The unaudited condensed consolidated financial statements include all accounts of Lynx and our wholly owned subsidiary, Lynx Therapeutics GmbH (“Lynx GmbH”), formed under the laws of the Federal Republic of Germany. All significant intercompany balances and transactions have been eliminated. Certain amounts in prior periods have been reclassified to conform to the current year presentation.

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

     Technology access and license fees are deferred and recognized as revenue on a straight-line basis over the noncancelable term of the agreement to which they relate. Payments for services and/or materials provided by Lynx are recognized as revenues when earned over the period in which the services are performed and/or materials are delivered, provided that no other consequential obligations, refunds or credits to be applied to future work exist. Revenues from the sale of technology assets are recognized upon the transfer of the assets to the purchaser. Revenues from the sales of instruments and reagents are recognized upon shipment to the customer.

Inventory

     Inventory is stated at the lower of cost (which approximates first-in, first out cost) or market. The balances at June 30, 2003 and December 31, 2002 were classified as raw materials and consisted primarily of reagents and other chemicals utilized while performing genomics discovery services. Inventory used in providing genomics discovery services and for reagent sales is charged to cost of services fees and other as consumed. Reagents and chemicals purchased for internal development purposes are charged to research and development expense as incurred.

Net Loss Per Share

     Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. Basic and diluted net loss per share amounts are the same in each period as we have incurred a net loss for all periods presented. Had we been in a net income position, diluted earnings per share would have included the dilutive impact of outstanding options and warrants to purchase common stock. At June 30, 2003, options to purchase approximately 530,986 shares of common stock at a weighted-average exercise price of $40.08 per share and warrants to purchase 101,082 shares of common stock at an exercise price of $39.76 per share, 41,714 shares of common stock at an exercise price of $10.85 per share and 834,272 shares of common stock at an exercise price of $13.58 per share were excluded from the calculation of diluted loss per share for 2003 because the effect of inclusion would be antidilutive. The options and warrants will be included in the calculation at such time as the effect is no longer antidilutive, as calculated using the treasury stock method. At June 30, 2002, options to purchase approximately 418,277 shares of common stock at a weighted-average exercise price of $74.26 per share and warrants to purchase 101,082 shares of common stock at an exercise price of $39.76 per share, 41,714 shares of common stock at an exercise price of $10.85 per share and 834,272 shares of common stock at an exercise price of $13.58 per share were excluded from the calculation of diluted loss per share for 2002 because the effect of inclusion would be antidilutive.

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

     All stock option awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model, in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation, (SFAS 123) and Emerging Issues Task Force Consensus No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The option arrangements with non-employees are subject to periodic remeasurement over their vesting terms. Pro forma information regarding net loss and net loss per share required by SFAS 123, as amended by Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS 148), is presented below and has been determined as if we had accounted for awards under our stock option and employee stock purchase plans using the fair value method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss, as reported	$(2,857)	$(5,476)	$(6,829)	$(9,236)
Add: Stock-based employee compensation as reported	0	489	9	489
Deduct: Stock-based employee compensation as if fair value method applied to all awards	(720)	(1,138)	(1,125)	(2,587)

Net loss, pro forma as if fair value method applied to all awards	$(3,577)	$(6,125)	$(7,945)	$(11,334)

Basic and diluted net loss per share, as reported	$(0.61)	$(1.61)	$(1.47)	$(3.44)

Basic and diluted net loss per share, pro forma as if fair value method applied to all awards	$(0.77)	$(1.80)	$(1.71)	$(4.23)

Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not believe the adoption of FIN 46 will have a material impact on its financial position or results of operations.

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus regarding EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting, but also how the arrangement’s consideration should be allocated among separate units. The pronouncement is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are in the process of evaluating the financial statement impact, if any, of adopting EITF Issue 00-21, but do not expect that the adoption of EITF Issue 00-21 will have a material effect on our results of operations or financial position.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). The Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The Statement is effective for all financial instruments created or modified after May 31, 2003, and to other instruments for periods beginning after June 15, 2003. We are currently evaluating the effects of SFAS 150, but do not expect that the adoption of SFAS 150 will have a material effect on our results of operations or financial position.

4. Comprehensive Loss

     The following are the components of comprehensive loss: (in thousands)

	Three Months Ended
	June 30,

	2003	2002

Net loss	$(2,857)	$(5,476)
Net unrealized loss on available-for-sale securities	—	(13)

Comprehensive loss	$(2,857)	$(5,489)

	Six Months Ended
	June 30,

	2003	2002

Net loss	$(6,829)	$(9,236)
Net unrealized loss on available-for-sale securities	—	(1,139)

Comprehensive loss	$(6,829)	$(10,375)

     There was no accumulated other comprehensive income (loss) at either June 30, 2003 or December 31, 2002.

5. Related-Party Transactions

Axaron Bioscience AG

     We hold an equity investment in Axaron Bioscience AG. As of June 30, 2003, Lynx held approximately a 40% ownership interest in Axaron and had the ability to exercise significant influence over Axaron’s operating and accounting policies. Lynx has accounted for the investment under the equity method in accordance with APB Opinion No. 18. Under the equity method, we record our pro-rata share of the income or losses of Axaron. Axaron is engaged in employing Lynx’s technologies in its neuroscience, toxicology and microbiology research programs.

     In 2001, we extended our technology licensing agreement with Axaron. The license extends Axaron’s right to use our proprietary MPSS and Megasort technologies non-exclusively in Axaron’s neuroscience, toxicology and microbiology programs until December 31, 2007. In 2001, we made a capital investment in Axaron of approximately $4.5 million. Also in 2001, we received from Axaron a $5.0 million technology license fee, which was recorded as deferred revenue and is being recognized on a straight-line basis over the period from June 1, 2001 to December 31, 2007. The recorded revenue for the three-month and six-month periods ended June 30, 2003 was approximately $190,000 and $380,000, respectively. The recorded revenue for the three-month and six-month periods ended June 30, 2002 was approximately $190,000 and $380,000, respectively. Our pro-rata share of Axaron’s losses for the three-month and six-month periods ended June 30, 2003 was approximately $0.9 million and $1.7 million, respectively. Our pro-rata share of Axaron’s losses for the three-month and six-month periods ended June 30, 2002 was approximately $0.7 million and $1.5 million, respectively.

     We also sublease certain offices in Germany to Axaron. During the six-month period ended June 30, 2003, we received an immaterial amount of sublease income from Axaron.

Other Transactions with Related Parties

     For legal services, Lynx paid approximately $63,000 during the quarter ended June 30, 2003 and approximately $166,000 during the six-months ended June 30, 2003 to Cooley Godward LLP, Lynx’s counsel, of which a director of Lynx is a partner.

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

7. Subsequent Events

     In July 2003, we received a cash payment of approximately $3.0 million from Takara Bio Inc. related to an amendment of our existing collaboration with Takara and the sale of three MPSS instruments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and our 2002 audited financial statements and notes thereto included in our 2002 Annual Report on Form 10-K. Operating results for the quarter and six months ended June 30, 2003 are not necessarily indicative of results that may occur in future periods.

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

     We have incurred net losses each year since our inception in 1992. As of June 30, 2003, we had an accumulated deficit of approximately $105.7 million, including a net loss of $2.9 million for the quarter and $6.8 million for the six months ended June 30, 2003. Net losses may continue for at least the next several years as we proceed with the commercialization and additional development of our technologies. The size of these losses will depend on the rate of growth, if any, in our revenues and on the level of our expenses.

     As of June 30, 2003, our cash and cash equivalents consisted of $1.8 million in unrestricted cash and restricted cash of $1.2 million, and our accounts receivable were $1.2 million. In July 2003, we received a cash payment of approximately $3.0 million from Takara Bio Inc. related to an amendment of our existing collaboration with Takara and the sale of three MPSS instruments. Depending on the success of our commercial efforts, we may require additional funding to continue our business activities for at least the next twelve months. We will be considering various options, which include securing additional equity financing and obtaining new collaborators and customers. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. If we require additional financing, there can be no assurance that it will be available on satisfactory terms, or at all. If we are unable to secure additional financing on reasonable terms, or are unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, we may be forced to take substantial restructuring actions, which may include significantly reducing our anticipated level of expenditures, the sale of some or all of our assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or we will not be able to fund operations.

     To date, we have received, and expect to continue to receive in the future, a significant portion of our revenues from a small number of collaborators, customers and licensees, as shown on the following table.

	Six Months Ended June 30,		Year Ended December 31,
	2003	2002	2002

E.I. DuPont de Nemours and Company	31%	25%	32%
BASF AG	24%	6%	11%
Takara Bio Inc.	18%	13%	16%
Bayer CropScience	10%	11%	14%
Geron Corporation	—	33%	15%

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

     Our operating costs and expenses include cost of service fees and other, research and development expenses and general and administrative expenses. Cost of services fees and other includes primarily the costs of direct labor, materials and supplies, outside expenses, equipment and overhead incurred by us in performing our genomics discovery services for, and the costs of reagents and instruments sold to, our collaborators, customers and licensees. Research and development expenses include the costs of personnel, materials and supplies, outside expenses, equipment and overhead incurred by us in our technology and application development and process improvement efforts. Research and development expenses may increase due to spending for ongoing technology development and implementation, as well as new applications, primarily for MPSS. General and administrative expenses include the costs of personnel, materials and supplies, outside expenses, equipment and overhead incurred by us primarily in our administrative, business development, legal and investor relations activities. General and administrative expenses may increase in support of our research and development, commercial and business development efforts.

     We account for our investment in Axaron Bioscience AG, a company owned primarily by BASF AG and us, using the equity method. For each of the six months ended June 30, 2003 and 2002, our pro-rata share of Axaron’s losses was approximately $1.7 million and $1.5 million, respectively.

     As of June 30, 2003, we employed 94 full-time employees, of which 76 were engaged in production and research and development activities. In January 2003, we implemented a reduction of approximately 25% of our total workforce, or 32 people. The groups affected primarily by this action included research and development personnel based at Lynx GmbH in Germany and our proteomics group in California. The workforce reduction was intended to further focus our financial and human resources on expanding the commercial use of MPSS.

Results of Operations

Revenues

     Revenues for the three-month period ended June 30, 2003 were approximately $4.6 million, compared to revenues of $2.9 million for the corresponding three-month period of 2002. Revenues for the three-month period in 2003 included technology access fees and service fees of $4.2 million, license fees from Axaron, a related party, of $190,000 and other revenues of $208,000. Revenues for the three-month period in 2002 included technology access fees and service fees of $2.4 million, license fees from Axaron of $190,000 and other revenues of $220,000.

     Revenues for the six months ended June 30, 2003 were approximately $7.8 million, compared to revenues of $7.9 million for the corresponding six-month period of 2002. Revenues for the six-month period in 2003 included technology access fees and service fees of $7.2 million, license fees from Axaron, a related party, of $380,000 and other revenues of $282,000. Revenues for the six-month period in 2002 included technology access fees and service fees of $4.6 million, license fees from Axaron of $380,000 and other revenues of $2.9 million, including $2.6 million from the sale of certain of our technology assets.

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

Operating Costs and Expenses

     Total operating costs and expenses were approximately $6.5 million for the three-month period ended June 30, 2003, compared to approximately $7.8 million for the three-month period ended June 30, 2002. For the six-month periods ended June 30, 2003 and 2002, operating costs and expenses were approximately $12.8 million and $16.7 million, respectively.

     For the three-month period in 2003, cost of services fees and other was $1.4 million, compared to $0.4 million for the corresponding period in 2002. Cost of services fees and other for the six-months ended June 30, 2003 and 2002 were $2.1 million and $0.7 million, respectively. Cost of services fees and other reflect primarily the costs of providing our genomics discovery services.

     Research and development expenses were approximately $3.2 million for the three-month period ended June 30, 2003, compared to approximately $5.4 million for the corresponding period in 2002. For the six-month periods ended June 30, 2003 and 2002, research and development expenses were approximately $6.8 million and $12.3 million, respectively. The decrease in research and development expenses in 2003 reflects a decrease in materials consumed in research and development efforts and lower personnel expenses, primarily resulting from the workforce reductions that occurred in the first quarter of 2003 and the second quarter of 2002. Research and development expenses may increase due to spending for ongoing technology development and implementation, as well as new applications, primarily for MPSS.

     General and administrative expenses were $1.9 million for the three-month period ended June 30, 2003, compared to $1.4 million for the corresponding period in 2002. For the six-month periods ended June 30, 2003 and 2002, general and administrative expenses were approximately $3.7 million and $3.1 million, respectively. The increase in general and administrative expenses in the 2003 periods over the same periods in 2002 reflect primarily expenses for outside services in support of our commercial and business development efforts. General and administrative expenses may increase in support of our continuing commercial, business development and research and development activities.

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

     The restructuring charge of $0.5 million in the second quarter of 2002 was comprised primarily of severance charges for former Lynx employees who were part of Lynx’s workforce reduction of approximately 30% of our domestic workforce, or 45 people, in that period. The group affected primarily by this action was research and development personnel in California. The workforce reduction was intended to focus our financial and human resources on expanding the commercial use of MPSS. In terms of compensation, benefits and employer taxes that would have been paid to, and on behalf of, such former employees had they remained employed by Lynx, we anticipate annualized cost savings of approximately $3.0 million.

Equity in Net Loss of Related Party

     The equity share of loss of related party for the three-month and six-month periods ended June 30, 2003 was approximately $0.9 million and $1.7 million, respectively, and for the three-month and six-month periods ended June 30, 2002 was approximately $0.7 million and $1.5 million, respectively, and reflects Lynx’s pro-rata share of the net loss of Axaron, a joint venture investee.

Interest Expense, Net

     Net interest expense was approximately $84,000 for the quarter ended June 30, 2003, compared to net interest expense of approximately $24,000 for the corresponding period of 2002. The increase in net interest expense from 2002 to 2003 reflects primarily a decrease in interest income due to a lower average balance of cash, cash equivalents and restricted cash in the second quarter of 2003, partially offset by decreased interest expense in 2003 incurred on equipment-related debt outstanding during both the 2003 and 2002 periods. Net interest expense was approximately $128,000 for the six months ended June 30, 2003, compared to net interest expense of approximately $124,000 for the corresponding period of 2002.

Other Income (Expense), Net

     Other income was $0 in the quarter ended June 30, 2003, compared to other expense of approximately $75,000 in the 2002 period. Other income was $0 for the six months ended June 30, 2003, compared to other income of $0.9 million in the 2002 period. The 2002 other income amount for the six-month period was related primarily to the gain on the sale of our equity investment in Inex Pharmaceuticals Corporation.

Income Tax Provision (Benefit)

     The provisions for income tax for the quarter and six-months ended June 30, 2003 of approximately $1,000 and $2,000, respectively, consisted entirely of foreign withholding tax on payments received from our licensee, Takara. The income tax benefit for the 2002 periods relates to refunds of federal and state income taxes.

Liquidity and Capital Resources

     Cash and cash equivalents at June 30, 2003 consisted of $1.8 million in unrestricted cash and restricted cash of $1.2 million. Net cash used in operating activities was $7.3 million for the six months ended June 30, 2003, as compared to $6.9 million for the same period in 2002. The change was due primarily to a greater decrease in deferred revenues and an increase in accounts receivable in 2003 as compared to a decrease in 2002, partially offset by the higher net loss in 2002 than in 2003, as adjusted for the impact of non-cash expenses, losses and gains. The amount of net cash used in operating activities differed from the 2003 net loss due primarily to the decrease in deferred revenues, partially offset by the adjustment for non-cash items, primarily depreciation and amortization expenses and the impact of our pro rata share of the net loss of Axaron. The amount of net cash used in operating activities differed from the 2002 net loss due primarily to the adjustment for non-cash items, primarily depreciation and amortization expenses and the impact of our pro rata share of the net loss of Axaron, partially offset by a decrease in deferred revenues and the adjustment for the non-cash gain on the sale of the antisense program in 2002.

     Net cash used in investing activities of $0.2 million for the six-month period in 2003 was due to expenditures for capital equipment. Net cash used in investing activities of $1.9 million for the six-month period in 2002 was due primarily to purchases of short-term investments, expenditures on capital equipment, partially offset by proceeds from the sale of equity securities.

     Net cash used in financing activities of $1.2 million for the six months ended June 30, 2003 was due primarily to the repayment of principal under equipment-related debt. Net cash provided by financing activities of $20.1 million during the 2002 six-month period related primarily to the issuance of common stock pursuant to a common stock purchase agreement between Lynx and certain investors, partially offset by the repayment of principal under equipment-related debt.

     In October 2002, we entered into a loan and security agreement with a financial institution, Comerica Bank-California, for an equipment line of credit of up to $2.0 million with a draw-down period of one year. Under the initial advance, we drew down $1.6 million in November 2002 related to the purchase of equipment made in previous periods. We granted Comerica Bank-California a security interest in all items we financed under this agreement. The initial advance under the loan to finance the purchase of equipment made in previous periods has a term of 24 months from the date of advance and bears interest at a rate of 7.25%. In May 2003, we renegotiated the terms of the agreement, which now require that we maintain a minimum cash balance of restricted cash and cash equivalents in an account at Comerica Bank-California of at least 110% of the principal balance under loans outstanding under this agreement until Comerica Bank-California receives payment in full of all outstanding obligations. As of June 30, 2003, the balance of restricted cash was approximately $1.2 million. As of June 30, 2003, the principal balance under loans outstanding under this agreement was $1.1 million. We believe that we are in compliance with all terms of the loan agreement.

     In late 1998, we entered into a financing agreement with a financial institution, Transamerica Business Credit Corporation, under which we drew down $4.8 million during 1999 for the purchase of equipment and certain other capital expenditures. We granted the lender a security interest in all items financed by it under this agreement. Each draw down under the loan has a term of 48 months from the date of the draw down. As of June 30, 2003, the principal balance under loans outstanding under this agreement was $1.1 million. The draw down period under the agreement expired on March 31, 2000.

     We plan to use available funds for ongoing commercial and research and development activities, working capital and other general corporate purposes and capital expenditures. We expect capital investments during the remainder of 2003 will be less than $1.0 million and will be comprised primarily of expenditures for capital equipment required in the normal course of business. We intend to invest our excess cash in investment-grade, interest-bearing securities.

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

     We have experienced operating losses since our inception of $105.7 million, including a net loss of $2.9 million for the quarter and $6.8 million for the six months ended June 30, 2003. Net losses may continue for at least the next several years as we proceed with the commercialization and additional development of our technologies. The size of these losses will depend on the rate of growth, if any, in our revenues and on the level of our expenses. As of June 30, 2003, our cash and cash equivalents were $3.0 million, including restricted cash of $1.2 million, and our accounts receivable were $1.2 million. In July 2003, we received a cash payment of approximately $3.0 million from Takara Bio Inc. related to an amendment of our existing collaboration with the company and the sale of three MPSS instruments. Depending on the success of our commercial efforts, we may require additional funding to continue our business activities for at least the next twelve months. We will be considering various options, which include securing additional equity financing and obtaining new collaborators and customers. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. If we require additional financing, there can be no assurance that it will be available on satisfactory terms, or at all. If we are unable to secure additional financing on reasonable terms, or are unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, we may be forced to take substantial restructuring actions, which may include significantly reducing our anticipated level of expenditures, the sale of some or all of our assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or we will not be able to fund operations.

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

     We have incurred net losses each year since our inception in 1992, including net losses of approximately $15.5 million in 2002, $16.7 million in 2001 and $13.3 million in 2000. As of June 30, 2003, we had an accumulated deficit of approximately $105.7 million. Net losses may continue for at least the next several years. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses. Our research and development expenditures and general and administrative costs have exceeded our revenues to date. Research and development expenses may increase due to spending for ongoing technology development and implementation, as well as new applications. We will need to generate significant additional revenues to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain profitability.

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

     As of June 30, 2003, our cash and cash equivalents consisted of $1.8 million in unrestricted cash and restricted cash of $1.2 million, and our accounts receivable were $1.2 million. In July 2003, we received a cash payment of approximately $3.0 million from Takara Bio Inc. related to an amendment of our existing collaboration with Takara and the sale of three MPSS instruments. Depending on the success of our commercial efforts, we may require additional funding to continue our business activities for at least the next twelve months. We will be considering various options, which include securing additional equity financing and obtaining new collaborators and customers. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. If we require additional financing, there can be no assurance that it will be available on satisfactory terms, or at all. If we are unable to secure additional financing on reasonable terms, or are unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, we may be forced to take substantial restructuring actions, which may include significantly reducing our anticipated level of expenditures, the sale of some or all of our assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or we will not be able to fund operations.

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

	Six Months Ended June 30,		Year Ended December 31,
	2003	2002	2002

E.I. DuPont de Nemours and Company	31%	25%	32%
BASF AG	24%	6%	11%
Takara Bio Inc.	18%	13%	16%
Bayer CropScience	10%	11%	14%
Geron Corporation	—	33%	15%

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

     We face, and will continue to face, competition from pharmaceutical, biotechnology and agricultural companies, as well as academic research institutions, clinical reference laboratories and government agencies. Some of our competitors, such as Affymetrix, Inc., Celera Genomics Group, Incyte Genomics, Inc., Gene Logic, Inc., and Genome Therapeutics Corporation may be:

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

     We believe that the market price of our common stock will remain highly volatile and may fluctuate significantly due to a number of factors. The market prices for securities of many publicly-held, early-stage biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. For example, during the two-year period from July 2, 2001 to June 30, 2003, the closing sales price of our common stock as quoted on the Nasdaq National Market from July 2, 2001 to May 21, 2003 and on the Nasdaq SmallCap Market from May 22, 2003 to June 30, 2003 fluctuated from a low of $1.61 to a high of $53.32 per share. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The following factors and events may have a significant and adverse impact on the market price of our common stock:

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

Our securities have been transferred from the Nasdaq National Market to the Nasdaq SmallCap Market, which has subjected us to various statutory requirements and may have adversely affected the liquidity of our common stock, and a failure by us to meet the listing maintenance standards of the Nasdaq SmallCap Market could result in delisting from the Nasdaq SmallCap Market.

     Effective May 22, 2003, a Nasdaq Qualifications Panel terminated our Nasdaq National Market Listing and transferred our securities to the Nasdaq SmallCap Market. In order to maintain the listing of our securities on the Nasdaq SmallCap Market, we must be able to demonstrate compliance with all applicable listing maintenance requirements. In the event we are unable to do so, our securities will be delisted from the Nasdaq Stock Market.

     With our securities listed on the Nasdaq SmallCap Market, we face a variety of legal and other consequences that will likely negatively affect our business including, without limitation, the following:

•	we may have lost our exemption from the provisions of Section 2115 of the California Corporations Code, which imposes aspects of California corporate law on certain non-California corporations operating within California. As a result, (i) our stockholders may be entitled to cumulative voting and (ii) we may be subject to more stringent stockholder approval requirements and more stockholder-favorable dissenters’ rights in connection with certain strategic transactions;

•	the state securities law exemptions available to us are more limited, and, as a result, future issuances of our securities may require time-consuming and costly registration statements and qualifications;

•	due to the application of different securities law exemptions and provisions, we have been required to amend our stock option plan, suspend our stock purchase plan and must comply with time-consuming and costly administrative procedures;

•	the coverage of Lynx by securities analysts may decrease or cease entirely; and

•	we may lose current or potential investors.

     In addition, we are required to satisfy various listing maintenance standards for our common stock to be quoted on the Nasdaq SmallCap Market. If we fail to meet such standards, our common stock would likely be delisted from the Nasdaq SmallCap Market and trade on the over-the-counter bulletin board, commonly referred to as the “pink sheets.” This alternative is generally considered to be a less efficient market and would seriously impair the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which could materially harm our business.

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

Foreign Currency Rate Fluctuations

     The functional currency for our German subsidiary is the Euro. Our German subsidiary’s accounts are translated from the Euro to the U.S. dollar using the current exchange rate in effect at the balance sheet date for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity, and to date, have not been material. Our German subsidiary conducts its business primarily in Euros. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our German subsidiary or transactions with our European collaborators and customers.

Item 4. Controls and Procedures

     Based on their evaluation as of June 30, 2003, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

     There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Our management, including the chief financial officer and chief executive officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation as of June 30, 2003, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure controls and procedures were met.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     At Lynx’s 2003 Annual Meeting of Stockholders held on May 22, 2003, Lynx Stockholders voted on the following matters:

Proposal I — The following nine directors were each elected for a one-year term expiring at Lynx’s 2004 Annual Meeting of Stockholders:

Nominee	Votes For	Votes Withheld

Craig C. Taylor	3,331,727	132,978
Kevin P. Corcoran	3,305,811	158,894
Sydney Brenner, M.B., D. Phil.	3,333,336	131,369
Leroy Hood, M.D., Ph.D.	3,333,321	131,384
James C. Kitch	3,331,766	132,939
Marc D. Kozin	3,412,494	52,211
James V. Mitchell	3,413,098	51,607
David C. U’Prichard, Ph.D.	3,412,473	52,232
Richard P. Woychik, Ph.D.	3,332,960	131,745

Proposal II — Approval of the Company’s 1992 Stock Option Plan, as amended, to increase the aggregate number of shares of common stock authorized for issuance under such plan by 200,000 shares:

FOR	AGAINST	ABSTAIN	NO VOTE

1,785,377	180,936	3,993	1,494,399

Proposal III — Approval of the Company’s 1998 Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of common stock authorized for issuance under such plan by 75,000 shares:

FOR	AGAINST	ABSTAIN	NO VOTE

1,899,777	67,903	2,626	1,494,399

Proposal IV — Approval of future sales of common stock to Takara Bio, Inc. under the Collaboration Agreement, dated October 1, 2000, as amended:

FOR	AGAINST	ABSTAIN	NO VOTE

1,289,466	48,351	632,489	1,494,399

Proposal V — Ratification of the selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 2003:

FOR	AGAINST	ABSTAIN

3,420,625	42,595	1,485

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K.

a)	Exhibits — The following documents are filed as Exhibits to this report:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the year ended December 31, 2002.

3.2	Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Company’s Statement Form 10 (File No. 0-22570), as amended.

10.34.1+	First Amendment to Loan and Security Agreement, dated as of May 13, 2003, by and between the Company and Comerica Bank-California.

10.38	The Company’s 1992 Stock Option Plan, as amended.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

b)	Reports on Form 8-K.

A Current Report on Form 8-K was filed on May 15, 2003 describing and furnishing the press release announcing our financial results for the quarter ended March 31, 2003.

A Current Report on Form 8-K was filed on May 22, 2003 describing and furnishing the press release announcing the Company’s transfer to the Nasdaq SmallCap Market.

*	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Lynx Therapeutics, Inc. under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

(+)	Confidential treatment requested as to specific portions of this agreement, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYNX THERAPEUTICS, INC.

/s/ Kevin P. Corcoran

	By:	Kevin P. Corcoran President and Chief Executive Officer
Date: August 13, 2003

/s/ Edward C. Albini

	By:	Edward C. Albini Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 13, 2003

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the year ended December 31, 2002.

3.2	Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Company’s Statement Form 10 (File No. 0-22570), as amended.

10.34.1+	First Amendment to Loan and Security Agreement, dated as of May 13, 2003, by and between the Company and Comerica Bank-California.

10.38	The Company’s 1992 Stock Option Plan, as amended.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Lynx Therapeutics, Inc. under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

(+)	Confidential treatment requested as to specific portions of this agreement, which portions are omitted and filed separately with the Securities and Exchange Commission.