Form 10-K/A
period 2002-12-31
LYNX THERAPEUTICS INC
filed 2003-10-01
CIK 913275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Lynx Therapeutics, Inc. is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 28, 2003, solely for the purpose of amending and restating certain portions of its Annual Report on Form 10-K. Each of the following sections of the Annual Report is amended and restated in its entirety, and current as of October 1, 2003:

Part 1, Item 1. “Business – Business Risks – We will need additional funds in the future, which may not be available to us”;

Part 2, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”;

Part 2, Item 8. “Consolidated Financial Statements and Supplementary Data – Report of Ernst & Young LLP”;

Part 2, Item 8. “Consolidated Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies and Basis of Presentation – Business and Basis of Presentation”; and

Part 2, Item 8. “Consolidated Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 18. Liquidity”.

In addition, we have filed the following exhibits herewith:

23.1	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

Except as specifically indicated herein, no other information included in the Annual Report on Form 10-K is amended by this Amendment No. 1 on Form 10-K/A.

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

1.

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

2.

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

3.

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

4.

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

5.

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

6.

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

7.

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

8.

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

9.

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

10.

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

   We have experienced losses since our inception, including a net loss for the six months ended June 30, 2003. Net losses may continue for at least the next several years as we proceed with the commercialization and additional development of our technologies. The size of these losses will depend on the rate of growth, if any, in our revenues and on the level of our expenses. Our cash and cash equivalents have decreased from the $11.7 million as of December 31, 2002. As of June 30, 2003, our cash and cash equivalents consisted of $1.8 million in unrestricted cash and restricted cash of $1.2 million. In July 2003, we received a cash payment of approximately $3.0 million from Takara Bio Inc. related to an amendment of our existing collaboration with Takara and the sale of three MPSS instruments. In September 2003, we completed a private placement of common stock and warrants to purchase common stock, resulting in net proceeds to us of approximately $3 million. We will require additional funding to continue our business activities through at least December 31, 2004, and believe that sufficient funding will be available to meet our projected operating and capital requirements through December 31, 2004. We are considering various options, which include securing additional equity financing and obtaining new collaborators and customers. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. If we require additional financing, there can be no assurance that it will be available on satisfactory terms, or at all. If we are unable to secure additional financing on reasonable terms, or are unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, we will be forced to take substantial restructuring actions, which may include significantly reducing our anticipated level of expenditures, the sale of some or all of our assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or we will not be able to fund operations.

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

11.

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

12.

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

13.

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

14.

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

15.

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

16.

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

17.

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

18.

PART II

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

19.

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

20.

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

21.

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

22.

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

23.

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

24.

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

     Our contractual obligations for the next five years and thereafter are as follows:

	Principal Payments Due by Period

	Less than 1
Contractual Obligations (1)	year	1-3 Years	4-5 Years	After 5 Years	Total

	(in thousands)
Operating leases	$3,039	$8,225	$5,564	$—	$16,828
Equipment loans	2,250	1,093	—	—	3,343

Total contractual cash obligations	$5,289	$9,318	$5,564	$—	$20,171

(1)	This table does not include any payment obligations under license agreements as the timing and likelihood of such payments are not known.

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

25.

ability to establish and maintain customer, collaborative and license agreements; costs of protecting intellectual property rights; legal and administrative costs; additional facilities capacity needs, and the availability of alternate methods of financing.

     We have experienced losses since our inception, including a net loss of $15.5 million for the year ended December 31, 2002 and a net loss for the six months ended June 30, 2003. Net losses may continue for at least the next several years as Lynx proceeds with the commercialization and additional development of our technologies. The size of these losses will depend on the rate of growth, if any, in our revenues and on the level of our expenses. Our cash and cash equivalents have decreased from the $11.7 million as of December 31, 2002. As of June 30, 2003, our cash and cash equivalents consisted of $1.8 million in unrestricted cash and restricted cash of $1.2 million. In July 2003, we received a cash payment of approximately $3.0 million from Takara Bio Inc. related to an amendment of our existing collaboration with Takara and the sale of three MPSS instruments. In September 2003, we completed a private placement of common stock and warrants to purchase common stock, resulting in net proceeds to us of approximately $3 million. We believe that our current cash and cash equivalents and funding anticipated to be received from customers, collaborators and licensees will enable us to maintain our operations through at least December 31, 2003. Changes to our current operating plan may require us to consume available capital resources significantly sooner than we expect. We will require additional funding to continue our business activities through at least December 31, 2004, and believe that sufficient funding will be available to meet our projected operating and capital requirements through December 31, 2004. We are considering various options, which include securing additional equity financing and obtaining new collaborators and customers. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. If we require additional financing, there can be no assurance that it will be available on satisfactory terms, or at all. If we are unable to secure additional financing on reasonable terms, or are unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, we will be forced to take substantial restructuring actions, which may include significantly reducing our anticipated level of expenditures, the sale of some or all of our assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or we will not be able to fund operations.

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

26.

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

Item 8. Consolidated Financial Statements and Supplementary Data

27.

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

     Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated February 7, 2003, the Company, as discussed in Note 18, has experienced a decrease in its cash and cash equivalents and continues to incur substantial operating losses that adversely affect the Company’s liquidity. Note 18 describes management’s plans to address these issues.

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

Palo Alto, California February 7, 2003, except for Note 18, as to which the date is September 25, 2003

28.

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

29.

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

See accompanying notes.

30.

LYNX THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

			Notes		Accumulated
	Common Stock		Receivable		Other		Total
			from	Deferred	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Stockholders	Compensation	Income (Loss)	Deficit	Equity

Balance at January 1, 2000	1,602,342	$74,606	$(293)	$(2,444)	$1,128	$(53,351)	$19,646

Comprehensive loss:
Net loss	—	—	—	—	—	(13,301)	(13,301)
Net unrealized loss on securities	—	—	—	—	(2,285)	—	(2,285)

Comprehensive loss	—	—	—	—	—	—	(15,586)
Net exercise of warrants	4,228	—	—	—	—	—	—
Employee stock purchase plan issuance	2,298	288	—	—	—	—	288
Exercise of stock options for cash and repayment of note receivable	25,449	843	30	—	—	—	873
Amortization of deferred compensation, including forfeitures	—	—	—	887	—	—	887
Consulting and service expense related to stock option grants	—	114	—	—	—	—	114

Balance at December 31, 2000	1,634,317	75,851	(263)	(1,557)	(1,157)	(66,652)	6,222
Comprehensive loss:
Net loss	—	—	—	—	—	(16,730)	(16,730)
Net unrealized gain on securities	—	—	—	—	2,296	—	2,296
Comprehensive loss	—	—	—	—	—	—	(14,434)
Employee stock purchase plan issuance	5,665	314	—	—	—	—	314
Exercise of stock options for cash and repayment of note receivable	31,122	458	13	—	—	—	471
Issuance of common stock in connection with private placements, net of issuance costs of $619	295,392	11,511	—	—	—	—	11,511
Amortization of deferred compensation, including forfeitures	—	(183)	—	813	—	—	630

Balance at December 31, 2001	1,966,496	87,951	(250)	(744)	1,139	(83,382)	4,714
Comprehensive loss:
Net loss	—	—	—	—	—	(15,531)	(15,531)
Net unrealized loss on securities	—	—	—	—	(1,139)	—	(1,139)

Comprehensive loss	—	—	—	—	—	—	(16,670)
Employee stock purchase plan issuance	10,489	143	—	—	—	—	143
Exercise of stock options for cash and repayment of note receivable	1,011	3	250	—	—	—	253

31.

			Notes		Accumulated
	Common Stock		Receivable		Other		Total
			from	Deferred	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Stockholders	Compensation	Income (Loss)	Deficit	Equity

Issuance of common stock in connection with private placements, net of issuance costs of $1,700	2,668,788	23,075	—	—	—	—	23,075
Amortization of deferred compensation, including forfeitures	—	(194)	—	735	—	—	541

Balance at December 31, 2002	4,646,784	$110,978	$—	$(9)	$—	$(98,913)	$12,056

See accompanying notes.

32.

LYNX THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities
Net loss	$(15,531)	$(16,730)	(13,301)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets and leasehold improvements	5,357	5,020	3,769
Issuance of stock options to non-employees in exchange for services	—	—	114
Amortization of deferred compensation	541	630	887
Forgiveness of principal and interest on loans	181	224	55
Pro-rata share of net loss of related party	2,522	—	—
Gain on sale of antisense business	(1,009)	(2,113)	(3,119)
Non-cash portion of gain from sale of technology assets	(1,586)	—	—
Loss on sale of equity investment	64	—	—
Loss on write down of equity investment	—	1,605	—
Changes in operating assets and liabilities
Accounts receivable	316	387	2,506
Inventory	688	150	—
Other current assets	183	(495)	(891)
Accounts payable	(1,075)	397	1,000
Accrued liabilities	97	(519)	396
Deferred revenues	(6,814)	(4,312)	(648)
Other non-current liabilities	(157)	374	272

Net cash provided by (used in) operating activities	(16,223)	(15,382)	(8,960)
Cash flows from investing activities
Purchases of short-term investments	(3,261)	(3,808)	(8,097)
Maturities of short-term investments	3,261	12,153	12,543
Proceeds from sale of equity securities	3,702	3,072	—
Leasehold improvements and equipment purchases, net of retirements and sale to licensee	(2,701)	(7,427)	(6,710)
Payments received on notes receivable from officers and employees	456	70	1
Investment in related party	—	(4,452)	—
Other assets	(11)	(40)	(64)

Net cash provided by (used in ) investing activities	1,446	(432)	(2,327)
Cash flows from financing activities
Issuance of common stock, net of repurchases	23,221	12,283	1,131
Proceeds from equipment loan	1,588	—	950
Repayment of equipment loan	(1,496)	(1,145)	(969)

Net cash provided by financing activities	23,313	11,138	1,112

Net increase (decrease) in cash and cash equivalents	8,536	(4,676)	(10,175)
Cash and cash equivalents at beginning of year	3,199	7,875	18,050

Cash and cash equivalents at end of year	$11,735	$3,199	7,875

Supplemental disclosures of cash flow information
Income taxes paid	$—	$—	110

Interest paid	$308	$399	128

Inex stock received	$—	$1,060	3,119

Geron stock received	$1,586	$—	—

See accompanying notes.

33.

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

     The Company’s consolidated financial statements have been presented on a basis that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses since its inception of $98.9 million, including a net loss of $15.5 million for the year ended December 31, 2002. Net losses may continue as Lynx proceeds with the commercialization and additional development of its technologies. The Company’s cash and cash equivalents were $11.7 million at December 31, 2002. Management believes that Lynx’s current cash and cash equivalents and funding anticipated to be received from customers, collaborators and licensees will be sufficient to enable the Company to meet its projected operating and capital requirements through at least December 31, 2003. Additionally, Lynx may seek additional financing, as needed, through arrangements with customers, collaborators and licensees and equity or debt offerings. There can be no assurance that additional financing, if required, will be available on satisfactory terms or at all. If the Company is unable to secure additional financing on reasonable terms, or is unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, management may be forced to take substantial restructuring actions, which may include significantly reducing the Company’s anticipated level of expenditures, the sale of some or all of the Company’s assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or it will not be able to fund operations. (See Note 18 for an updated discussion regarding the Company’s liquidity.)

     The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Lynx Therapeutics GmbH, formed under the laws of the Federal Republic of Germany. All significant intercompany balances and transactions have been eliminated. Certain amounts in prior periods have been reclassified to conform to the current year presentation.

     In January 2003, Lynx received stockholder approval for, and effected, a reverse stock split of the Company’s common stock at a ratio of 1-for-7 (the “reverse stock split”). As a result of the reverse stock split, each outstanding share of common stock automatically converted into one-seventh of a share of common stock, with the par value of each share of common stock remaining at one cent ($.01) per share. Accordingly, common stock share and per share amounts for all periods presented have been adjusted to reflect the impact of the reverse stock split.

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

34.

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

35.

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

36.

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

37.

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

38.

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

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141, Business Combinations (SFAS 141). SFAS 141 establishes new standards for accounting and reporting for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. Lynx adopted this statement during the first quarter of fiscal 2002, and the adoption did not have a material effect on the Company’s operating results or financial position.

     In July 2001, the FASB issued Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142), which supercedes APB Opinion No. 17, Intangible Assets. SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. Lynx adopted this statement during the first quarter of fiscal 2002, and the adoption did not have a material effect on the Company’s operating results or financial position.

     In August 2001, the FASB issued Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Lynx adopted this statement during the first quarter of fiscal 2002, and the adoption did not have a material effect on the Company’s operating results or financial position.

     In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of and is applicable to financial statements issued for fiscal years beginning after December 31, 2001 (January 2002 for calendar year-end companies) with transition provisions for certain matters. Lynx adopted this statement during the first quarter of fiscal 2002, and the adoption did not have a material effect on the Company’s operating results or financial position.

     In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 is effective for exit and disposal activities initiated after December 31, 2002. Lynx expects to adopt this statement during the first quarter of fiscal 2003, and Lynx does not believe that SFAS 146 will have a material effect on the Company’s operating results or financial position.

     In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor’s Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others. FIN No. 45 clarifies the guarantor’s requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees and requires the guarantor to recognize at the inception of a guarantee a liability for the fair value of the guarantee obligation. The provisions for the initial recognition and measurement of guarantees are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The accounting profession and regulatory

39.

agencies continue to discuss various provisions of this pronouncement with the objective of providing additional guidance on its application. These discussions and the issuance of any new interpretations, once finalized, could lead to an unanticipated impact on the Company’s future financial results. Therefore, although Lynx currently does not believe these provisions will have a material effect on the Company’s operating results or financial position, Lynx will continue to evaluate the impact of FIN 45.

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

2. Cash Equivalents and Short-term Investments

     The following is a summary of available-for-sale securities:

	Available-for-Sale Securities

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(in thousands)
December 31, 2002
Money market mutual funds	$9,179	$—	$—	$9,179

December 31, 2001
Equity securities	$1,171	$1,139	$—	$2,310
Money market mutual funds	2,703	—	—	2,703

	$3,874	$1,139	$—	$5,013

     As of December 31, 2002, there were no short-term investments. As of December 31, 2001, short-term investments consisted only of marketable equity securities.

3. Investment in and Transactions with Related Parties

Axaron Bioscience AG

     The Company holds an equity investment in Axaron Bioscience AG (“Axaron”) (See Note 4). As of December 31, 2002, Lynx held approximately a 40% ownership interest in Axaron and had the ability to exercise significant influence over Axaron’s operating and accounting policies. Lynx has accounted for the investment under the equity method in accordance with APB Opinion No. 108. Under the equity method, the Company records its pro-rata share of the income or losses of Axaron. Axaron is engaged in employing Lynx’s technologies in its neuroscience, toxicology and microbiology research programs. See Note 4 for further discussion of the joint venture.

     Summarized unaudited financial information of Axaron is as follows (in thousands):

40.

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

Other Transactions with Related Parties

     For legal services tendered during the calendar year ended December 31, 2002, Lynx paid approximately $471,000 to Cooley Godward LLP, Lynx’s counsel, of which, a director of Lynx, is a partner.

4. Collaborators, Customers and Licensees

BASF AG

     In October 1996, Lynx entered into an agreement with BASF AG, as amended in October 1998, to provide BASF with nonexclusive access to certain of the Company’s genomics discovery services. In connection with certain technology development accomplishments, BASF paid Lynx a technology access fee of $4.5 million in the fourth quarter of 1999. BASF’s access to Lynx’s genomics discovery services is for a minimum of two years and requires BASF to purchase services at a minimum rate of $4.0 million per year. At the end of the initial two-year service period in the fourth quarter of 2001, BASF exercised its right to carryover for an additional two-year period to the fourth quarter of 2003, a certain level of previously unrequested genomics discovery services. BASF paid Lynx $4.0 million in each of the fourth quarters of 1999 and 2000 for genomics discovery services to be performed by Lynx.

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

41.

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

42.

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

43.

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

10. Stockholders’ Equity

Common Stock

44.

     In January 2003, Lynx received stockholder approval for, and effected, a reverse stock split of the Company’s common stock at a ratio of 1-for-7 (the “reverse stock split”). As a result of the reverse stock split, each outstanding share of common stock automatically converted into one-seventh of a share of common stock, with the par value of each share of common stock remaining at one cent ($.01) per share. Accordingly, common stock share and per share amounts for all periods presented have been adjusted to reflect the impact of the reverse stock split.

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

45.

     In December 1997, Lynx’s board of directors (the “Board”) approved the commencement of vesting of certain performance-based stock options that had been granted to certain employees prior to the merger between Spectragen and Lynx. In connection with this action, Lynx recognized deferred compensation of $4.1 million representing the difference between the exercise price of the options and the fair market value of the Company’s common stock at the time of the December 1997 approval. The deferred compensation has been charged to expense over the period beginning December 1997, through the end of the five-year vesting period.

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

46.

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

47.

Preferred Stock

     Under Lynx’s certificate of incorporation, the Board has the authority, without further action by the holders of Lynx’s common stock, to issue 2,000,000 additional shares of preferred stock from time to time in series and with preferences and rights as it may designate. These preferences and rights may be superior to those of the holders of Lynx’s common stock. For example, the holders of preferred stock may be given a preference in payment upon Lynx’s liquidation or for the payment or accumulation of dividends before any distributions are made to the holders of common stock.

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

     In the accompanying statements of operations, “Loss before provision for income taxes” includes the following components for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	Year Ended December 31,

	2002	2001	2000

Domestic	$(14,426)	$(15,705)	$(12,071)
Foreign	(1,203)	(944)	(730)

	$(15,629)	$(16,649)	$(12,801)

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,

	2002	2001	2000

Current:
Federal	—	—	—
State	$(38)	—	—
Alternative Minimum	(270)	—	—
Taxes	—	—	—
Foreign	210	81	500

Total Current	$(98)	$81	$500

48.

	Year Ended December 31,

	2002	2001	2000

Deferred:
Federal	—	—	—
State	—	—	—

Total Deferred	—	—	—
Total provision (benefit)	$(98)	$81	$500

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

49.

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

50.

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

51.

     Net loss per share amounts have been restated to reflect the effect of a 1-for-7 reverse split of Lynx’s common stock effected on January 15, 2003. Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters may not be equal to the full year net loss per share amounts.

17. Subsequent Events

     In January 2003, Lynx announced a reduction of approximately 25% of our workforce, or 32 people. The groups affected primarily by this action include research and development personnel based at Lynx Therapeutics GmbH in Germany and those working in the Company’s proteomics group in California. The workforce reduction is intended to further focus Lynx’s financial and human resources on expanding the commercial use of MPSS.

18. Liquidity

     We have experienced losses since our inception, including a net loss for the six months ended June 30, 2003. Net losses may continue for at least the next several years as we proceed with the commercialization and additional development of our technologies. The size of these losses will depend on the rate of growth, if any, in our revenues and on the level of our expenses. Our cash and cash equivalents have decreased from the $11.7 million as of December 31, 2002. As of June 30, 2003, our cash and cash equivalents consisted of $1.8 million in unrestricted cash and restricted cash of $1.2 million. In July 2003, we received a cash payment of approximately $3.0 million from Takara Bio Inc. related to an amendment of our existing collaboration with Takara and the sale of three MPSS instruments. In September 2003, we completed a private placement of common stock and warrants to purchase common stock, resulting in net proceeds to us of approximately $3 million. We will require additional funding to continue our business activities through at least December 31, 2004, and believe that sufficient funding will be available to meet our projected operating and capital requirements through December 31, 2004. We are considering various options, which include securing additional equity financing and obtaining new collaborators and customers. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. If we require additional financing, there can be no assurance that it will be available on satisfactory terms, or at all. If we are unable to secure additional financing on reasonable terms, or are unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, we will be forced to take substantial restructuring actions, which may include significantly reducing our anticipated level of expenditures, the sale of some or all of our assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or we will not be able to fund operations.

52.

PART IV

Item 15. Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)	Financial Statements, Schedules and Exhibits

(1)	The following index, Report of Ernst & Young LLP, Independent Auditors, and financial statements set forth on pages 28 through 34 of this report are being filed as part of this report:

(i)	Report of Ernst & Young LLP, Independent Auditors.

(ii)	Consolidated Balance Sheets as of December 31, 2002 and 2001.

(iii)	Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

(iv)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000.

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

(vi)	Notes to Consolidated Financial Statements.

(2)	All schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statement or notes thereto.

(3)	The following documents are being filed as part of this report:

Exhibit No.	Description of Document

2.1	Acquisition Agreement, dated as of February 4, 1998, by and between the Company and Inex Pharmaceuticals Corporation, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 24, 1998.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the period ended December 31, 2002.

3.2	Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Company’s Statement Form 10 (File No. 0-22570), as amended (see the “Statement Form 10”).

10.1	Form of Indemnity Agreement entered into between the Company and its directors and officers, incorporated by reference to Exhibit 10.7 of the Company’s Statement Form 10.

10.2**	The Company’s 1992 Stock Option Plan (the “Stock Option Plan”), incorporated by reference to Exhibit 10.8 of the Company’s Statement Form 10.

10.3**	Form of Incentive Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.9 of the Company’s Statement Form 10.

10.4**	Form of Nonstatutory Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.10 of the Company’s Statement Form 10.

10.5	Agreement of Assignment and License of Intellectual Property Rights, dated June 30, 1992, by and between the Company and ABI, incorporated by reference to Exhibit 10.11 of the Company’s Statement Form 10.

53.

Exhibit No.	Description of Document

10.6	Amended and Restated Investor Rights Agreement, dated as of November 1, 1995, incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K for the period ended December 31, 1995.

10.7+	Technology Development and Services Agreement, dated as of October 2, 1995, by and among the Company, Hoechst Aktiengesellschaft and its subsidiary, Hoechst Marion Roussel, Inc., incorporated by reference to Exhibit 10.28 of the Company’s Form 10-K for the period ended December 31, 1995.

10.7.1+	Amended and Restated First Amendment to Technology Development and Services Agreement, dated May 1, 1998, by and between the Company and Hoechst Marion Roussel, Inc., incorporated by reference to Exhibit 10.36 of the Company’s Form 10-Q for the period ended June 30, 1998.

10.7.2+	Second Amendment to Technology Development and Services Agreement, dated March 1, 1999, by and among the Company, Hoechst Marion Roussel, Inc. and its affiliate Hoechst Schering AgrEvo GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.7.3+	Third Amendment to Technology Development and Services Agreement, dated December 20, 1999, by and among the Company, Aventis Pharmaceutical Inc. and its affiliate Aventis CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.7.4+	Fourth Amendment to Technology Development and Services Agreement, dated March 31, 2002, by and between the Company and Aventis CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended March 31, 2002.

10.7.5+	Fifth Amendment to Technology Development and Services Agreement, dated as of September 30, 2002, by and between the Company and Bayer CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002.

10.10	Lease, dated as of February 27, 1998, by and between the Company and SimFirst, L.P., Limited Partnership, incorporated by reference to Exhibit 10.35 of the Company’s Form 10-Q for the period ended March 31, 1998.

10.11**	The Company’s 1998 Employee Stock Purchase Plan (the “Purchase Plan”), incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 (File No. 333-59163).

10.12+	Research Collaboration Agreement, dated as of October 29, 1998, by and between the Company and E.I. Dupont de Nemours and Co., incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.12.1+	Letter Amendment, dated March 1, 2002, to Research Collaboration Agreement by and between the Company and E.I. DuPont De Nemours and Co., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended March 31, 2002.

10.13	Master Loan and Security Agreement, dated as of October 26, 1998, by and between the Company and Transamerica Business Credit Corporation, incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.14	Promissory Note No. 7, dated as of September 29, 2000, issued by the Company to Transamerica Business Credit Corporation, incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.15+	Collaboration Agreement, dated as of September 30, 1999, by and between the Company and Hoechst Schering AgrEvo GmbH, incorporated by reference to Exhibit 10.16

10.16**	Employment Agreement, dated as of October 18, 1999, by and between the Company and Norman John Wilkie Russell, Ph.D., incorporated by reference to Exhibit 10.13 of the Company’s Form 10-Q for the period ended September 30, 1999.

10.17+	Collaboration Agreement, dated as of October 1, 2000, by and between the Company and Takara Shuzo Co., Ltd. incorporated by reference to Exhibit 10.18 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.17.1+	Amendment No. 1 to Collaboration Agreement, dated December 19, 2002, by and between the Company and Takara Bio Inc., incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the period ended December 31, 2002.

54.

Exhibit No.	Description of Document

10.18	Securities Purchase Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.

10.19	Registration Rights Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.

10.20	Form of Warrant issued by the Company in favor of each investor thereto, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.

10.21+	Joint Venture Agreement, dated as of June 29, 2001, by and between the Company and BASF Aktiengesellschaft, incorporated by reference to Exhibit 10.18 of the Company’s Form 10-Q for the period ended June 30, 2001.

10.22+	First Amendment to Joint Venture Agreement, by and between the Company and BASF Aktiengesellschaft, dated as of August 14, 2001, incorporated by reference to Exhibit 10.22.2 of the Company’s Form 10-Q for the period ended September 30, 2001.

10.23+	Technology License Agreement, dated as of June 1, 2001, by and between the Company and BASF-LYNX Bioscience AG, incorporated by reference to Exhibit 10.19 of the Company’s Form 10-Q for the period ended June 30, 2001.

10.24	Common Stock Purchase Agreement, by and between the Company and Takara Shuzo Co., Ltd., dated as of October 1, 2001, incorporated by reference to Exhibit 10.24 of the Company’s Form 10-Q for the period ended September 30, 2001.

10.25+	Purchase Agreement, dated as of March 5, 2002, by and between Geron Corporation and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 18, 2002.

10.26+	Common Stock Purchase Agreement, dated as of March 5, 2002, by and between Geron Corporation and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on From 8-K filed on March 18, 2002.

10.27	Form of Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002.

10.28	Form of Registration Rights Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002.

10.29	Form of Warrant issued by the Company in favor or each investor party to the Securities Purchase Agreement and Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002.

10.30**	Employment Agreement, dated as of June 3, 2002, by and between the Company and Kevin P. Corcoran, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2002.

10.31**	Employment Agreement, dated as of June 10, 2002, by and between the Company and Thomas J. Vasicek, Ph.D., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2002.

10.32**	Letter Agreement, dated as of July 9, 2002, by and between the Company and Norman John Wilkie Russell, Ph.D., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2002.

10.33	Common Stock Purchase Agreement, dated as of September 25, 2002, by and between the Company and Takara Shuzo Co., Ltd., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002.

10.34	Loan and Security Agreement, dated October 23, 2002, by and between the Company and Comerica Bank-California, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002.

55.

Exhibit No.	Description of Document

10.35	Common Stock Purchase Agreement, dated as of December 26, 2002, by and between the Company and Takara Shuzo Co., Ltd., incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the period ended December 31, 2002.

21.1	Subsidiaries of the Company. Previously filed.

23.1*	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney. Previously filed.

31.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*++	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Being filed herewith; all other exhibits previously filed.

**	Management contract or compensatory plan or arrangement.

(+)	Portions of this agreement have been deleted pursuant to our request for confidential treatment.

(++)	This certification “accompanies” the Annual Report on Form 10-K/A to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Lynx Therapeutics, Inc. under the Securities Act or the Exchange Act (whether made before or after the date of the Annual Report on Form 10-K/A), irrespective of any general incorporation language contained in such filing.

(b) Reports on Form 8-K

None.

56.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on October 1, 2003.

LYNX THERAPEUTICS, INC.

By:	/s/ Kevin P. Corcoran

Kevin P. Corcoran
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin P. Corcoran Kevin P. Corcoran	President, Chief Executive Officer and Director (Principal Executive Officer)	October 1, 2003

* Craig C. Taylor	Chairman of the Board	October 1, 2003

/s/ Edward C. Albini Edward C. Albini	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	October 1, 2003

* Sydney Brenner	Director	October 1, 2003

* Leroy Hood	Director	October 1, 2003

* James C. Kitch	Director	October 1, 2003

* Marc D. Kozin	Director	October 1, 2003

* David C. U’ Prichard	Director	October 1, 2003

* Richard P. Woychik	Director	October 1, 2003

James V. Mitchell	Director	October , 2003

* By:	/s/ Edward C. Albini

EDWARD C. ALBINI
ATTORNEY-IN-FACT

57.

EXHIBIT INDEX

Exhibit
No.	Description of Document

2.1	Acquisition Agreement, dated as of February 4, 1998, by and between the Company and Inex Pharmaceuticals Corporation, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 24, 1998.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the period ended December 31, 2002.

3.2	Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Company’s Statement Form 10 (File No. 0-22570), as amended (see the “Statement Form 10”).

10.1	Form of Indemnity Agreement entered into between the Company and its directors and officers, incorporated by reference to Exhibit 10.7 of the Company’s Statement Form 10.

10.2**	The Company’s 1992 Stock Option Plan (the “Stock Option Plan”), incorporated by reference to Exhibit 10.8 of the Company’s Statement Form 10.

10.3**	Form of Incentive Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.9 of the Company’s Statement Form 10.

10.4**	Form of Nonstatutory Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.10 of the Company’s Statement Form 10.

10.5	Agreement of Assignment and License of Intellectual Property Rights, dated June 30, 1992, by and between the Company and ABI, incorporated by reference to Exhibit 10.11 of the Company’s Statement Form 10.

10.6	Amended and Restated Investor Rights Agreement, dated as of November 1, 1995, incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K for the period ended December 31, 1995.

10.7+	Technology Development and Services Agreement, dated as of October 2, 1995, by and among the Company, Hoechst Aktiengesellschaft and its subsidiary, Hoechst Marion Roussel, Inc., incorporated by reference to Exhibit 10.28 of the Company’s Form 10-K for the period ended December 31, 1995.

10.7.1+	Amended and Restated First Amendment to Technology Development and Services Agreement, dated May 1, 1998, by and between the Company and Hoechst Marion Roussel, Inc., incorporated by reference to Exhibit 10.36 of the Company’s Form 10-Q for the period ended June 30, 1998.

10.7.2+	Second Amendment to Technology Development and Services Agreement, dated March 1, 1999, by and among the Company, Hoechst Marion Roussel, Inc. and its affiliate Hoechst Schering AgrEvo GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.7.3+	Third Amendment to Technology Development and Services Agreement, dated December 20, 1999, by and among the Company, Aventis Pharmaceutical Inc. and its affiliate Aventis CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.7.4+	Fourth Amendment to Technology Development and Services Agreement, dated March 31, 2002, by and between the Company and Aventis CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended March 31, 2002.

10.7.5+	Fifth Amendment to Technology Development and Services Agreement, dated as of September 30, 2002, by and between the Company and Bayer CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002.

Exhibit
No.	Description of Document

10.10	Lease, dated as of February 27, 1998, by and between the Company and SimFirst, L.P., Limited Partnership, incorporated by reference to Exhibit 10.35 of the Company’s Form 10-Q for the period ended March 31, 1998.

10.11**	The Company’s 1998 Employee Stock Purchase Plan (the “Purchase Plan”), incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 (File No. 333-59163).

10.12+	Research Collaboration Agreement, dated as of October 29, 1998, by and between the Company and E.I. Dupont de Nemours and Co., incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.12.1+	Letter Amendment, dated March 1, 2002, to Research Collaboration Agreement by and between the Company and E.I. DuPont De Nemours and Co., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended March 31, 2002.

10.13	Master Loan and Security Agreement, dated as of October 26, 1998, by and between the Company and Transamerica Business Credit Corporation, incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.14	Promissory Note No. 7, dated as of September 29, 2000, issued by the Company to Transamerica Business Credit Corporation, incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.15+	Collaboration Agreement, dated as of September 30, 1999, by and between the Company and Hoechst Schering AgrEvo GmbH, incorporated by reference to Exhibit 10.16.

10.16**	Employment Agreement, dated as of October 18, 1999, by and between the Company and Norman John Wilkie Russell, Ph.D., incorporated by reference to Exhibit 10.13 of the Company’s Form 10-Q for the period ended September 30, 1999.

10.17+	Collaboration Agreement, dated as of October 1, 2000, by and between the Company and Takara Shuzo Co., Ltd. incorporated by reference to Exhibit 10.18 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.17.1+	Amendment No. 1 to Collaboration Agreement, dated December 19, 2002, by and between the Company and Takara Bio Inc., incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the period ended December 31, 2002.

10.18	Securities Purchase Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.

10.19	Registration Rights Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.

10.20	Form of Warrant issued by the Company in favor of each investor thereto, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.

10.21+	Joint Venture Agreement, dated as of June 29, 2001, by and between the Company and BASF Aktiengesellschaft, incorporated by reference to Exhibit 10.18 of the Company’s Form 10-Q for the period ended June 30, 2001.

10.22+	First Amendment to Joint Venture Agreement, by and between the Company and BASF Aktiengesellschaft, dated as of August 14, 2001, incorporated by reference to Exhibit 10.22.2 of the Company’s Form 10-Q for the period ended September 30, 2001.

10.23+	Technology License Agreement, dated as of June 1, 2001, by and between the Company and BASF-LYNX Bioscience AG, incorporated by reference to Exhibit 10.19 of the Company’s Form 10-Q for the period ended June 30, 2001.

10.24	Common Stock Purchase Agreement, by and between the Company and Takara Shuzo Co., Ltd., dated as of October 1, 2001, incorporated by reference to Exhibit 10.24 of the Company’s Form 10-Q for the period ended September 30, 2001.

Exhibit
No.	Description of Document

10.25+	Purchase Agreement, dated as of March 5, 2002, by and between Geron Corporation and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 18, 2002.

10.26+	Common Stock Purchase Agreement, dated as of March 5, 2002, by and between Geron Corporation and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on From 8-K filed on March 18, 2002.

10.27	Form of Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002.

10.28	Form of Registration Rights Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002.

10.29	Form of Warrant issued by the Company in favor or each investor party to the Securities Purchase Agreement and Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002.

10.30**	Employment Agreement, dated as of June 3, 2002, by and between the Company and Kevin P. Corcoran, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2002.

10.31**	Employment Agreement, dated as of June 10, 2002, by and between the Company and Thomas J. Vasicek, Ph.D., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2002.

10.32**	Letter Agreement, dated as of July 9, 2002, by and between the Company and Norman John Wilkie Russell, Ph.D., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2002.

10.33	Common Stock Purchase Agreement, dated as of September 25, 2002, by and between the Company and Takara Shuzo Co., Ltd., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002.

10.34	Loan and Security Agreement, dated October 23, 2002, by and between the Company and Comerica Bank-California, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002.

10.35	Common Stock Purchase Agreement, dated as of December 26, 2002, by and between the Company and Takara Shuzo Co., Ltd., incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the period ended December 31, 2002.

21.1	Subsidiaries of the Company. Previously filed.

23.1*	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney. Previously filed.

31.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*++	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Being filed herewith; all other exhibits previously filed.

**	Management contract or compensatory plan or arrangement.

(+)	Portions of this agreement have been deleted pursuant to our request for confidential treatment.

(++)	This certification “accompanies” the Annual Report on Form 10-K/A to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange

Commission and is not to be incorporated by reference into any filing of Lynx Therapeutics, Inc. under the Securities Act or the Exchange Act (whether made before or after the date of the Annual Report on Form 10-K/A), irrespective of any general incorporation language contained in such filing.