Form 10-Q
period 2003-09-30
LYNX THERAPEUTICS INC
filed 2003-11-13
CIK 913275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2003.

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
Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares of common stock outstanding as of November 3, 2003 was 5,399,245.

Lynx Therapeutics, Inc.

FORM 10-Q
For the Quarter Ended September 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Lynx Therapeutics, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2003	2002

	(unaudited)	(*)
Assets
Current Assets:
Cash and cash equivalents	$5,412	$11,735
Restricted cash	946	—
Accounts receivable	350	836
Inventory	905	1,030
Other current assets	579	714

Total current assets	8,192	14,315
Property and equipment:
Leasehold improvements	12,262	12,238
Laboratory and other equipment	21,831	22,972

	34,093	35,210
Less accumulated depreciation and amortization	(21,964)	(19,640)

Net property and equipment	12,129	15,570
Investment in related party	231	1,930
Other non-current assets	297	172

	$20,849	$31,987

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,067	$962
Accrued compensation	697	516
Deferred revenues	926	2,926
Equipment loans—current portion	1,411	2,250
Other accrued liabilities	240	604

Total current liabilities	4,341	7,258
Deferred revenues	5,478	10,634
Equipment loans, less current portion	160	1,093
Other non-current liabilities	927	946
Stockholders’ equity:
Common stock	113,872	110,978
Deferred compensation	—	(9)
Accumulated deficit	(103,929)	(98,913)

Total stockholders’ equity	9,943	12,056

	$20,849	$31,987

*The balance sheet amounts at December 31, 2002 have been derived from audited financial statements at that date but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Lynx Therapeutics, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net revenues:
Technology access and service fees	$7,046	$4,517	$14,233	$9,114
License fees from related party	190	190	570	570
Collaborative research and other	1,036	126	1,318	3,024

Total revenues	8,272	4,833	16,121	12,708

Operating costs and expenses:
Cost of services fees and other	1,518	1,170	3,619	1,905
Research and development	2,988	4,321	9,749	16,614
General and administrative	1,325	1,428	5,003	4,570
Restructuring charge for workforce reduction	—	—	292	530

Total operating costs and expenses	5,831	6,919	18,663	23,619

Income (loss) from operations	2,441	(2,086)	(2,542)	(10,911)
Equity in net income (loss) of related party	17	(997)	(1,699)	(2,505)
Interest expense, net	(5)	(83)	(133)	(207)
Other income (expense), net	(440)	(6)	(440)	905

Net income (loss) before provision for income taxes	2,013	(3,172)	(4,814)	(12,718)
Income tax provision (benefit)	200	102	202	(208)

Net income (loss)	1,813	(3,274)	(5,016)	(12,510)

Basic net income (loss) per share	0.39	(0.80)	(1.07)	(3.97)

Diluted net income (loss) per share	0.38	(0.80)	(1.07)	(3.97)

Shares used to compute basic net income (loss) per share	4,703	4,082	4,670	3,149

Shares used to compute diluted net income (loss) per share	4,815	4,082	4,670	3,149

See accompanying notes.

Lynx Therapeutics, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(5,016)	$(12,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets and leasehold improvements	2,672	3,324
Amortization of deferred compensation	9	612
Equity in net loss of related party	1,699	2,505
Gain on sale of antisense business	—	(1,008)
Loss on disposal of fixed assets	381	—
Cost of instruments sold	711	—
Changes in operating assets and liabilities:
Accounts receivable	486	(3)
Inventory	125	670
Other current assets	135	(168)
Accounts payable	105	(1,068)
Accrued liabilities	(183)	(283)
Deferred revenue	(7,156)	(4,965)
Other non-current liabilities	(19)	52

Net cash used in operating activities	(6,051)	(12,842)
Cash flows from investing activities:
Purchases of short-term investments	—	(3,261)
Maturities of short-term investments	—	1,811
Proceeds from sale of equity securities	—	2,180
Leasehold improvements and equipment purchases	(584)	(1,470)
Proceeds from disposal of fixed assets	136	—
Payments received on notes receivable from officers and employees	—	626

Net cash used in investing activities	(448)	(114)
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	2,894	22,030
Repayment of equipment loan	(1,772)	(1,039)

Net cash provided by financing activities	1,122	20,991

Net increase (decrease) in cash and cash equivalents	(5,377)	8,035
Cash and cash equivalents at beginning of period	11,735	3,199

Cash, cash equivalents and restricted cash at end of period	$6,358	$11,234

Supplemental cash flow information:
Cash paid during the period for income taxes	$202	$102

Cash paid during the period for interest	$177	$236

See accompanying notes.

Lynx Therapeutics, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

1. Nature of Business

     We believe that Lynx Therapeutics, Inc. (“Lynx” or the “Company”) is a leader in the development and application of novel genomics analysis solutions that provide comprehensive and quantitative digital gene expression information important to modern systems biology research in the pharmaceutical, biotechnology and agricultural industries. These solutions are based on Megaclone and Massively Parallel Signature Sequencing, or MPSS™, Lynx’s unique and proprietary cloning and sequencing technologies. Gene expression refers to the number of genes and the extent a cell or tissue expresses those genes, and represents a way to move beyond DNA sequence data to understand the function of genes, the proteins that they encode and the role they play in health and disease. Systems biology is an approach in which researchers seek to gain a complete molecular understanding of biological systems in health and disease.

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

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lynx without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”). Certain prior year amounts have been reclassified to conform to current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations; nevertheless, Lynx believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results for the full year.

     Our unaudited condensed consolidated financial statements have been presented on a basis that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced losses since our inception, including a net loss of $5.0 million for the nine months ended September 30, 2003. Net losses may continue for at least the next several years as we proceed with the commercialization and additional development of our technologies. The size of these losses will depend on the rate of growth, if any, in our revenues and on the level of our expenses. Our cash and cash equivalents have decreased from the $11.7 million as of December 31, 2002. As of September 30, 2003, our cash and cash equivalents consisted of $5.4 million in unrestricted cash and restricted cash of $0.9 million. We will require additional funding to continue our business activities in 2004, and believe that sufficient funding will be available to meet our projected operating and capital requirements through at least December 31, 2004. We are considering various options, which include securing additional equity financing and obtaining new collaborators and customers. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. There can be no assurance that additional financing will be available on satisfactory terms, or at all. If we are unable to secure additional financing on reasonable terms, or are unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, we will be forced to take substantial restructuring actions, which may include significantly reducing our anticipated level of expenditures, the sale of some or all of our assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or we will not be able to fund operations.

     The unaudited condensed consolidated financial statements include all accounts of Lynx and our wholly owned subsidiary, Lynx Therapeutics GmbH, formed under the laws of the Federal Republic of Germany. All significant intercompany balances and transactions have been eliminated. Certain amounts in prior periods have been reclassified to conform to the current year presentation.

     These financial statements should be read in conjunction with Lynx’s audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in Lynx’s annual report on Form 10-K, as amended, filed with the SEC.

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

Inventory

     Inventory is stated at the lower of cost (which approximates first-in, first out cost) or market. The balances at September 30, 2003 and December 31, 2002 were classified as raw materials and consisted primarily of reagents and other chemicals utilized while performing genomics discovery services. Inventory used in providing genomics discovery services and for reagent sales is charged to cost of services fees and other as consumed. Reagents and chemicals purchased for internal development purposes are charged to research and development expense as incurred.

Net Income (Loss) Per Share

     Basic net income (loss) per share have been computed using the weighted-average number of shares of common stock outstanding during the period. Basic and diluted net loss per share amounts are the same in each period in which we have incurred a net loss. Since we had net income in the third quarter of 2003, diluted net income per share include the dilutive impact of certain of our outstanding options to purchase common stock, as calculated using the treasury stock method. At September 30, 2003, options to purchase approximately 238,000 shares of common stock at a weighted-average exercise price of $2.12, were included in the calculation of diluted net income per share for the third quarter of 2003, which resulted in approximately 112,000 shares of common stock being added to the weighted-average number of common stock outstanding during the period to determine the number of shares used to compute diluted net earnings per share. Options to purchase approximately 291,300 shares of common stock at a weighted-average exercise price of $70.58 per share, warrants to purchase 186,000 shares of common stock at an exercise price of $9.91 per share, warrants to purchase 101,082 shares of common stock at an exercise price of $39.76 per share, 41,714 shares of common stock at an exercise price of $10.85 per share and 834,272 shares of common stock at an exercise price of $13.58 per share were excluded from the calculation of diluted net income per share for the third quarter of 2003 because the effect of inclusion would be antidilutive. These remaining options and warrants will be included in the calculation at such time as the effect is no longer antidilutive, as calculated using the treasury stock method. At September 30, 2002, options to purchase approximately 418,000 shares of common stock at a weighted-average exercise price of $74.26 per share and warrants to purchase 101,082 shares of common stock at an exercise price of $39.76 per share, 41,714 shares of common stock at an exercise price of $10.85 per share and 834,272 shares of common stock at an exercise price of $13.58 per share were excluded from the calculation of diluted net loss per share for 2002 because the effect of inclusion would be antidilutive.

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

     All stock option awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model, in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation, (SFAS 123) and Emerging Issues Task Force Consensus No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The option arrangements with non-employees are subject to periodic remeasurement over their vesting terms. Pro forma information regarding net income (loss) and net income (loss) per share required by SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148), is presented below and has been determined as if we had accounted for awards under our stock option and employee stock purchase plans using the fair value method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss), as reported	$1,813	$(3,274)	$(5,016)	$(12,510)
Add: Stock-based employee compensation as reported	—	123	9	612
Deduct: Stock-based employee compensation as if fair value method applied to all awards	(675)	(1,345)	(1,793)	(3,888)

Net income (loss), pro forma as if fair value method applied to all awards	$1,138	$(4,496)	$(6,800)	$(15,786)

Basic net income (loss) per share, as reported	$0.39	$(0.80)	$(1.07)	$(3.97)

Basic net income (loss) per share, pro forma as if fair value method applied to all awards	$0.24	$(1.10)	$(1.46)	$(5.01)

Diluted net income (loss) per share, as reported	$0.38	$(0.80)	$(1.07)	$(3.97)

Diluted net income (loss) per share, pro forma as if fair value method applied to all awards	$0.24	$(1.10)	$(1.46)	$(5.01)

Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not believe the adoption of FIN 46 will have a material impact on its financial position or results of operations.

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus regarding EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting, but also how the arrangement’s consideration should be allocated among separate units. The pronouncement is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue 00-21 did not have a material effect on our results of operations or financial position.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). The Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The Statement is effective for all financial instruments created or modified after May 31, 2003, and to other instruments for periods beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on our results of operations or financial position.

4. Comprehensive Loss

     The following are the components of comprehensive loss: (in thousands)

	Three Months Ended
	September 30,

	2003	2002

Net income (loss)	$1,813	$(3,274)
Net unrealized loss on available-for-sale securities	—	—

Comprehensive income (loss)	$1,813	$(3,274)

	Nine Months Ended
	September 30,

	2003	2002

Net income (loss)	$(5,016)	$(12,510)
Net unrealized loss on available-for-sale securities	—	(1,139)

Comprehensive income (loss)	$(5016)	$(13,649)

     There was no accumulated other comprehensive income (loss) at either September 30, 2003 or December 31, 2002.

5. Related-Party Transactions

Axaron Bioscience AG

     We hold an equity investment in Axaron Bioscience AG (“Axaron”). As of September 30, 2003, Lynx held approximately a 40% ownership interest in Axaron and had the ability to exercise significant influence over Axaron’s operating and accounting policies. Lynx has accounted for the investment under the equity method in accordance with APB Opinion No. 18. Under the equity method, we record our pro-rata share of the income or losses of Axaron. Axaron is engaged in employing Lynx’s technologies in its neuroscience, toxicology and microbiology research programs.

     In 2001, we extended our technology licensing agreement with Axaron. The license extends Axaron’s right to use our proprietary MPSS and Megasort technologies non-exclusively in Axaron’s neuroscience, toxicology and microbiology programs until December 31, 2007. In 2001, we made a capital investment in Axaron of approximately $4.5 million. Also in 2001, we received from Axaron a $5.0 million technology license fee, which was recorded as deferred revenue and is being recognized on a straight-line basis over the period from September 1, 2001 to December 31, 2007. The recorded revenue for the three-month and nine-month periods ended September 30,

2003 was approximately $190,000 and $570,000, respectively. The recorded revenue for the three-month and nine-month periods ended September 30, 2002 was approximately $190,000 and $570,000, respectively. Our pro-rata share of Axaron’s net financial results for the three-month and nine-month periods ended September 30, 2003 was income of approximately $17,000 and a $1.7 million loss, respectively. Our pro-rata share of Axaron’s losses for the three-month and nine-month periods ended September 30, 2002 was approximately $1.0 million and $2.5 million, respectively.

     We also sublease certain offices in Germany to Axaron. During the nine-month period ended September 30, 2003, we received an immaterial amount of sublease income from Axaron.

Other Transactions with Related Parties

     For legal services and expenses, Lynx paid approximately $235,000 during the nine-months ended September 30, 2003 to Cooley Godward LLP, Lynx’s counsel, of which a director of Lynx is a partner.

     For business development consulting services and expenses, Lynx paid approximately $204,100 during the nine-months ended September 30, 2003 to L.E.K. Consulting LLC, of which a director of Lynx is President of their North American practice.

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

7. Common Stock

     On September 25, 2003, Lynx completed a $3.0 million private placement of common stock and warrants to purchase common stock (the “financing”) resulting in proceeds of $2.9 million, net of commissions and expenses. The financing included the sale of 744,000 shares of newly issued shares of common stock at $4.03 per share and the issuance of warrants to purchase 186,000 shares of common stock at an exercise price of $9.91 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and our 2002 audited financial statements and notes thereto included in our 2002 Annual Report on Form 10-K, as amended. Operating results for the quarter and nine months ended September 30, 2003 are not necessarily indicative of results that may occur in future periods.

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. When used herein, the words “believe,” “anticipate,” “expect,” “estimate” and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in our 2002 Annual Report on Form 10-K, as amended, as filed with the SEC. We undertake no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

Overview

     We believe that Lynx Therapeutics, Inc. (“Lynx” or the “Company”) is a leader in the development and application of novel genomics analysis solutions that provide comprehensive and quantitative digital gene expression information important to modern systems biology research in the pharmaceutical, biotechnology and agricultural industries. These solutions are based on Megaclone and Massively Parallel Signature Sequencing, or MPSS™, Lynx’s unique and proprietary cloning and sequencing technologies. Gene expression refers to the number of genes and the extent a cell or tissue expresses those genes, and represents a way to move beyond DNA sequence data to understand the function of genes, the proteins that they encode and the role they play in health and disease. Systems biology is an approach in which researchers seek to gain a complete molecular understanding of biological systems in health and disease.

     We have incurred net losses each year since our inception in 1992. As of September 30, 2003, we had an accumulated deficit of approximately $104 million, including a net loss of $5.0 million for the nine months ended September 30, 2003. Net losses may continue for at least the next several years as we proceed with the commercialization and additional development of our technologies. The size of these losses will depend on the rate of growth, if any, in our revenues and on the level of our expenses.

     Our cash and cash equivalents have decreased from the $11.7 million as of December 31, 2002. As of September 30, 2003, our cash and cash equivalents consisted of $5.4 million in unrestricted cash and restricted cash of $0.9 million. We will require additional funding to continue our business activities in 2004, and believe that sufficient funding will be available to meet our projected operating and capital requirements through at least December 31, 2004. We are considering various options, which include securing additional equity financing and obtaining new collaborators and customers. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. There can be no assurance that additional financing will be available on satisfactory terms, or at all. If we are unable to secure additional financing on reasonable terms, or are unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, we will be forced to take substantial restructuring actions, which may include significantly reducing our anticipated level of expenditures, the sale of some or all of our assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or we will not be able to fund operations.

     To date, we have received, and expect to continue to receive in the future, a significant portion of our revenues from a small number of collaborators, customers and licensees, as shown on the following table.

	Nine Months Ended
	September 30,		Year Ended December 31,
	2003	2002	2002

Takara Bio Inc.	43%	12%	16%
E.I. DuPont de Nemours and Company	24%	37%	32%
BASF AG	16%	4%	11%
Bayer CropScience	5%	14%	14%
Geron Corporation	—	20%	15%

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

     We account for our investment in Axaron Bioscience AG (“Axaron”), a company owned primarily by BASF AG and us, using the equity method. For the nine months ended September 30, 2003 and 2002, our pro-rata share of Axaron’s losses was approximately $1.7 million and $2.5 million, respectively.

     As of September 30, 2003, we employed 93 full-time employees, of which 77 were engaged in production and research and development activities. In January 2003, we implemented a reduction of approximately 25% of our total workforce, or 32 people. The groups affected primarily by this action included research and development personnel based at Lynx Therapeutics GmbH in Germany and our proteomics group in California. The workforce reduction was intended to further focus our financial and human resources on expanding the commercial use of MPSS.

Results of Operations

Revenues

     Revenues for the three-month period ended September 30, 2003 were approximately $8.3 million, compared to revenues of $4.8 million for the corresponding three-month period of 2002. Revenues for the three-month period in 2003 included technology access fees and service fees of $7.0 million, license fees from Axaron, a related party, of $190,000 and collaborative research and other revenues of $1.0 million, primarily related to the sale of three MPSS instruments to Takara Bio Inc. (“Takara”). In addition to the $1.0 million related to the sale of the instruments, we received a cash payment of approximately $2.0 million from Takara related to an amendment of our existing collaboration with them. In the third quarter of 2003, we met the research and development obligations under the collaboration agreement, as amended, related to amounts that we have been paid by Takara, including those amounts that we had recorded previously as deferred revenue. Accordingly, we recognized such amounts, aggregating approximately $2.5 million, as revenue in the third quarter of 2003. Revenues for the three-month period in 2002 included technology access fees and service fees of $4.5 million, license fees from Axaron of $190,000 and other revenues of $126,000.

     Revenues for the nine months ended September 30, 2003 were approximately $16.1 million, compared to revenues of $12.7 million for the corresponding nine-month period of 2002. Revenues for the nine-month period in 2003 included technology access fees and service fees of $14.2 million, license fees from Axaron, a related party, of $570,000 and other revenues of $1.3 million. Revenues for the nine-month period in 2002 included technology access fees and service fees of $9.1 million, license fees from Axaron of $570,000 and other revenues of $3.0 million, including $2.6 million from the sale of certain of our technology assets.

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

Operating Costs and Expenses

     Total operating costs and expenses were approximately $5.8 million for the three-month period ended September 30, 2003, compared to approximately $6.9 million for the three-month period ended September 30, 2002. For the nine-month periods ended September 30, 2003 and 2002, operating costs and expenses were approximately $18.7 million and $23.6 million, respectively.

     For the three-month period in 2003, cost of services fees and other was $1.5 million, compared to $1.2 million for the corresponding period in 2002. Cost of services fees and other for the nine-months ended September 30, 2003 and 2002 were $3.6 million and $1.9 million, respectively. Cost of services fees and other reflect primarily the costs of providing our genomics discovery services, and in the third quarter of 2003, the cost of MPSS™ instruments sold to Takara.

     Research and development expenses were approximately $3.0 million for the three-month period ended September 30, 2003, compared to approximately $4.3 million for the corresponding period in 2002. For the nine-month periods ended September 30, 2003 and 2002, research and development expenses were approximately $9.7 million and $16.6 million, respectively. The decrease in research and development expenses in 2003 reflects a decrease in materials consumed in research and development efforts and lower personnel expenses, primarily resulting from the workforce reductions that occurred in the first quarter of 2003 and the second quarter of 2002. Research and development expenses may increase due to spending for ongoing technology development and implementation, as well as new applications, primarily for MPSS.

     General and administrative expenses were $1.3 million for the three-month period ended September 30, 2003, compared to $1.4 million for the corresponding period in 2002. For the nine-month periods ended September 30, 2003 and 2002, general and administrative expenses were approximately $5.0 million and $4.6 million, respectively. The increase in general and administrative expenses in the 2003 nine-month period over the same period in 2002 reflects primarily expenses for outside services in support of our commercial and business development efforts. General and administrative expenses may increase in support of our continuing commercial, business development and research and development activities.

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

Equity in Net Income (Loss) of Related Party

     The equity share of the financial results of related party for the three-month and nine-month periods ended September 30, 2003 was income of approximately $17,000 and a loss of $1.7 million, respectively, and for the three-month and nine-month periods ended September 30, 2002 was a loss of approximately $1.0 million and $2.5 million, respectively. These amounts reflect Lynx’s pro-rata share of the net income or loss of Axaron, a joint venture investee.

Interest Expense, Net

     Net interest expense was approximately $5,000 for the quarter ended September 30, 2003, compared to net interest expense of approximately $83,000 for the corresponding period of 2002. Net interest expense was approximately $133,000 for the nine months ended September 30, 2003, compared to net interest expense of approximately $207,000 for the corresponding period of 2002. The decrease in net interest expense from 2002 to 2003 reflects primarily higher interest income and lower interest expense in 2003 incurred on equipment-related debt outstanding during both the 2003 and 2002 periods.

Other Income (Expense), Net

     Other expense was $0.4 million in the quarter ended September 30, 2003, compared to other expense of approximately $6,000 in the 2002 period. Other expense was $0.4 million for the nine months ended September 30, 2003, compared to other income of $0.9 million in the 2002 period. The other expense amount for the 2003 periods related primarily to the loss recorded on the sale of certain fixed assets no longer used in the operations of Lynx Therapeutics GmbH in Germany. The 2002 other income amount for the nine-month period was related primarily to the gain on the sale of our equity investment in Inex Pharmaceuticals Corporation.

Income Tax Provision (Benefit)

     The provisions for income tax for the quarter and nine-months ended September 30, 2003 of approximately $0.2 million, consisted entirely of foreign withholding tax on payments received from our licensee, Takara. The provision for income tax for the quarter ended September 30, 2002 of approximately $0.1 million, consisted entirely of foreign withholding tax on a payment received from Takara. The income tax benefit for the 2002 nine-month period relates to refunds of federal and state income taxes, offset partially by the foreign withholding tax amount.

Liquidity and Capital Resources

     Cash and cash equivalents at September 30, 2003 consisted of $5.4 million in unrestricted cash and restricted cash of $0.9 million. Net cash used in operating activities was $6.1 million for the nine months ended September 30, 2003, as compared to $12.8 million for the same period in 2002. The change was due primarily to a lower net loss and the greater increase in accounts payable in 2003 than in 2002, partially offset by a greater decrease in deferred revenues and the impact of the difference between non-cash expenses, losses and gains in the 2003 period as compared to the 2002 period. The amount of net cash used in operating activities differed from the 2003 net loss due primarily to the decrease in deferred revenues, partially offset by the adjustment for non-cash items, primarily depreciation and amortization expenses and the impact of our pro rata share of the net loss of Axaron. For the 2002 period, the amount of net cash used in operating activities differed from the net loss due primarily to the adjustment for non-cash items, primarily depreciation and amortization expenses and the impact of our pro rata share of the net loss of Axaron, partially offset by a decrease in deferred revenues and the adjustment for the non-cash gain on the sale of the antisense program in 2002.

     Net cash used in investing activities of $0.4 million for the nine-month period in 2003 was due primarily to expenditures for capital equipment. Net cash used in investing activities of $0.1 million for the nine-month period in 2002 was due primarily to net purchases and maturities of short-term investments and expenditures on capital equipment, partially offset by proceeds from the sale of equity securities.

     Net cash provided in financing activities of $1.1 million for the nine months ended September 30, 2003 was due primarily to the issuance of common stock pursuant to a common stock purchase agreement between Lynx and certain investors, partially offset by repayment of principal under equipment-related debt. Net cash provided by financing activities of $21.0 million during the 2002 nine-month period related primarily to the issuance of common stock pursuant to a common stock purchase agreement between Lynx and certain investors, partially offset by the repayment of principal under equipment-related debt.

     In October 2002, we entered into a loan and security agreement with a financial institution, Comerica Bank-California, for an equipment line of credit of up to $2.0 million with a draw-down period of one year. Under the initial advance, we drew down $1.6 million in November 2002 related to the purchase of equipment made in previous periods. We granted Comerica Bank-California a security interest in all items we financed under this agreement. The initial advance under the loan to finance the purchase of equipment made in previous periods has a term of 24 months from the date of advance and bears interest at a rate of 7.25%. In May 2003, we renegotiated the terms of the agreement, which now require that we maintain a minimum cash balance of restricted cash and cash equivalents in an account at Comerica Bank-California of at least 110% of the principal balance under loans outstanding under this agreement until Comerica Bank-California receives payment in full of all outstanding obligations. As of September 30, 2003, the balance of restricted cash was approximately $0.9 million. As of September 30, 2003, the principal balance under loans outstanding under this agreement was approximately $860,000. We believe that we are in compliance with all terms of the loan agreement.

     In late 1998, we entered into a financing agreement with a financial institution, Transamerica Business Credit Corporation, under which we drew down $4.8 million during 1999 for the purchase of equipment and certain other capital expenditures. We granted the lender a security interest in all items financed by it under this agreement. Each draw down under the loan has a term of 48 months from the date of the draw down. As of September 30, 2003, the principal balance under loans outstanding under this agreement was $673,000. The draw down period under the agreement expired on March 31, 2000.

     We plan to use available funds for ongoing commercial and research and development activities, working capital and other general corporate purposes and capital expenditures. We expect capital investments during the remainder of 2003 will be less than $0.5 million and will be comprised primarily of expenditures for capital equipment required in the normal course of business. We intend to invest our excess cash in investment-grade, interest-bearing securities.

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

     We have experienced losses since our inception of approximately $104 million, including a net loss of $5.0 million for the nine months ended September 30, 2003. Net losses may continue for at least the next several years as we proceed with the commercialization and additional development of our technologies. The size of these losses will depend on the rate of growth, if any, in our revenues and on the level of our expenses. Our cash and cash equivalents have decreased from the $11.7 million as of December 31, 2002. As of September 30, 2003, our cash and cash equivalents consisted of $5.4 million in unrestricted cash and restricted cash of $0.9 million. We will require additional funding to continue our business activities in 2004, and believe that sufficient funding will be available to meet our projected operating and capital requirements through at least December 31, 2004. We are considering various options, which include securing additional equity financing and obtaining new collaborators and customers. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. There can be no assurance that additional financing will be available on satisfactory terms, or at all. If we are unable to secure additional financing on reasonable terms, or are unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, we will be forced to take substantial restructuring actions, which may include significantly reducing our anticipated level of expenditures, the sale of some or all of our assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or we will not be able to fund operations.

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

     We have incurred net losses each year since our inception in 1992, including net losses of approximately $5.0 million for the nine months ended September 30, 2003, and $15.5 million in 2002. As of September 30, 2003, we had an accumulated deficit of approximately $104 million. Net losses may continue for at least the next several years. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses. Our research and development expenditures and general and administrative costs have exceeded our revenues to date. Research and development expenses may increase due to spending for ongoing technology development and implementation, as well as new applications. We will need to generate significant additional revenues to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain profitability.

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

     We have experienced losses since our inception, including a net loss of $5.0 million for the nine months ended September 30, 2003. Net losses may continue for at least the next several years as we proceed with the commercialization and additional development of our technologies. The size of these losses will depend on the rate of growth, if any, in our revenues and on the level of our expenses. Our cash and cash equivalents have decreased from the $11.7 million as of December 31, 2002. As of September 30, 2003, our cash and cash equivalents consisted of $5.4 million in unrestricted cash and restricted cash of $0.9 million. We will require additional funding to continue our business activities in 2004, and believe that sufficient funding will be available to meet our projected operating and capital requirements through at least December 31, 2004. We are considering various options, which include securing additional equity financing and obtaining new collaborators and customers. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. There can be no assurance that additional financing will be available on satisfactory terms, or at all. If we are unable to secure additional financing on reasonable terms, or are unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, we will be forced to take substantial restructuring actions, which may include significantly reducing our anticipated level of expenditures, the sale of some or all of our assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or we will not be able to fund operations.

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

	Nine Months Ended
	September 30,		Year Ended December 31,
	2003	2002	2002

Takara Bio Inc.	43%	12%	16%
E.I. DuPont de Nemours and Company	24%	37%	32%
BASF AG	16%	4%	11%
Bayer CropScience	5%	14%	14%
Geron Corporation	—	20%	15%

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

     We believe that the market price of our common stock will remain highly volatile and may fluctuate significantly due to a number of factors. The market prices for securities of many publicly-held, early-stage biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. For example, during the two-year period from September 28, 2001 to September 30, 2003, the closing sales price of our common stock as quoted on the Nasdaq National Market fluctuated from a low of $1.61 to a high of $32.89 per share. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The following factors and events may have a significant and adverse impact on the market price of our common stock:

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

Item 4. Controls and Procedures

     Based on their evaluation as of September 30, 2003, our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

     There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

     Our management, including the chief financial officer and chief executive officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation as of September 30, 2003, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure controls and procedures were met.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(c)     On September 25, 2003, Lynx completed a $3.0 million private placement of common stock and warrants to purchase common stock (the “financing”) resulting in proceeds of $2.9 million, net of commissions and expenses. The financing included the sale of 744,000 shares of newly issued shares of common stock at $4.03 per share and the issuance of warrants to purchase 186,000 shares of common stock at an exercise price of $9.91 per share. We issued the newly issued shares of common stock and warrants to purchase common stock in reliance upon an exemption from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D promulgated thereunder. In October 2003, Lynx filed with the SEC a resale registration statement on Form S-3 (No. 333-109589) relating to the issued securities, which the SEC declared effective on October 22, 2003.

Item 6. Exhibits and Reports on Form 8-K.

a)	Exhibits — The following documents are filed as Exhibits to this report:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2000.

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the year ended December 31, 2002.

3.2	Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Company’s Statement Form 10 (File No. 0-22570), as amended.

10.17.2+	Amendment No. 2 to Collaboration Agreement, dated June 30, 2003, by and between the Company and Takara Bio Inc.

10.39	Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on September 25, 2003.

10.40	Form of Warrant issued by the Company in favor of each investor, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on September 25, 2003.

10.41+	Services Agreement, by and between E.I. du Pont de Nemours and Company.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

b)	Reports on Form 8-K.

A Current Report on Form 8-K was filed on September 25, 2003 describing and furnishing the press release announcing a private equity financing.

A Current Report on Form 8-K was filed on August 13, 2003 describing and furnishing the press release announcing our financial results for the quarter ended June 30, 2003.

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

LYNX THERAPEUTICS, INC.

/s/ Kevin P. Corcoran

	By:	Kevin P. Corcoran
President and Chief Executive Officer
Date: November 13, 2003

/s/ Edward C. Albini

	By:	Edward C. Albini
Chief Financial Officer
Date: November 13, 2003		(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2000.

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the year ended December 31, 2002.

3.2	Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Company’s Statement Form 10 (File No. 0-22570), as amended.

10.17.2+	Amendment No. 2 to Collaboration Agreement, dated June 30, 2003, by and between the Company and Takara Bio Inc.

10.39	Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on September 25, 2003.

10.40	Form of Warrant issued by the Company in favor of each investor, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on September 25, 2003.

10.41+	Services Agreement, by and between E.I. du Pont de Nemours and Company.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*		This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Lynx Therapeutics, Inc. under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

	(+)	Confidential treatment requested as to specific portions of this agreement, which portions are omitted and filed separately with the Securities and Exchange Commission.