Form 10-K
period 2003-12-31
LYNX THERAPEUTICS INC
filed 2004-03-30
CIK 913275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $10,920,824.1

     The number of shares of common stock of the Registrant outstanding as of March 9, 2004, was 6,199,245. The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant, based upon the closing price of the common stock reported on the Nasdaq National Market on March 9, 2004, was $30,264,929.2

[1]	Based on a closing price of $3.79 per share on June 30, 2003 and 4,654,245 shares outstanding (as adjusted to reflect the Registrant’s reverse stock split effected in January 2003). Excludes 1,772,761 shares of the Registrant’s common stock held by executive officers, directors and stockholders whose ownership exceed 5% of the common stock outstanding at June 30, 2003.

[2]	Based on a closing price of $6.30 per share on March 9, 2004 and 6,199,245 shares outstanding. Excludes 1,395,288 shares of the Registrant’s common stock held by executive officers, directors and stockholders whose ownership exceed 5% of the common stock outstanding at March 9, 2004.

Documents incorporated by reference: Exhibits previously filed as noted on page 72. Part III – a portion of the Registrant’s definitive proxy statement for the Registrant’s Annual Meeting of Stockholders, which will be filed with Securities and Exchange Commission.

LYNX THERAPEUTICS, INC.

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2003

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

Overview

     We believe that Lynx Therapeutics, Inc. is a leader in the development and application of novel genomics analysis solutions. Our Massively Parallel Signature Sequencing, or MPSS, instruments analyze millions of DNA molecules in parallel, enabling genome structure characterization at what we believe to be an unprecedented level of resolution. As applied to gene expression analysis, MPSS provides comprehensive and quantitative digital information important to modern systems biology research in the pharmaceutical, biotechnology and agricultural industries. Gene expression refers to the number of genes and the extent a cell or tissue expresses those genes, and represents a way to move beyond DNA sequence data to understand the function of genes, the proteins that they encode and the role they play in health and disease. Systems biology is an approach in which researchers seek to gain a complete molecular understanding of biological systems in health and disease.

     We believe that our MPSS generates a complete, accurate and quantitative analysis of the Transcriptome, which is the full complement of activated genes, messenger RNAs or transcripts in a particular tissue at a particular time, to enable systems biology. Transcriptome analysis provides information about all of the genes that are expressed in a biological sample. MPSS generates simultaneously, from a million or more Megaclone, our unique and proprietary cloning procedure, micro-beads, gene sequence information that uniquely identifies a sample’s DNA molecules without the need for individual conventional sequencing reactions and produces a comprehensive quantitative profile of gene expression in cells or tissues. MPSS is capable of finding and identifying genes that are expressed at low levels in the cell, beyond the normal sensitivity levels of microarrays, which are small glass or silicon wafers with tens of thousands of DNA molecules arrayed on the surface for subsequent analysis and are the current leading tool for gene expression analysis on the market. As a result, Lynx believes that MPSS provides a highly reproducible, quantitative digital readout for the activity of virtually every gene in a biological sample. Additionally, unlike microarrays, which are limited to the genes represented on them, MPSS does not require advance knowledge of genes or sequences and, therefore, has broad potential commercial applicability to humans, animals, plants and other commercially important organisms.

     Our current business model is primarily focused on providing genomics discovery services, such as gene expression analysis and genomic sequencing using MPSS. Our commercialization strategies, tactics and target customers for MPSS generally involve expanding our work with scientific thought leaders and genomics researchers and gaining additional customers in the pharmaceutical, biotechnology and agricultural industries.

     Megaclone, our unique and proprietary cloning procedure, is the DNA cloning technology that underlies MPSS. Megaclone transforms a biological sample containing millions of DNA molecules into one made up of millions of micro-beads, which are microscopic beads of latex, each of which carries approximately 100,000 copies of one of the DNA molecules in the sample. We were incorporated in Delaware in February 1992. Please see a discussion of our plans under Item 1. “Business — Business Risks” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Industry Background

     The publication of the human genome was a milestone in the history of genetics and genomics. Genetic differences between people and populations can have a significant biological impact, including a major influence on health. However, the remaining challenge for researchers in industry and academia alike is to explore the multitude of genomic variations and to discover, from the analysis of these differences, the functions of genes and their roles in health and disease. Researchers in industry and academia alike are exploring the multitude of genomic sequence and epigenetic variations of individuals and populations for a better understanding of the role of genes and gene expression in the human body, suggesting new ways to tackle disease and ultimately to the discovery of new diagnostics and therapies. It is this work, post genome-sequencing, that is expected to lead to commercial opportunities and ultimately to the discovery of new therapies and diagnostics for unmet medical needs and to provide the basis for the emerging fields of pharmacogenomics (the identification and assessment of genes that are predictive of the efficacy and/or toxicity of drug compounds or that may correlate drug responses to the genotype, or genetic makeup, of an individual), and individualized patient therapy (personalized medicine).

     Many diseases result from a malfunction of the genetically programmed protective response to insults, such as trauma, infection, stress and/or inherited mutant genes and/or deleterious combinations of common variants of a number of genes. That malfunction may result in inadequate, misguided or exaggerated gene expression, unfolding a complex pathogenic process that may resolve itself, linger chronically or evolve with increasingly destructive effects in a manner quite removed from, and even independent of, the original insult. ‘Complex traits’ often play a significant role in disease; these are due to interactions between the environment and ‘common variants’ of many genetic factors sometimes including defective, mutant genes. By analyzing which genes are expressed in a cell or tissue, the level of expression can illustrate which physiological pathways are active in the cell and to what degree. By understanding when and where abnormal gene expression occurs and the changes in expression that a drug can cause, the physiological pathways implicated in disease and drug action can be pinpointed. This knowledge could be used to help discover drug targets, screen drug leads, predict a compound’s toxic effects, anticipate pharmacological responses to drug leads and tailor clinical trials to the specific needs of subgroups within a population. By recognizing gene expression patterns, researchers, and ultimately physicians, may also be able to determine which treatments are likely to be effective for a specific condition and which may be ineffective or harmful.

     Genomics approaches to therapeutics discovery seek to identify genes connected to the origin of a disease. Searches to identify such genes generally are laborious and involve a very large amount of conventional DNA sequencing to identify genes or gene fragments. This knowledge of genes is only a first step. While it may pave the way for the development of better diagnostics, it may not necessarily lead to a successful therapy. For example, while a particular gene, or absence of a gene, may predispose a person to a cancer, an entirely different set of genes is likely to govern the tumor and its metastases. Hence, in addition to understanding the cause of disease, it is important to understand entire networks of genes and their functions in both healthy and diseased states in order to identify the optimal targets for therapy.

     One current approach to genomics research is based on the study of gene expression and regulation of gene expression in cells in differing states or conditions. Gene expression in a cell consists of transcription, the process that converts the genetic information encoded in the double-stranded DNA of a gene into mRNA or “transcripts”, and translation, the process that converts the genetic information encoded in mRNA transcripts into a specific protein molecule. At any one time, any particular human cell expresses thousands of genes. A different number of copies of each mRNA transcript will be present in each biological sample depending upon the particular cell, its function and its environmental conditions at the time. Thus, a cell will contain, at any one time, tens of thousands of different transcripts, in various quantities, for a total on the order of one million or more transcripts.

     Elucidating gene function involves not only determining which genes are expressed in a healthy or diseased tissue, but also requires determining which of the altered transcripts or transcript levels cause a disease rather than result from the disease. In general, only the most abundant transcripts are currently accessible using conventional methods. In addition, conventional methods are dependent on separating and cloning double-stranded DNA copies (cDNA) of each individual mRNA transcript, or cDNA, prior to analysis. Thus, by conventional methods, it is impractical to obtain a comprehensive, high-resolution analysis of gene expression across one million or more transcripts in cells of interest to the researcher.

     Epigenomics is the genome-wide study of epigenetic effects that are distinct from changes to the primary DNA sequence (mutations). Cells are impacted by epigenetic structural changes that can lead to changes in control of gene expression, either gene silencing or gene activation. Epigenomics and genome structure play a major role in the regulation of gene expression and disease. Indeed, most cancers involve the epigenetic silencing of genes that normally control cell proliferation. Chemical modifications, such as methylation, and the patterns of protein binding are interdependent and ultimately determine in any given cell which genes will be expressed when and to what degree. For example, cancer cells often contain a variety of genome structure alterations, some subtle, some dramatic, that contribute to the onset and progression of disease through their influence on gene expression. The major forms of epigenetic modification occurring in human tumors are DNA methylation and histone deacetylation. Comprehensive knowledge of the structure and state of the genome, and quantifying the activity level of all genes offers great promise to the understanding of disease, as well as to the prospect for early detection through diagnostics and treatment through novel, precisely targeted therapeutics and personalized medicine.

Our Solution

     We have developed a powerful genome analysis system, a high throughput DNA sequencing process, Massively Parallel Signature Sequencing (MPSS) technology, which permits the characterization of up to two million targeted DNA molecules in a single assay. Each of our MPSS machines has 10,000 times the capacity of any other commercially available DNA sequencing process at less than 1/100th the cost per DNA molecule analyzed. This capacity and the resulting economy enable a variety of biological analyses at previously unachievable levels of precision and completeness. Furthermore, our MPSS technology provides digital data based on actual DNA sequence information for many biological processes where imprecise analogue fluorescent readouts are the current standard such as expression profiling with DNA microarrays.

     We believe that MPSS expression profiling generates a complete, accurate and quantitative analysis of the transcriptome to enable systems biology. Transcriptome analysis provides information about all the genes that are expressed in a biological sample. MPSS expression analysis generates simultaneously, from millions of Megaclone micro-beads, DNA sequence information that uniquely identifies a sample’s transcripts without the need for individual conventional sequencing reactions and produces a comprehensive quantitative profile of gene expression in cells or tissues. MPSS analysis is capable of finding and identifying genes using a process involving the targeted capture of short DNA fragments derived from each message expressed in a cell, all within a single sample. This allows for detection and quantitation of virtually all genes that are expressed, particularly those at low levels in the cell that are beyond the normal sensitivity levels of microarrays. As a result, we believe that MPSS analysis provides a highly reproducible, quantitative digital readout for the activity of virtually every gene in a biological sample. Additionally, unlike microarrays, MPSS gene expression analysis does not require advance knowledge of genes or sequences and, therefore, has broad potential commercial applicability to humans, animals, plants and other commercially important organisms.

Our Commercialization Strategies, Tactics and Target Customers

     Our commercialization strategies, tactics and target customers for MPSS gene expression analysis generally involve expanding our work with scientific thought leaders and genomics researchers and gaining additional customers in the pharmaceutical, biotechnology and agricultural industries. Additionally, our business development efforts include collaborating with IT and other companies that we believe can help design the software and other tools necessary to understand the large, complex MPSS-based data sets required to enable systems biology.

Expanding Our Genomics Discovery Services Business

     Our current business model is primarily focused on providing MPSS genomics discovery services such as gene expression analysis and genomic sequencing to research institutions and pharmaceutical, biotechnology and agricultural companies.

Research Institutes

     We believe that scientific thought leaders affiliated with research institutes can provide an immediate, significant and enduring source of revenue, both directly from their institutes and from access to labs doing genomics research in the larger scientific research community. More broadly, we believe that we will benefit by having MPSS data placed in the public domain by these researchers. The scientific thought leaders should provide public and very visible exposure and validation of MPSS through their commentary and publications in scientific journals.

Pharmaceutical, Biotechnology and Agricultural Companies

     Pharmaceutical, biotechnology and agricultural customers are an integral component of our business development focus and commercialization efforts. With the assumed accessibility to data sets containing gene expression information for cells or tissues and sequence information for genomes for comparative purposes stemming from our work with scientific thought leaders and IT companies, we expect that pharmaceutical, biotechnology and agricultural companies will engage us to produce a comprehensive quantitative profile of gene expression in cells or tissues and genomic sequencing for their specific interests, such as in diseased, abnormal or induced states or conditions. In these arrangements, we could provide information content for each company’s specific internal programs.

     We believe that MPSS gene expression analysis can become the technology of choice to: (1) accelerate drug discovery by identifying and validating drug targets and identifying pathways and mode of action; (2) accelerate drug development through lead (which is a representative of a compound series with sufficient potential to progress to a drug development program) qualification and optimization (which is the synthetic modification of a biologically active compound to fulfill all of the necessary properties required for clinical usefulness) by improving the success rate of getting products into clinical testing and to the market by patient group stratification (which is the division or arrangement of patients into representative subject populations within the clinical trial) and toxicology; and (3) enable discovery of biomarkers (which is a biochemical feature that can be used to measure the progress of disease or the effects of treatment) for diagnostics and pharmacogenomics. We believe that most of the important drug targets cannot be reliably monitored by gene expression methods other than MPSS.

     The revenue sources from genomics discovery service arrangements may include technology access and services fees from performing MPSS analyses and providing MPSS data. Additionally, Takara Bio Inc. has licensed from us the right to use our technologies to provide genomics discovery services and to manufacture and sell microarrays containing content identified by our technologies in specific geographic territories. In December 2002 and September 2003, Lynx sold to Takara two and three MPSS instruments, respectively, for Takara’s use in providing genomics discovery services in their licensed territories.

Our Technologies and Applications

Massively Parallel Signature Sequencing Technology

     Our MPSS technology addresses the need to generate sequence information from millions of DNA fragments. At this extremely large scale, our MPSS approach eliminates the need for individual sequencing reactions and the physical separation of DNA fragments required by conventional sequencing methods. MPSS uses proprietary instruments and reagents developed by us.

     MPSS enables the simultaneous identification of all the DNA molecules in a sample. MPSS uses flow cells, which are glass plates that are micromachined, or fabricated, to very precise, small dimensions, to create a grooved chamber for immobilizing microbeads in a planar microarray, which is a two-dimensional, dense ordered array of DNA samples. With MPSS, one million or more Megaclone micro-beads are fixed in a single layer array in a flow cell, so solvents and reagents can be washed over the micro-beads in each cycle of the process. Our proprietary protocols elicit from the Megaclone micro-beads sequence-dependent fluorescent responses, which are recorded by a charged coupled device, or CCD, camera after each cycle. The process produces short signature, or identifying, sequences, 20 or more nucleotides long, without requiring fragment separation and separate sequencing reactions as in conventional DNA sequencing approaches. We have developed proprietary instrumentation and software to automate the delivery of reagents and solutions used in our sequencing process and to compile, from the images obtained at each cycle, the signature sequences that result from each experiment.

     We believe MPSS has the following advantages over conventional DNA sequencing methods:

•	it sequences DNA molecules on as many as one million or more Megaclone beads simultaneously;

•	it eliminates the need for individual sequencing reactions and gels;

•	it identifies each of the DNA molecules by a unique signature sequence;

•	it produces a comprehensive quantitative profile of gene expression in cells or tissues of interest; and

•	it identifies even the rarest expressed genes.

     Lynx currently has 25 operational proprietary MPSS instruments.

Megaclone Technology

     Megaclone, our unique and proprietary cloning procedure, underlies our MPSS technology. Megaclone transforms a biological sample containing millions of DNA molecules into one made up of millions of micro-beads, which are microscopic beads of latex, each of which carries approximately 100,000 copies of one of the DNA molecules in the sample. In contrast to conventional cloning, in which an individual DNA molecule is selected from a sample and amplified into many copies for analysis or identification, we can capture on one set of micro-beads clones of nearly all the DNA sequences that characterize a sample. Once attached to the micro-beads, these clones can be handled and subjected to experiments and analyses all at the same time. Megaclone thereby enables many analyses or characterizations to be conducted that would otherwise be too cumbersome or onerous to conduct using conventional procedures where each clone must be addressed individually.

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

     By this process, each tagged target DNA molecule in the original sample is converted into a micro-bead carrying about 100,000 copies of the same sequence. Therefore, in a few steps, our Megaclone technology can transform a complex mixture of more than a million individual DNA molecules into a usable format that provides the following benefits:

•	substantially all the different DNA molecules present in a sample (typically more than one million) are represented in the final micro-bead collection;

•	these million or more DNA molecules can be analyzed simultaneously in various applications; and

•	the need for storing and handling millions of individual DNA clones is eliminated.

     Megaclone is the foundation for our genome-wide analytical applications, principally MPSS gene expression analysis and other MPSS genome functional assays under development.

Collaborations, Customers and Licensees

     We have derived substantially all of our revenues from corporate collaborations, customer agreements and licensing arrangements. For the year ended December 31, 2003, revenues from Takara, DuPont, BASF, and Bayer CropScience accounted for 39%, 28%, 14% and 4%, respectively, of our total revenues. The following are summary descriptions of certain key collaborators, customers and licensees:

E.I. DuPont de Nemours and Company

     In October 1998, Lynx entered into a research collaboration agreement with E.I. DuPont de Nemours and Company to apply our technologies on an exclusive basis to the study of certain crops and their protection. Under the terms of the agreement, we received payments over a five-year period that ended in the fourth quarter of 2003 for genomics discovery services, the achievement of specific technology milestones and the delivery of genomic maps of specified crops. We received an initial payment of $10.0 million for technology access at the execution of the agreement, and service fees of $12.0 million were received by us over a three-year period, which commenced in January 1999. The agreement was extended with us for a two-year period during which we received additional service fees of $8.0 million through the fourth quarter of 2003. In the fourth quarter of 1999, we achieved a technology milestone under the agreement that resulted in a $5.0 million payment from DuPont.

     Through December 31, 2003, we received aggregate payments of $35.0 million from DuPont under the 1998 agreement.

     In November 2003, we entered into a new five year services agreement with DuPont. Through this agreement, we will continue to provide MPSS services to enhance DuPont’s discovery and development of new agricultural traits and products.

BASF AG

     In October 1996, we entered into an agreement with BASF AG, as amended in October 1998, to provide BASF with nonexclusive access to certain of our genomics discovery services. In connection with certain technology development accomplishments, BASF paid us a technology access fee of $4.5 million in the fourth quarter of 1999. BASF’s access to our genomics discovery services is for a minimum of two years and requires BASF to purchase services at a minimum rate of $4.0 million per year. At the end of the initial two-year service period in the fourth quarter of 2001, BASF exercised its right to carryover for an additional two-year period through the fourth quarter of 2003, a certain level of previously unrequested genomics discovery services. The agreement expired in September 2003.

     Through December 31, 2003, we received aggregate payments of $19.0 million from BASF under the agreement.

Bayer CropScience (formerly Aventis CropScience GmbH)

     In March 1999, Aventis Pharmaceuticals, formerly Hoechst Marion Roussel, Inc., obtained nonexclusive access to certain of our genomics discovery services for the benefit of its affiliate, Aventis CropScience, which is now Bayer CropScience. We received an initial payment for genomics discovery services to be performed by us for Bayer CropScience. The service period was renewed in March 2000, extended in March 2002 for an additional five-year period, and amended in September 2002. Related to the five-year extension and subsequent amendment, Bayer CropScience and Lynx plan to jointly develop and commercialize a novel assay based on Lynx’s proprietary bead-

based technologies. Lynx and Bayer CropScience will own the assay technology jointly. We will manufacture and sell the services or products based on the assay technology and will pay related royalties to Bayer CropScience. Additionally, we will derive revenues from performing genomics discovery services for Bayer CropScience during the development and commercialization phase of the agreement. Lynx and Bayer CropScience currently collaborate to apply our technology for the purpose of identifying sequences that might be inserted in genetically modified plants. This is an evaluation project for understanding the possible Bayer CropScience product applicability and our commercial viability of this limited application.

     Through December 31, 2003, we have received aggregate payments of $6.0 million from Bayer CropScience under these agreements.

Takara Bio Inc. (formerly Takara Shuzo Co., Ltd.)

     In November 2000, we entered into a collaboration and license agreement with Takara Bio Inc. of Japan. The license, as amended in December 2002 and in July 2003, provided Takara with the right in Japan, Korea and China, including Taiwan, to use our proprietary Megaclone, Megasort and MPSS technologies exclusively until the expiration of the relevant Lynx patents to provide genomics discovery services and to manufacture and sell microarrays containing content identified by our technologies. Under the terms of the original license agreement, Takara has a nonexclusive license right to manufacture and sell such microarrays elsewhere throughout the world. In connection with the 2002 amendment to the collaboration, Takara was also granted a royalty-bearing, nonexclusive right to provide genomics discovery services to customers in France and Italy.

     Under the terms of the collaboration agreement, as amended, we received payments from Takara for technology access fees, royalties on sales of microarrays and revenues from genomics discovery services, the sale to Takara of proprietary instruments and reagents used in applying our technologies and purchases of our common stock. In the event of improvements made by Takara that increase the efficiency of our technologies by a defined amount, we agreed with Takara to negotiate in good faith a limited reduction to the royalty rate applicable to the above royalties. In December 2002, we sold two MPSS instruments to Takara for Takara’s use in providing genomics discovery services in licensed territories. As part of the 2002 amendment to the collaboration, Takara accelerated its technology access fee payments to us.

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

     As part of the August 2003 amendment to the collaboration and license agreement with Takara, Takara made a payment of approximately $3.0 million dollars to us in exchange for which Takara was relieved of its obligation to make technology access fee payments to us totaling approximately $2.0 million dollars during 2003 and 2004 and royalties in respect of Takara’s sales, and acquired three additional MPSS instruments for Takara’s use in providing genomics discovery services in Takara’s licensed territories. In addition, Takara will no longer be required to make future equity investments in us.

     Through December 31, 2003, we have received aggregate payments of $14.7 million, net of foreign withholding taxes, from Takara under the collaboration agreement. The remaining commitment under this agreement is limited to providing a minimum level of reagents to Takara, at agreed prices, in order for Takara to perform MPSS in their licensed territories.

Axaron Bioscience AG, formerly BASF-LYNX Bioscience AG

     In 1996, Lynx and BASF established Axaron Bioscience AG, a joint venture company in Heidelberg, Germany. Axaron began operations in 1997 and is employing our technologies in its neuroscience, toxicology and microbiology research programs. Upon the establishment of Axaron, we contributed access to our technologies to Axaron in exchange for an initial 49% equity ownership in Axaron. BASF, by committing to provide research funding to Axaron of DM50 million (or approximately $32 million based on a December 2003 exchange rate) over a five-year period beginning in 1997, received an initial 51% equity ownership in Axaron. In 1998, BASF agreed to provide an additional $10.0 million in research funding to Axaron, of which $4.3 million was paid to us for technology assets related to a central nervous system program. In the period since the joint venture was established, management and employees increased their equity ownership in Axaron to 15%, thereby reducing the ownership of Lynx and BASF to 41.6% and 43.4%, respectively.

     In June 2001, we extended our technology licensing agreement with Axaron. The license extends Axaron’s right to use our proprietary MPSS and Megasort technologies nonexclusively in Axaron’s neuroscience, toxicology and microbiology programs until December 31, 2007. The agreement also positions Axaron to apply our technologies to specific disorders in the neuroscience field. Under the terms of the agreement, we received a $5.0 million technology license fee from Axaron. We intend to furnish to Axaron, initially without charge and later for a fee, proprietary reagents and additional MPSS instruments for use in Axaron’s research programs.

     In 2001, Lynx and BASF agreed to continue their support of Axaron’s growth, including an increase in the capital of Axaron. We made an additional investment of $4.5 million in Axaron, which maintained our ownership interest in Axaron at approximately 40%. Given our ownership share of Axaron and our ability to exercise significant influence over Axaron’s operating and accounting policies, we have accounted for the investment under the equity method in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.

     Through December 31, 2003, we have received aggregate payments of $9.3 million from Axaron under all related agreements. We recorded revenue of $0.8 million in 2003, $0.8 million in 2002, and $0.4 million in 2001 from Axaron, as the technology license fee from Axaron is being recognized as revenue on a straight-line basis over the noncancelable term of the technology licensing agreement. We may receive additional payments from Axaron over the remaining term of the technology licensing agreement from the sale to Axaron of proprietary reagents and additional MPSS instruments for use in Axaron’s research programs. We have no on-going financial commitment to Axaron.

Competition

     Competition among entities attempting to identify the genes associated with specific diseases and to develop products based on such discoveries is intense. We face, and will continue to face, competition from pharmaceutical, biotechnology and agricultural companies, such as Affymetrix, Inc., Celera Genomics Group, Gene Logic, Inc., and Genome Therapeutics Corporation, academic and research institutions and government agencies, both in the United States and abroad. Several entities are attempting to identify and patent randomly sequenced genes and gene fragments, while others are pursuing a gene identification, characterization and product development strategy based on positional cloning. We are aware that certain entities are using a variety of gene expression analysis methodologies, including chip-based systems, to attempt to identify disease-related genes. In addition, numerous pharmaceutical companies are developing genomic research programs, either alone or in partnership with our competitors. Competition among such entities is intense and is expected to increase. In order to successfully compete against existing and future technologies, we will need to demonstrate to potential customers that our technologies and capabilities are superior to those of our competitors.

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

Intellectual Property

     We are pursuing a strategy designed to obtain United States and foreign patent protection for our core technologies. Our long-term commercial success will be dependent in part on our ability to obtain commercially valuable patent claims and to protect our intellectual property portfolio. As of December 31, 2003, we owned or controlled 84 issued patents and 98 pending patent applications in the United States and foreign countries relating to our genomics and proteomics technologies.

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

Research and Development Expenditures

     We have devoted our efforts primarily to research and development. Research and development expenses were $12.2 million for the year ended December 31, 2003, $20.8 million for the year ended December 31, 2002 and $24.7 million for the year ended December 31, 2001.

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

Employees

     As of December 31, 2003, we employed 90 full-time employees, of which 75 were engaged in production and research and development activities.

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

     We have not adopted a code of ethics because adoption of such a code is not yet required, however, we intend to adopt a code of ethics prior to our annual meeting for 2004 that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We intend to post the text of our code of ethics on our website at www.lynxgen.com in connection with “Investor Resources” material and will include a copy of such code of ethics as an exhibit to our definitive proxy statement with respect to our annual meeting of stockholders. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

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

     We have incurred net losses each year since our inception in 1992, including net losses of approximately $8.8 million for the year ended December 31, 2003, $15.5 million in 2002 and $16.7 million in 2001. As of December 31, 2003, we had an accumulated deficit of approximately $107.7 million. Net losses may continue for at least the next several years as we proceed with the commercialization and additional development of our technologies. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses. Our research and development expenditures and general and administrative costs have exceeded our revenues to date. Research and development expenses may increase due to spending for ongoing technology development and implementation, as well as new applications. We will need to generate significant additional revenues to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain profitability.

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

     We have experienced losses since our inception, including a net loss of $8.8 million for the year ended December 31, 2003. Net losses may continue for at least the next several years as we proceed with the commercialization and additional development of our technologies. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses. Our cash and cash equivalents have decreased from $11.7 million as of December 31, 2002. As of December 31, 2003, our cash and cash equivalents were $5.6 million, which includes restricted cash of $0.7 million. In March 2004, the Company raised $4.0 million from a private placement of its common stock, and reduced its headcount by 15% to 76 employees. We believe that with the funds raised in March 2004, our current cash, cash equivalents and restricted cash, along with cashflows to be generated from customers, collaborators and licensees will be sufficient to enable us to meet our projected operating and capital requirements through at least December 31, 2004. We may seek additional financing, as needed, through arrangements with customers, collaborators and licensees and equity or debt offerings. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. There can be no assurance that additional financing will be available on satisfactory terms, or at all. If we are unable to secure additional financing on reasonable terms, or are unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, we will be forced to take substantial restructuring actions, which may include significantly reducing our anticipated level of expenditures, the sale of some or all of our assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or we will not be able to fund operations.

Our technologies are new and unproven and may not allow our customers, collaborators or us to identify genes, proteins or targets for drug discovery.

     You must evaluate us in light of the uncertainties and complexities affecting an early stage genomics company. Our technologies are new and unproven. The application of these technologies is in too early a stage to determine whether it can be successfully implemented. These technologies assume that information about gene expression and gene sequences may enable scientists to better understand complex biological processes and, therefore, provide us with increased commercial opportunities for our products. Our technologies also depend on the successful integration of independent technologies, each of which has its own development risks. Relatively few therapeutic products based on gene discoveries have been successfully developed and commercialized. Our technologies may not enable our customers, collaborators or us to identify genes, proteins or targets for drug discovery. To date, neither our customers nor we have identified any targets for drug discovery based on our technologies.

We are dependent on our customers and collaborators and will need to find additional customers and collaborators in the future to develop and commercialize diagnostic or therapeutic products.

     Our strategy for the development and commercialization of our technologies and potential products includes entering into collaborations, customer agreements or licensing arrangements with pharmaceutical, biotechnology and agricultural companies and research institutes. We do not have the resources to develop or commercialize diagnostic or therapeutic products on our own. If we cannot negotiate additional collaborative arrangements or contracts on acceptable terms, or at all, or if such collaborations or relationships are not successful, we may never become profitable.

     We have derived substantially all of our revenues from corporate collaborations, customer agreements and licensing arrangements. Revenues from such agreements depend upon continuation of the related relationships, our performance of genomics discovery services, the achievement of milestones and royalties derived from future products developed from our research and technologies. To date, we have received, and expect to continue to receive in the future, a significant portion of our revenues from a small number of collaborators, customers and licensees, as shown on the following table:

	Year Ended December 31,
	2003	2002	2001
Takara Bio Inc.	39%	16%	12%
E.I. DuPont de Nemours and Company	28%	32%	37%
BASF AG	14%	11%	24%
Bayer CropScience	4%	14%	4%
Geron Corporation	—	15%	—
Institute of Molecular and Cell Biology	—	—	12%

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

     Our dependence on collaborations, agreements or licenses with third parties subjects us to a number of risks. We have limited or no control over the resources that such third parties may choose to devote to our joint efforts. Our collaborators, customers or licensees may breach or terminate their agreements with us or fail to perform their obligations thereunder. Further, our collaborators, customer or licensees may elect not to develop products arising out of our agreements or may fail to devote sufficient resources to the development, manufacture, marketing or sale of such products. While we do not currently compete directly with any of our customers and collaborators, some of our customers and collaborators could become our competitors in the future if they internally develop DNA analysis technologies or if they acquire other genomics companies and move into the genomics industry. We will not earn the revenues contemplated under our customer and collaborative arrangements, if our customers and collaborators:

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

     We face, and will continue to face, competition from pharmaceutical, biotechnology and agricultural companies, as well as academic research institutions, clinical reference laboratories and government agencies. Some of our competitors, such as Affymetrix, Inc., Celera Genomics Group, Gene Logic, Inc., and Genome Therapeutics Corporation may be:

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

     Our success depends in part on our ability to obtain patents and maintain adequate protection of the intellectual property related to our technologies and products. The patent positions of biotechnology companies, including our patent position, are generally uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S., and many companies have encountered significant problems in protecting and defending their proprietary rights in foreign jurisdictions. We have applied and will continue to apply for patents covering our technologies, processes and products, as and when we deem appropriate. However, third parties may challenge these applications, or these applications may fail to result in issued patents. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around our patents. In addition, our patents may be challenged or invalidated or fail to provide us with any competitive advantage.

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

     We believe that the market price of our common stock will remain highly volatile and may fluctuate significantly due to a number of factors. The market prices for securities of many publicly-held, early-stage biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. For example, during the two-year period from January 1, 2002 to December 31, 2003, the closing sales price of our common stock as quoted on the Nasdaq National Market and Nasdaq SmallCap Market fluctuated from a low of $1.61 to a high of $32.89 per share. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The following factors and events may have a significant and adverse impact on the market price of our common stock:

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

     In June 1998, Lynx GmbH entered into a noncancelable operating lease for facilities space of approximately 6,300 square-feet in Heidelberg, Germany, to house its operations. The lease was terminated as of December 31, 2003. Upon termination, we are obliged to pay the remaining unamortized balance of tenant improvements financed by the landlord over the term of the lease. Additionally, we may be required to pay up to approximately EURO 50,000 (or approximately $63,000 based on a December 31, 2003 exchange rate) for the costs necessary to alter the facilities space to permit or enable another party to lease such space. Now that the lease is terminated, we estimate that the total payments, including possible alteration costs, will be approximately $98,000.

     In August 1993, we entered into a noncancelable operating lease for facilities that expired on July 31, 2003. In 1998, we entered into an agreement to sublease a portion of this space, and in 1999, through a subsequent agreement, subleased the remaining portion of the facility. The term of the sublease ran through July 2003. Rent from the sublease was sufficient to cover the rent and other operating expenses incurred by us under the terms of the 1993 lease.

Item 3. Legal Proceedings

     We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

     Effective May 22, 2003, our common stock under the symbol LYNX was transferred from the Nasdaq National Market Listing to the Nasdaq SmallCap Market. The following table sets forth, for the periods indicated, the high and low closing bid information for our common stock as reported by the Nasdaq Stock Market and Nasdaq SmallCap Market, as adjusted to reflect the effect of a 1-for-7 reverse split of our common stock effected on January 15, 2003:

	Common Stock Price
	High	Low
Year ended December 31, 2002
First Quarter	$32.89	$14.14
Second Quarter	14.77	7.84
Third Quarter	8.61	2.94
Fourth Quarter	5.95	2.73
Year ended December 31, 2003
First Quarter	$2.59	$1.61
Second Quarter	4.95	1.73
Third Quarter	7.94	2.80
Fourth Quarter	6.59	4.02

     As of March 9, 2004, there were approximately 1,530 stockholders of record of our common stock. On March 9, 2004, the last reported sale price of our common stock was $6.30.

     We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings to support the development of our business and do not anticipate paying cash dividends for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2003:

Equity Compensation Plan Information

	Number of		Number of Securities
	securities to be	Weighted-	remaining available for
	issued upon	average exercise	future issuance under
	exercise of	price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
Plan Category	and rights	and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1992 Stock Option Plan	524,103	$39.38	208,156
1998 Employee Stock Purchase Plan	N/A	N/A	75,010
Equity compensation plans not approved by security holders:
None	—	—	—

Total	524,103	$39.38	283,166

Recent Sales of Unregistered Securities

     In March 2004, we completed a $4.0 million private placement of common stock and warrants to purchase common stock (the “financing”) resulting in proceeds of $3.9 million, net of commissions and expenses. The financing included the sale of 788,235 shares of newly issued shares of common stock at $5.10 per share and the issuance of warrants to purchase 181,295 shares of common stock at an exercise price of $6.25 per share.

     In December 2003, we completed a private financing of common stock and warrants to purchase common stock. The financing included the sale of 800,000 newly issued shares of common stock, at a purchase price of $5.00 per share, resulting in gross proceeds of $4 million, pursuant to a common stock purchase agreement between Lynx and certain investors. In connection with this transaction, Lynx issued warrants to purchase up to 200,000 shares of common stock at an exercise price of $6.25 per share.

Item 6. Selected Financial Data

     This section presents our selected consolidated historical financial data. You should read carefully the consolidated financial statements and the related notes included in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     The consolidated statement of operations data for the years ended December 31, 2001, 2002 and 2003 and the consolidated balance sheet data as of December 31, 2002 and 2003 have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 1999 and 2000 and the consolidated balance sheet data as of December 31, 1999, 2000 and 2001 have been derived from our audited financial statements that are not included in this report. Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	1999	2000	2001	2002	2003
Consolidated Statements of Operations Data:
Revenues:
Technology access and services fees	$7,833	$12,389	$18,372	$13,026	$15,840
License fee from related party	—	—	453	759	760
Collaborative research and other	5,042	235	429	3,621	1,501

Total revenues	12,875	12,624	19,254	17,406	18,101
Operating costs and expenses:
Cost of services fees and other	828	3,652	4,118	3,499	4,362
Research and development	15,510	19,761	24,660	20,813	12,178
General and administrative	4,175	6,170	7,503	6,271	6,773
Restructuring charge for workforce reduction	—	—	—	530	292

Total operating costs and expenses	20,513	29,583	36,281	31,113	23,605
Loss from operations	(7,638)	(16,959)	(17,027)	(13,707)	(5,504)
Interest and other income (expense), net	1,232	4,158	378	(1,922)	(3,054)

Loss before income tax provision (benefit)	(6,406)	(12,801)	(16,649)	(15,629)	(8,558)
Income tax provision (benefit)	258	500	81	(98)	202

Net loss	$(6,664)	$(13,301)	$(16,730)	$(15,531)	$(8,760)

Basic and diluted net loss per share	$(4.19)	$(8.18)	$(9.18)	$(4.50)	$(1.80)
Shares used in per share computation	1,589	1,626	1,822	3,455	4,854

	December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$30,786	$18,798	$5,509	$11,735	$5,609
Working capital (deficit)	25,042	10,887	(488)	7,057	4,052
Total assets	51,638	39,215	32,502	31,987	18,796
Equipment loans — noncurrent portion	3,471	3,077	1,806	1,093	—
Stockholders’ equity	$19,646	$6,222	$4,714	$12,056	$10,066

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. When used herein, the words “believe,” “anticipate,” “expect,” “estimate” and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in Item 1. “Business—-Business Risks.” We undertake no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

Overview

     We believe that Lynx Therapeutics, Inc. (“Lynx” or the “Company”) is a leader in the development and application of novel genomics analysis solutions. Our Massively Parallel Signature Sequencing, or MPSS, instruments analyze millions of DNA molecules in parallel, enabling genome structure characterization at what we believe to be an unprecedented level of resolution. As applied to gene expression analysis, MPSS provides comprehensive and quantitative digital gene expression information important to modern systems biology research in the pharmaceutical, biotechnology and agricultural industries. Gene expression refers to the number of genes and the extent a cell or tissue expresses those genes, and represents a way to move beyond DNA sequence data to understand the function of genes, the proteins that they encode and the role they play in health and disease. Systems biology is an approach in which researchers seek to gain a complete molecular understanding of biological systems in health and disease.

     We have incurred net losses each year since our inception in 1992. As of December 31, 2003, we had an accumulated deficit of approximately $107.7 million, including a net loss of $8.8 million in 2003. Net losses may continue for at least the next several years as we proceed with the commercialization and additional development of our technologies. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses. Our cash and cash equivalents have decreased from $11.7 million as of December 31, 2002 to $5.6 million as of December 31, 2003, which includes restricted cash of $0.7 million. In March 2004, we raised an additional $4.0 million through the sale of common stock. We believe that with the funds raised in March 2004, we will have sufficient funding to meet our projected operating and capital requirements through at least December 31, 2004. In addition, we are considering various options to raise additional funds, which will be required to allow us to continue our business activities beyond 2004. These options include securing additional equity financing and obtaining new collaborators and customers. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. There can be no assurance that additional financing will be available on satisfactory terms, or at all. If we are unable to secure additional financing on reasonable terms, or are unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, we will be forced to take substantial restructuring actions, which may include significantly reducing our anticipated level of expenditures, the sale of some or all of our assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or we will not be able to fund operations.

     To date, we have received, and expect to continue to receive in the future, a significant portion of our revenues from a small number of collaborators, customers and licensees, as shown on the following table.

	Year Ended December 31,
	2003	2002	2001
Takara Bio Inc.	39%	16%	12%
E.I. DuPont de Nemours and Company	28%	32%	37%
BASF AG	14%	11%	24%
Bayer CropScience	4%	14%	4%
Geron Corporation	—	15%	—
Institute of Molecular and Cell Biology	—	—	12%

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

     We account for our investment in Axaron Bioscience AG, a company owned primarily by BASF AG and us, using the equity method. For the years ended December 31, 2003 and 2002, our pro-rata share of Axaron’s losses was approximately $1.9 million and $2.5 million, respectively.

     As of December 31, 2003, we employed 90 full-time employees, of which 75 were engaged in production and research and development activities. In January 2003, we implemented a reduction of approximately 25% of our total workforce, or 32 people. The groups affected primarily by this action included research and development personnel based at Lynx Therapeutics GmbH in Germany and our proteomics group in California. In March 2004, we implemented another reduction of approximately 15% of our total workforce, or 14 people which included positions in all functions of the Company’s business. The workforce reductions were intended to further focus our financial and human resources on expanding the commercial use of MPSS.

Critical Accounting Estimates

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

Inventory

     Inventory is stated at the lower of cost (which approximates first-in, first-out cost) or market. The balances at December 31, 2003 and December 31, 2002 were classified as raw materials and consisted primarily of reagents and other chemicals to be utilized while performing genomics discovery services, plus services in process.

     Services in process include direct material, direct service labor, overhead and other direct costs. Market is “net realizable value”, which, for services in process, is the estimated selling price, less costs to complete the service. For raw materials, it is replacement cost or the cost of acquiring similar products from our vendors, as adjusted for our assessment of excess or obsolete materials. While cost is readily determinable, estimates of market value involve significant estimates and judgments about the future.

     We initially record our inventory at cost and each quarter evaluate the difference, if any, between cost and market. The determination of the market value of inventories is primarily dependent on estimates of future demand for our services, which in turn is based on other market estimates such as technological change, competitor actions and estimates of future selling prices.

     We record write-downs for the amount that cost of inventory exceeds our estimated market value. No adjustment is required when market value exceeds cost.

     Inventory, including allocated services labor and overhead, used in providing genomics discovery services and for reagent sales is charged to cost of services fees and other as consumed. Reagents and chemicals purchased for internal development purposes are charged to research and development expense as incurred.

Investments in Equity Securities

     As of December 31, 2003, we held an approximate 42% equity interest in Axaron Bioscience AG. In 2001, we made a capital investment in Axaron of approximately $4.5 million. We account for our equity investment in Axaron using the equity method in accordance with Accounting Principles Board No. Opinion 18, The Equity Method of Accounting for Investments in Common Stock because our ownership is greater than 20% and we have the ability to exercise significant influence over the operating, investing and financing decisions of Axaron. Under the equity method, we record our pro-rata share of Axaron’s income or losses and adjust the basis of our investment accordingly.

     Although we have the ability to exercise significant influence over the operations of Axaron, we may choose not to exercise such influence or may not have influence over certain operating matters. Consequently, Axaron’s operating results could differ significantly from our expectations and our pro-rata share of Axaron’s income or losses that we record in the future could be material.

Results of Operations

Year Ended December 31, 2003 and 2002

Revenues

     Revenues for the year ended December 31, 2003 were $18.1 million, compared to revenues of $17.4 million for the year ended December 31, 2002. Revenues for 2003 included technology access fees and service fees of $15.8 million, license fees from Axaron, a related party, of $0.8 million and collaborative research and other revenues of $1.5 million, including $1.0 million related to the sale of three MPSS instruments to Takara. In addition to the $1.0 million related to the sale of the instruments, we received a cash payment of approximately $2.0 million from Takara related to an amendment of our existing collaboration with them. In the third quarter of 2003, we met the research and development obligations under the collaboration agreement, as amended, related to amounts that we have been paid by Takara, including those amounts that we had recorded previously as deferred revenue. Accordingly, we recognized such amounts, aggregating approximately $2.5 million, as revenue in the third quarter of 2003. Revenues for 2002 included technology access fees and services fees of $13.0 million, license fees of $0.8 million from Axaron, a related party, and $3.6 million of collaborative research and other revenue, primarily from the sale of certain of Lynx’s technology assets to Geron Corporation and the sale of MPSS instruments to Takara.

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

Operating Costs and Expenses

     Our total operating costs and expenses were $23.6 million for the year ended December 31, 2003, compared to $31.1 million for the year ended December 31, 2002.

     Cost of services fees and other were $4.4 million for the year ended December 31, 2003, compared to $3.5 million for the year ended December 31, 2002, and reflect primarily the costs of providing our genomics discovery services and the cost of MPSS instruments sold to Takara.

     Research and development expenses were $12.2 million 2003, compared to $20.8 million in 2002. The decrease in research and development expenses in 2003 reflects a decrease in materials consumed in research and development efforts and lower personnel expenses, primarily resulting from the workforce reductions that occurred in the first quarter of 2003 and the second quarter of 2002. Our research and development efforts in 2003 were directed primarily toward the expansion of the commercial applications of, and process improvements for, MPSS.

     In January 2003, we discontinued our development work on our proteomics technology, Protein ProFiler, which was intended to provide high-resolution analysis of complex mixtures of proteins from cells or tissues. Proteomics is the study of the number of proteins and the extent to which they are expressed in cells or tissues. In April 2002, we discontinued our development effort on Megatype, a technology that was being developed to permit the comparison of collected genomes of two populations and enable the detection and recovery of DNA fragments with the single nucleotide polymorphisms, or SNPs, that distinguish these two populations. SNPs are single nucleotide variations, or differences occurring in a single subunit of DNA or RNA, in the genetic code that occur on average at every 1,000 bases along the three billion nucleotides in the human genome. The primary reason for discontinuing our development efforts on both Protein ProFiler and Megatype was to focus our financial and human resources on expanding the commercial use of MPSS, which we believe will have the greatest commercial value to us.

     We anticipate that our research and development expenses may increase due primarily to efforts directed toward the expansion of the commercial applications of, and process improvements for, MPSS. These research and development efforts assume that information about gene expression and gene sequences may enable scientists to better understand complex biological processes and, therefore, provide us with increased commercial opportunities for our MPSS. Relatively few therapeutic products based on gene discoveries have been successfully developed or commercialized. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of MPSS and related technologies or the ultimate costs of such efforts.

     General and administrative expenses were $6.8 million and $6.3 million for the years ended December 31, 2003 and 2002, respectively, and reflect primarily expenses for outside services in support of our commercial and business development efforts. General and administrative expenses may increase in support of our continuing commercial, business development and research and development activities.

     In January 2003, we implemented a reduction of approximately 25% of our workforce, or 32 people. The groups affected primarily by this action included research and development personnel based at Lynx Therapeutics GmbH in Germany and in our proteomics group in California. The workforce reduction was intended to further focus our financial and human resources on expanding the commercial use of MPSS. We recorded a restructuring charge for workforce reduction of $0.3 million in the first quarter of 2003 related primarily to severance compensation expense for our former employees. In terms of compensation, benefits and employer taxes that would have been paid to, and on behalf of, such former employees had they remained employed by Lynx, we realized cost savings of approximately $2.0 million during 2003.

     The restructuring charge for workforce reduction of $0.5 million in the second quarter of 2002 was comprised primarily of severance charges for former Lynx employees who were part of Lynx’s workforce reduction of approximately 30% of our domestic workforce, or 45 people, in that period. The group affected primarily by this action was research and development personnel in California. The workforce reduction was intended to focus our financial and human resources on the expansion of the commercial applications of, and process improvements for, MPSS and our other genomics technologies, and the continued development of our proteomics technology. In terms of compensation, benefits and employer taxes that would have been paid to, and on behalf of, such former employees had they remained employed by Lynx, we realized cost savings of approximately $3.0 million during 2003.

Equity Share of Net Loss of Related Party

     The equity share of the net loss of related party of $1.9 million and $2.5 million for the years ended December 31, 2003 and 2002, respectively, reflects Lynx’s pro-rata share of the net loss of Axaron, a joint venture investee, for the same periods.

Interest Expense, Net

     Net interest expense was $0.2 million for the year ended December 31, 2003, compared to $0.3 million for the year ended December 31, 2002. The decrease in net interest expense from 2002 to 2003 reflects primarily lower interest expense in 2003 incurred on equipment-related debt outstanding during both the 2003 and 2002 periods.

Other Income (Expense), Net

     Other expense was $1.0 million in the year ended December 31, 2003, compared to other income of $0.9 million for the year ended December 31, 2002. The other expense amount for the 2003 period relates primarily to the loss recorded on the disposal of certain fixed assets no longer used in the operations of Lynx Therapeutics GmbH in Germany. The 2002 other income amount was related primarily to the gain on the sale of our equity investment in Inex Pharmaceuticals Corporation.

Income Tax Provision (Benefit)

     The income tax provision was $0.2 million for the year ended December 31, 2003, compared to the income taxes benefit of $98,000 for the year ended December 31, 2002. The 2003 provision consisted primarily of foreign withholding tax on payments received from our licensee, Takara. The 2002 income tax benefit related primarily to a refund received for federal alternative minimum taxes paid in prior periods, offset by foreign withholding tax due on payments received from our licensee, Takara.

     As of December 31, 2003, we had a federal net operating loss carryforward of approximately $85.5 million, which will expire at various dates from 2010 through 2023, if not utilized. We had a state net operating loss carryforward of approximately $10.7 million, which will expire in the years 2004 through 2013. Deferred tax assets related to carryforwards at December 31, 2003 include approximately $3.9 million associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to stockholders’ equity.

     As of December 31, 2003, we also had federal and California research and development and other tax credit carryforwards of approximately $3.4 million and $3.3 million, respectively. The federal research and development credit will expire at various dates from 2018 through 2023, if not utilized. The California research and development credits do not expire.

     Utilization of our net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

Years Ended December 31, 2002 and 2001

Revenues

     We had total revenues of $17.4 million for the year ended December 31, 2002, compared to $19.3 million for the year ended December 31, 2001. Revenues for 2002 included technology access fees and service fees of $13.0 million, license fees of $0.8 million from Axaron, a related party, and $3.6 million of collaborative research and other revenue, primarily from the sale of certain of our technology assets to Geron Corporation and the sale of MPSS instruments to Takara. Revenues for 2001 included technology access fees and service fees of $18.4 million, license fees of $0.5 million from Axaron, a related party, and $0.4 million of collaborative research and other revenue.

Operating Costs and Expenses

     Our total operating costs and expenses were $31.1 million for the year ended December 31, 2002, compared to $36.3 million for the year ended December 31, 2001.

     Cost of services fees and other were $3.5 million for the year ended December 31, 2002, compared to $4.1 million for the year ended December 31, 2001, and reflect the costs of providing our genomics discovery services and, in 2002, the cost of the MPSS instruments sold to Takara.

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

     Our research and development expenses of $20.8 million for 2002 were comprised of $4.4 million in research expenses related primarily to internal discovery projects and $16.4 million in development expenses, including $0.9 million for the Megatype technology and $1.6 million for the Protein ProFiler technology.

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

Equity Share of Net Loss of Related Party

     The equity share of loss of related party of $2.5 million for the year ended December 31, 2002 reflects Lynx’s pro-rata share of the net loss of Axaron, a joint venture investee, for the same period. Lynx’s pro-rata share of Axaron’s losses was immaterial for 2001.

Interest Expense, Net

     Net interest expense was $0.3 million in the year ended December 31, 2002, compared to $0.1 million for the year ended December 31, 2001. The 2002 net interest expense reflects primarily increased expense incurred on equipment-related debt outstanding in 2002 and a decrease in interest income due to the decline in interest rates during 2002 as compared to the 2001 period.

Other Income (Expense), Net

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

Income Tax Provision (Benefit)

     The income tax benefit was $98,000 in the year ended December 31, 2002, compared to the provision for income taxes of $81,000 for the year ended December 31, 2001. The 2002 income tax benefit related primarily to a refund received for federal alternative minimum taxes paid in prior periods, offset by foreign withholding tax due on payments received from our licensee, Takara. The 2001 income tax provision consisted entirely of foreign withholding tax on a payment received from our licensee, Takara.

Liquidity and Capital Resources

     Cash and cash equivalents at December 31, 2003 consisted of $5.6 million, including restricted cash of $0.7 million. Net cash used in operating activities was $10.5 million for the year ended December 31, 2003, as compared to $16.2 million for the same period in 2002. The change was due primarily to a lower net loss and the greater increase in accounts payable in 2003 than in 2002, partially offset by a greater decrease in deferred revenues and the impact of the difference between non-cash expenses, losses and gains in the 2003 period as compared to the 2002 period. The amount of net cash used in operating activities differed from the 2003 net loss due primarily to the decrease in deferred revenues, partially offset by the adjustment for non-cash items, primarily depreciation and amortization expenses and the impact of our pro rata share of the net loss of Axaron. For 2002, the amount of net cash used in operating activities differed from the net loss due primarily to decreases in deferred revenue and accounts payable, offset partially by the net adjustment for non-cash items, primarily depreciation and amortization expenses and the impact of our pro rata share of the net loss of Axaron, and a decrease in inventory.

     Net cash used in operating activities was $16.2 million for the year ended December 31, 2002, as compared to $15.4 million for fiscal year 2001. The change between 2002 and 2001 was due primarily to a higher decrease in deferred revenues and a decrease, rather than an increase, in accounts payable and other liabilities during 2002 as compared to 2001, partially offset by a lower net loss, excluding the impact of depreciation and amortization expenses and non-cash gains and losses. The amount of net cash used in operating activities differed from the 2001 net loss due primarily to the depreciation and amortization expenses, the amortization of deferred compensation and the write down of an equity investment, partially offset by a decrease in deferred revenue and a gain on the sale of the antisense business.

     Net cash used in investing activities of $0.2 million for the year ended December 31, 2003 was due primarily to expenditures for capital equipment. Net cash provided by investing activities of $1.4 million for year ended December 31, 2002 was due primarily to proceeds from the sale of equity investments and repayment of notes receivable from employees, partially offset by expenditures for capital equipment. Net cash used in investing activities of $0.4 million for the year ended December 31, 2001, was due primarily to expenditures for capital equipment and leasehold improvements and our investment in Axaron, partially offset by proceeds from the sale of Inex securities and net maturities of short-term investments.

     Net cash provided by financing activities of $4.5 million in 2003 related primarily to the issuance of common stock pursuant to a common stock purchase agreement between Lynx and certain investors in two private placements, partially offset by the repayment of principal under equipment-related debt. Net cash provided by financing activities in 2002 of $23.3 million was due primarily to the issuance of Lynx common stock in three private placements. Net cash provided by financing activities in 2001 of $11.1 million was due primarily to the issuance of Lynx common stock in two private placements, partially offset by the repayment of principal under equipment-related debt.

     In March 2004, we completed a $4.0 million private placement of common stock and warrants to purchase common stock (the “financing”) resulting in proceeds of $3.9 million, net of commissions and expenses. The financing included the sale of 788,235 shares of newly issued shares of common stock at $5.10 per share and the issuance of warrants to purchase 181,295 shares of common stock at an exercise price of $6.25 per share.

     In December 2003, we completed a private financing of common stock and warrants to purchase common stock. The financing included the sale of 800,000 newly issued shares of common stock, at a purchase price of $5.00 per share, resulting in gross proceeds of $4 million, pursuant to a common stock purchase agreement between Lynx and certain investors. In connection with this transaction, Lynx issued warrants to purchase up to 200,000 shares of common stock at an exercise price of $6.25 per share.

     In September 2003, we completed a private financing of common stock and warrants to purchase common stock. The financing included the sale of 744,000 newly issued shares of common stock, at a purchase price of $4.03 per share, resulting in gross proceeds of $3 million, pursuant to a common stock purchase agreement between Lynx and certain investors. In connection with this transaction, Lynx issued warrants to purchase 186,000 shares of common stock at an exercise price of $9.91 per share.

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

     In October 2002, we entered into a loan and security agreement with a financial institution, Comerica Bank-California, for an equipment line of credit of up to $2.0 million with a draw-down period of one year. Under the initial advance, we drew down $1.6 million in November 2002 related to the purchase of equipment made in previous periods. We granted Comerica Bank-California a security interest in all items we financed under this agreement. The initial advance under the loan to finance the purchase of equipment made in previous periods has a term of 24 months from the date of advance and bears interest at a rate of 7.25%. In May 2003, we renegotiated the terms of the agreement, which now require that we maintain a minimum cash balance of restricted cash and cash equivalents in an account at Comerica Bank-California of at least 110% of the principal balance under loans outstanding under this agreement until Comerica Bank-California receives payment in full of all outstanding obligations. As of December 31, 2003, the balance of restricted cash was approximately $0.7 million. As of December 31, 2003, the principal balance under loans outstanding under this agreement was approximately $0.7 million. We believe that we are in compliance with all terms of the loan agreement.

     In late 1998, we entered into a financing agreement with a financial institution, Transamerica Business Credit Corporation, under which we drew down $4.8 million during 1999 for the purchase of equipment and certain other capital expenditures. In September 2000, Lynx obtained additional financing of approximately $1.0 million under an amendment to the original financing agreement. We granted the lender a security interest in all items financed by it under this agreement. Each draw down under the loan has a term of 48 months from the date of the draw down. As of December 31, 2003, the principal balance under loans outstanding under this agreement was $0.4 million. The draw down period under the agreement expired on March 31, 2000.

     Our contractual obligations for the next five years and thereafter are as follows:

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 Years	4-5 Years	After 5 Years	Total
	(in thousands)
Operating leases	$2,742	$5,676	$5,848	$—	$14,266
Equipment loans	1,093	—	—	—	1,093

Total contractual cash obligations	$3,835	$5,676	$5,848	$—	$15,359

     We plan to use available funds for ongoing commercial and research and development activities, working capital and other general corporate purposes and capital expenditures. We expect capital investments during 2004 will be less than $2.0 million and will be comprised primarily of expenditures for capital equipment required in the normal course of business. We intend to invest our excess cash in investment-grade, interest-bearing securities.

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

     We have incurred net losses each year since our inception in 1992. As of December 31, 2003, we had an accumulated deficit of $107.7 million, including a net loss of $8.8 million in 2003. Net losses may continue for at least the next several years as we proceed with the commercialization and additional development of our technologies. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses.

     Our cash and cash equivalents have decreased from $11.7 million as of December 31, 2002. As of December 31, 2003, our cash and cash equivalents were $5.6 million, which includes restricted cash of $0.7 million. In March 2004, we completed a $4.0 million private placement of common stock and warrants to purchase common stock (the “financing”) resulting in proceeds of $3.9 million, net of commissions and expenses. The financing included the sale of 788,235 shares of newly issued shares of common stock at $5.10 per share and the issuance of warrants to purchase 181,295 shares of common stock at an exercise price of $6.25 per share. Also, in March 2004, we reduced our headcount by 15% to 76 employees. We believe that with the funds raised in March 2004, our current cash, cash equivalents and restricted cash, along with cash flows to be generated from customers, collaborators and licensees will be sufficient to enable us to meet our projected operating and capital requirements through at least December 31, 2004. We may seek additional financing, as needed, through arrangements with customers, collaborators and licensees and equity or debt offerings. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. There can be no assurance that additional financing, if required, will be available on satisfactory terms, or at all. If we are unable to secure additional financing on reasonable terms, or are unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, we will be forced to take substantial restructuring actions, which may include significantly reducing our anticipated level of expenditures, the sale of some or all of our assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or we will not be able to fund operations.

Recent Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). The SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments for periods beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on our results of operations or financial position.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after March 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not believe the adoption of FIN 46 will have a material impact on our financial position or results of operations.

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

Foreign Currency Rate Fluctuations

     The functional currency for our German subsidiary is the Euro. Our German subsidiary’s accounts are translated from the Euro to the U.S. dollar using the current exchange rate in effect at the balance sheet date, for balance sheet accounts, and using the average exchange rate during the period, for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity. Our German subsidiary conducted its business primarily in Euros. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our German subsidiary or transactions with our European collaborators and customers.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Lynx Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Lynx Therapeutics, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lynx Therapeutics, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Palo Alto, California
February 20, 2004, except for
paragraph 2 of Business and
Basis of Presentation in Note 1,
as to which the date is March 10, 2004

LYNX THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$4,881	$11,735
Restricted cash	728	—
Accounts receivable	402	836
Inventory	904	1,030
Other current assets	722	714

Total current assets	7,637	14,315
Property and equipment:
Leasehold improvements	11,510	12,238
Laboratory and other equipment	21,667	22,972

	33,177	35,210
Less accumulated depreciation and amortization	(22,190)	(19,640)

Net property and equipment	10,987	15,570
Investment in related party	—	1,930
Other non-current assets	172	172

	$18,796	$31,987

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,070	$962
Accrued compensation	284	516
Deferred revenues	759	2,926
Equipment loans — current portion	1,128	2,250
Other accrued liabilities	344	604

Total current liabilities	3,585	7,258
Deferred revenues	4,213	10,634
Equipment loans, less current portion	—	1,093
Other non-current liabilities	932	946
Commitments
Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 6,199,245 and 4,646,784 shares issued and outstanding at December 31, 2003 and 2002, respectively	117,722	110,978
Deferred compensation	—	(9)
Accumulated other comprehensive income(loss)	17	—
Accumulated deficit	(107,673)	(98,913)

Total stockholders’ equity	10,066	12,056

	$18,796	$31,987

See accompanying notes.

LYNX THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Revenues:
Technology access and services fees	$15,840	$13,026	$18,372
License fee from related party	760	759	453
Collaborative research and other	1,501	3,621	429

Total revenues	18,101	17,406	19,254
Operating costs and expenses:
Cost of services fees and other	4,362	3,499	4,118
Research and development	12,178	20,813	24,660
General and administrative	6,773	6,271	7,503
Restructuring charge for workforce reduction	292	530	—

Total operating costs and expenses	23,605	31,113	36,281

Loss from operations	(5,504)	(13,707)	(17,027)
Equity share of net loss of related party	(1,930)	(2,522)	—
Interest income (expense), net	(158)	(282)	(86)
Other income (expense), net	(966)	882	464

Loss before income taxes	(8,558)	(15,629)	(16,649)
Income tax provision (benefit)	202	(98)	81

Net loss	$(8,760)	$(15,531)	$(16,730)

Basic and diluted net loss per share	$(1.80)	$(4.50)	$(9.18)

Shares used in per share computation	4,854	3,455	1,822

See accompanying notes.

LYNX THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

			Notes		Accumulated
	Common Stock		Receivable		Other		Total
			from	Deferred	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Stockholders	Compensation	Income (Loss)	Deficit	Equity
Balance at January 1, 2001	1,634,317	75,851	(263)	(1,557)	(1,157)	(66,652)	6,222
Comprehensive loss:
Net loss	—	—	—	—	—	(16,730)	(16,730)
Net unrealized gain on securities	—	—	—	—	2,296	—	2,296

Comprehensive loss							(14,434)
Employee stock purchase plan issuance	5,665	314	—	—	—	—	314
Exercise of stock options for cash and repayment of note receivable	31,122	458	13	—	—	—	471
Issuance of common stock in connection with private placements, net of issuance costs of $619	295,392	11,511	—	—	—	—	11,511
Amortization of deferred compensation, including forfeitures	—	(183)	—	813	—	—	630

Balance at December 31, 2001	1,966,496	87,951	(250)	(744)	1,139	(83,382)	4,714
Comprehensive loss:
Net loss	—	—	—	—	—	(15,531)	(15,531)
Net unrealized loss on securities	—	—	—	—	(1,139)	—	(1,139)

Comprehensive loss							(16,670)
Employee stock purchase plan issuance	10,489	143	—	—	—	—	143
Exercise of stock options for cash and repayment of note receivable	1,011	3	250	—	—	—	253
Issuance of common stock in connection with private placements, net of issuance costs of $1,700	2,668,788	23,075	—	—	—	—	23,075
Amortization of deferred compensation, including forfeitures	—	(194)	—	735	—	—	541

Balance at December 31, 2002	4,646,784	$110,978	$—	$(9)	$—	$(98,913)	$12,056
Comprehensive loss:
Net loss	—	—	—	—	—	(8,760)	(8,760)
Foreign currency translation adjustment	—	—	—	—	17	—	17

Comprehensive loss							(8,743)
Employee stock purchase plan issuance	7,461	13	—	—	—	—	13
Exercise of stock options for cash	1,000	2	—	—	—	—	2
Issuance of common stock in connection with private placements, net of issuance costs of $272,000	1,544,000	6,729	—	—	—	—	6,729
Amortization of deferred compensation, including forfeitures	—	—	—	9	—	—	9

Balance at December 31, 2003	6,199,245	$117,722	$—	$—	$17	$(107,673)	$10,066

See accompanying notes.

LYNX THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities
Net loss	$(8,760)	$(15,531)	$(16,730)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets and leasehold improvements	3,328	5,357	5,020
Amortization of deferred compensation	9	541	630
Forgiveness of principal and interest on loans	—	181	224
Equity share of net loss of related party	1,930	2,522	—
Gain on sale of antisense business	—	(1,009)	(2,113)
Non-cash portion of gain from sale of technology assets	—	(1,586)	—
Loss on sale of equity investment	—	64	—
Loss on write down of equity investment	—	—	1,605
Loss on disposal of fixed assets	689
Changes in operating assets and liabilities
Accounts receivable	434	316	387
Inventory	866	688	150
Other current assets	(8)	183	(495)
Accounts payable	108	(1,075)	397
Accrued liabilities	(492)	97	(519)
Deferred revenues	(8,588)	(6,814)	(4,312)
Other non-current liabilities	(14)	(157)	374
Currency translation adjustment	17

Net cash provided by (used in) operating activities	(10,481)	(16,223)	(15,382)
Cash flows from investing activities
Purchases of short-term investments	—	(3,261)	(3,808)
Maturities of short-term investments	—	3,261	12,153
Proceeds from sale of equity securities	—	3,702	3,072
Leasehold improvements and equipment purchases, net of retirements and sale to licensee	(435)	(2,701)	(7,427)
Proceeds from disposal of fixed assets	261	—	—
Payments received on notes receivable from officers and employees	—	456	70
Investment in related party	—	—	(4,452)
Other assets	—	(11)	(40)

Net cash provided by (used in) investing activities	(174)	1,446	(432)
Cash flows from financing activities
Issuance of common stock, net of repurchases	6,744	23,221	12,283
Proceeds from equipment loan	—	1,588	—
Repayment of equipment loan	(2,215)	(1,496)	(1,145)

Net cash provided by financing activities	4,529	23,313	11,138

Net increase (decrease) in cash and cash equivalents	(6,126)	8,536	(4,676)
Cash and cash equivalents at beginning of year	11,735	3,199	7,875

Cash and cash equivalents at end of year	$5,609	$11,735	$3,199
Supplemental disclosures of cash flow information
Income taxes paid	$202	$—	$—

Interest paid	$208	$308	$399

Inex stock received	$—	$—	$1,060

Geron stock received	$—	$1,586	$—

Transfer of instruments into inventory	$740	$—	$—

See accompanying notes

LYNX THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Basis of Presentation

Business and Basis of Presentation

     Lynx Therapeutics, Inc. (“Lynx” the “Company” or “we”) believes that it is a leader in the development and application of novel genomics analysis solutions. The Company’s Massively Parallel Signature Sequencing, or MPSS, instruments analyze millions of DNA molecules in parallel, enabling genome structure characterization at what we believe to be an unprecedented level of resolution. As applied to gene expression analysis, MPSS provides comprehensive and quantitative digital gene expression information important to modern systems biology research in the pharmaceutical, biotechnology and agricultural industries. Gene expression refers to the number of genes and the extent a cell or tissue expresses those genes, and represents a way to move beyond DNA sequence data to understand the function of genes, the proteins that they encode and the role they play in health and disease. Systems biology is an approach in which researchers seek to gain a complete molecular understanding of biological systems in health and disease.

     The Company’s consolidated financial statements have been presented on a basis that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced operating losses since its inception of $107.7 million, including a net loss of $8.8 million for the year ended December 31, 2003. Net losses may continue for at least the next several years as we proceed with the commercialization and additional development of the Company’s technologies. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, in the Company’s revenues and on the level of its expenses. The Company’s cash and cash equivalents have decreased from $11.7 million as of December 31, 2002. As of December 31, 2003, the Company’s cash and cash equivalents were $5.6 million, which includes restricted cash of $0.7 million. On March 10, 2004, Lynx completed a $4.0 million private placement of common stock and warrants to purchase common stock (the “financing”) resulting in proceeds of $3.9 million, net of commissions and expenses. The financing included the sale of 788,235 shares of newly issued shares of common stock at $5.10 per share and the issuance of warrants to purchase 181,295 shares of common stock at an exercise price of $6.25 per share. Management believes that with the funds raised in March 2004, its current cash, cash equivalents and restricted cash, along with cash flows to be generated from customers, collaborators and licensees will be sufficient to enable the Company to meet its projected operating and capital requirements through at least December 31, 2004. The Company may seek additional financing, as needed through arrangements with customers, collaborators and licensees, and equity or debt offerings. There can be no assurance that additional financing, if required, will be available on satisfactory terms, or at all. If the Company is unable to secure additional financing on reasonable terms, or is unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, the Company will be forced to take substantial restructuring actions, which may include significantly reducing its anticipated level of expenditures, the sale of some or all of its assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or the Company will not be able to fund operations.

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

LYNX THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Concentration of Credit Risk and Other Concentrations

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

     Pharmaceutical companies and other research institutions account for a substantial portion of the Company’s trade receivables. Accounts receivable are stated as amount billed to customers. The Company provides credit in the normal course of business to its customers and collateral for these receivables is generally not required. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The Company has not experienced significant credit losses to date.

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

     The Company classifies its investments in money market mutual funds, commercial paper, equity securities and corporate bonds and notes as available-for-sale. Available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized gains and losses reported as a component of accumulated other comprehensive income. If a decline in the fair value of a short-term investment is below its cost for two consecutive quarters or if the decline is due to a significant adverse event, it is considered to be an other-than-temporary decline. Accordingly, the investment is written down to its estimated fair value. Other-than-temporary declines in fair value on short-term investments are charged against interest income.

LYNX THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Cash, Cash Equivalents and Short-term Investments—(continued)

     The cost of investments in commercial paper and corporate bonds and notes is adjusted for the amortization of premiums and accretion of discounts to maturity, which is included in interest income. The cost of securities sold, if any, is based on the specific identification method.

Inventory

     Inventory is stated at the lower of cost (which approximates first-in, first out cost) or market. The balances at December 31, 2003 and December 31, 2002 were classified as raw materials and consisted primarily of reagents and other chemicals utilized while performing genomics discovery services. Inventory used in providing genomics discovery services and for reagent sales is charged to cost of services fees and other as consumed. Reagents and chemicals purchased for internal development purposes are charged to research and development expense as incurred.

Property and Equipment

     Property and equipment are stated at original cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which are generally three years. Leasehold improvements are amortized over the lesser of the useful life of the asset or the remaining term of the facility lease. Amortization of assets recorded under capital leases is included with depreciation expense.

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

LYNX THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Revenue Recognition—(continued)

     Revenue from significant collaborators, customers and licensees represented the following percentages of total revenue:

	Year Ended December 31,
	2003	2002	2001
Takara Bio Inc.	39%	16%	12%
E.I. DuPont de Nemours and Company	28%	32%	37%
BASF AG	14%	11%	24%
Bayer CropScience	4%	14%	4%
Geron Corporation	—	15%	—
Institute of Molecular and Cell Biology	—	—	12%

Net Loss Per Share

     Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Basic and diluted net loss per share amounts are the same in each year as the Company incurred a net loss for all periods presented.

     The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Net loss	$(8,760)	$(15,531)	$(16,730)

Basic and diluted:
Weighted-average shares of common stock outstanding	4,854	3,455	1,823
Less weighted-average shares subject to repurchase	—	—	(1)

Shares used in computing basic and diluted net loss per share	4,854	3,455	1,822

Basic and diluted net loss per share	$(1.80)	$(4.50)	$(9.18)

     Had Lynx been in a net income position, diluted earnings per share would have included the impact of outstanding shares subject to repurchase and the impact of dilutive outstanding options and warrants to purchase common stock. Excluded from the computation of basic and diluted net loss per share are approximately 1,887,000, 1,338,000 and 443,000 shares related to options and warrants to purchase common stock at December 31, 2003, 2002 and 2001, respectively, prior to the application of the treasury stock method. Such shares have been excluded because they are anti-dilutive for all periods presented.

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

LYNX THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Stock-Based Compensation—(continued)

     All stock option awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model, in accordance with SFAS 123 and Emerging Issues Task Force Consensus No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The option arrangements are subject to periodic remeasurement over their vesting terms. The Company recorded no compensation expense related to option grants to non-employees for the years ended December 31, 2003, 2002 and 2001.

     Pro forma information regarding net loss and net loss per share required by Statement of Financial Accounting Standard No. 123, Accounting for Stock-based Compensation (SFAS 123), as amended by SFAS 148, is presented below and has been determined as if the Company had accounted for awards under its stock option and employee stock purchase plans using the fair value method:

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Net loss, as reported	$(8,760)	$(15,531)	$(16,730)
Add: Stock-based employee compensation, as reported	9	541	630
Deduct: Stock based employee compensation, as if fair value method applied to all awards	(2,457)	(4,765)	(5,976)

Net loss, pro forma as if fair value method applied to all awards	$(11,208)	$(19,755)	$(22,076)

Basic and diluted net loss per share, as reported	$(1.80)	$(4.50)	$(9.18)

Basic and diluted net loss per share, pro forma as if fair value method applied to all awards	$(2.31)	$(5.72)	$(12.12)

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

LYNX THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Segment Reporting—(continued)

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
United States	$6,692	$8,906	$7,520
Europe
Germany	4,058	5,570	6,346
France		35	696
United Kingdom	63	—	100
Norway		30	—
Asia
Japan	7,098	2,865	2,322
Singapore	150	—	2,270
Africa	40

	$18,101	$17,406	$19,254

Income Taxes

     Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the reported cumulative net losses for the prior three years, the Company has provided a full valuation against its net deferred tax assets as of December 31, 2003 and 2002. The Company intends to evaluate the realizability of the deferred tax assets on a quarterly basis. See Note 10 to the Consolidated Financial Statements.

Investments in Equity Securities

     As of December 31, 2003, Lynx held an approximate 42% equity interest in Axaron Bioscience AG. In 2001, Lynx made a capital investment in Axaron of approximately $4.5 million. Lynx accounts for its equity investment in Axaron using the equity method in accordance with Accounting Principles Board No. 18, The Equity Method of Accounting for Investments in Common Stock (APB 18), because Lynx’s ownership is greater than 20% and Lynx has the ability to exercise significant influence over the operating, investing and financing decisions of Axaron. Under the equity method, Lynx records its pro-rata share of Axaron’s income or losses and adjusts the basis of its investment accordingly. As of December 31, 2003, the Company’s investment in Axaron was reduced to zero.

Recent Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments for periods beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s results of operations or financial position.

LYNX THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Recent Accounting Pronouncements—(continued)

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after March 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not believe the adoption of FIN 46 will have a material impact on its financial position or results of operations.

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

2. Cash Equivalents and Short-term Investments

     The following is a summary of available-for-sale securities:

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
December 31, 2003
Money market mutual funds	$1,508	$—	$—	$1,508

December 31, 2002
Money market mutual funds	$9,179	$—	$—	$9,179

     As of December 31, 2003 and 2002, no securities were classified as short-term investments.

3. Investment in and Transactions with Related Parties

Axaron Bioscience AG

     The Company holds an equity investment in Axaron Bioscience AG (“Axaron”) (See Note 4). As of December 31, 2003, Lynx held approximately a 42% ownership interest in Axaron and had the ability to exercise significant influence over Axaron’s operating and accounting policies. Lynx has accounted for the investment under the equity method in accordance with APB Opinion No. 108. Under the equity method, the Company records its pro-rata share of the income or losses of Axaron. Axaron is engaged in employing Lynx’s technologies in its neuroscience, toxicology and microbiology research programs. See Note 4 for further discussion of the joint venture.

LYNX THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

3. Investment in and Transactions with Related Parties (continued)

     Summarized unaudited financial information of Axaron is as follows (in thousands):

	December 31,
	2003	2002	2001
Condensed Balance Sheet Data:
Current assets	$4,574	$7,459	$11,502
Noncurrent assets	5,198	5,727	5,665
Current liabilities	1,247	1,872	3,269
Stockholders’ equity	8,525	11,314	13,898
Condensed Statements of Operations Data:
Net sales	4,226	2,539	9,486
Operating costs and expenses	8,987	8,911	9,525
Income or (loss) from continuing operations	(4,759)	(6,372)	(39)
Net income (loss)	(4,644)	(6,131)	65

     In 2001, Lynx extended its technology licensing agreement with Axaron. The license extends Axaron’s right to use Lynx’s proprietary MPSS and Megasort technologies non-exclusively in Axaron’s neuroscience, toxicology and microbiology programs until December 31, 2007. Lynx received from Axaron a $5.0 million technology license fee, which was recorded as deferred revenue and is being recognized on a straight-line basis over the noncancelable term of the agreement. The recorded revenue for year ended December 31, 2003, 2002 and 2001 was $760,000, $759,000 and $443,000, respectively. The Company performed genomics discovery services for Axaron in 2001, and recorded service revenue of $10,000. In 2001, Lynx made a capital investment in Axaron of approximately $4.5 million. For the year ended December 31, 2003 and 2002, Lynx’s pro-rata share of Axaron’s losses was approximately $1.9 million and $2.5 million, respectively. Lynx’s pro-rata share of Axaron’s earnings was immaterial for 2001.

     The Company has also subleased certain offices in Germany to Axaron. During 2003, 2002 and 2001, the Company received an immaterial amount of sublease income from Axaron.

Other Transactions with Related Parties

     For legal services and expenses during the calendar year ended December 31, 2003, Lynx paid approximately $322,000 to Cooley Godward LLP, Lynx’s counsel, of which a director of Lynx, is a partner. At December 31, 2003 Lynx had an outstanding liability to Cooley Godward LLP of approximately $55,000.

     For business development consulting services and expenses during the calendar year ended December 31, 2003, Lynx paid approximately $222,000 to L.E.K. Consulting LLC, of which a director of Lynx is President of its North American practice. At December 31, 2003 Lynx had an outstanding liability to L.E.K. of approximately $1,200.

     For genomics discovery services performed during the calendar year ended December 31, 2003, Lynx received approximately $248,000 from the Institute for Systems Biology, of which a director of Lynx is President and Director.

     In June 2001, Dr. Sydney Brenner, a director of the Company, entered into a consulting agreement with us. Pursuant to the agreement, Dr. Brenner performs consulting services of at least eight to 16 hours per month in consideration of his standard consulting fee. In 2003, Dr. Brenner received no consulting fees under this agreement.

LYNX THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

4. Collaborators, Customers and Licensees

     The following are summary descriptions of certain key collaborators, customers and licensees:

E.I. DuPont de Nemours and Company

     In October 1998, Lynx entered into a research collaboration agreement with E.I. DuPont de Nemours and Company to apply Lynx’s technologies on an exclusive basis to the study of certain crops and their protection. Under the terms of the agreement, Lynx received payments over a five-year period that ended in the fourth quarter of 2003 for genomics discovery services, the achievement of specific technology milestones and the delivery of genomic maps of specified crops. Lynx received an initial payment of $10.0 million for technology access at the execution of the agreement, and service fees of $12.0 million were received by Lynx over a three-year period, which commenced in January 1999. The agreement was extended with Lynx for a two-year period during which the Company received additional service fees of $8.0 million through the fourth quarter of 2003.

     Through December 31, 2003, Lynx received aggregate payments of $35.0 million from DuPont under the 1998 agreement.

     In late November 2003, Lynx entered into a new five year services agreement with DuPont. Through this agreement, we will continue to provide MPSS services to enhance DuPont’s discovery and development of new agricultural traits and products.

BASF AG

     In October 1996, Lynx entered into an agreement with BASF AG, as amended in October 1998, to provide BASF with nonexclusive access to certain of Lynx’s genomics discovery services. In connection with certain technology development accomplishments, BASF paid Lynx a technology access fee of $4.5 million in the fourth quarter of 1999. BASF’s access to Lynx’s genomics discovery services is for a minimum of two years and requires BASF to purchase services at a minimum rate of $4.0 million per year. At the end of the initial two-year service period in the fourth quarter of 2001, BASF exercised its right to carryover for an additional two-year period through the fourth quarter of 2003, a certain level of previously unrequested genomics discovery services. The agreement expired in September 2003.

     Through December 31, 2003, Lynx received aggregate payments of $19.0 million from BASF under the agreement.

Bayer CropScience (formerly Aventis CropScience GmbH)

     In March 1999, Aventis Pharmaceuticals, formerly Hoechst Marion Roussel, Inc., obtained nonexclusive access to certain of Lynx’s genomics discovery services for the benefit of its affiliate, Aventis CropScience, which is now Bayer CropScience. Lynx received an initial payment for genomics discovery services to be performed by Lynx for Bayer CropScience. The service period was renewed in March 2000, extended in March 2002 for an additional five-year period, and amended in September 2002. Related to the five-year extension and subsequent amendment, Bayer CropScience and Lynx plan to jointly develop and commercialize a novel assay based on Lynx’s proprietary bead-based technologies. Lynx and Bayer CropScience will own the assay technology jointly. Lynx will manufacture and sell the services or products based on the assay technology and will pay related royalties to Bayer CropScience. Additionally, Lynx will derive revenues from performing genomics discovery services for Bayer CropScience during the development and commercialization phase of the agreement. Lynx and Bayer CropScience currently collaborate to apply our technology for the purpose of identifying sequences that might be inserted in genetically modified plants. This is an evaluation project for understanding the possible Bayer CropScience product applicability and our commercial viability of this limited application.

LYNX THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

4. Collaborators, Customers and Licensees—(continued)

Takara Bio Inc. (formerly Takara Shuzo Co., Ltd.)

     In November 2000, Lynx entered into a collaboration and license agreement with Takara Bio Inc. of Japan. The license, as amended in December 2002 and in July 2003, provided Takara with the right in Japan, Korea and China, including Taiwan, to use Lynx’s proprietary Megaclone, Megasort and MPSS technologies exclusively until the expiration of the relevant Lynx patents to provide genomics discovery services and to manufacture and sell microarrays containing content identified by Lynx’s technologies. Under the terms of the original license agreement, Takara has a nonexclusive license right to manufacture and sell such microarrays elsewhere throughout the world. In connection with the 2002 amendment to the collaboration, Takara was also granted a royalty-bearing, nonexclusive right to provide genomics discovery services to customers in France and Italy.

     Under the terms of the collaboration agreement, as amended, Lynx received payments from Takara for technology access fees, royalties on sales of microarrays and revenues from genomics discovery services, the sale to Takara of proprietary instruments and reagents used in applying Lynx’s technologies and purchases of Lynx common stock. In the event of improvements made by Takara that increase the efficiency of Lynx’s technologies by a defined amount, Lynx and Takara have agreed to negotiate in good faith a limited reduction to the royalty rate applicable to the above royalties. In December 2002, Lynx sold two MPSS instruments to Takara for Takara’s use in providing genomics discovery services in licensed territories. As part of the 2002 amendment to the collaboration, Takara accelerated its technology access fee payments to Lynx.

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

     As part of a 2003 amendment to the collaboration and license agreement with Takara, Takara made a payment of approximately $3.0 million dollars to Lynx in exchange for which Takara was relieved of its obligation to make technology access fee payments to Lynx totaling approximately $2.0 million dollars during 2003 and 2004 and royalties in respect of Takara’s sales, and acquired three additional MPSS instruments for Takara’s use in providing genomics discovery services in Takara’s licensed territories. In addition, Takara will no longer be required to make future equity investments in Lynx.

     Through December 31, 2003, Lynx received aggregate payments of $14.7 million, net of foreign withholding taxes, from Takara under the collaboration agreement. The remaining commitment under this agreement is limited to providing a minimum level of reagents to Takara, at agreed prices, in order for Takara to perform MPSS in their licensed territories.

Axaron Bioscience AG, formerly BASF-LYNX Bioscience AG

     In 1996, Lynx and BASF established Axaron Bioscience AG, a joint venture company in Heidelberg, Germany. Axaron began operations in 1997 and is employing Lynx’s technologies in its neuroscience, toxicology and microbiology research programs. Upon the establishment of Axaron, Lynx contributed access to Lynx’s technologies to Axaron in exchange for an initial 49% equity ownership in Axaron. BASF, by committing to provide research funding to Axaron of DM50 million (or approximately $32.0 million based on a December 2003 exchange rate) over a five-year period beginning in 1997, received an initial 51% equity ownership in Axaron. In 1998, BASF agreed to provide an additional $10.0 million in research funding to Axaron, of which $4.3 million was paid to us for technology assets related to a central nervous system program. In the period since the joint venture was established, management and employees increased their equity ownership in Axaron to 15%, thereby reducing the ownership of Lynx and BASF to 41.6% and 43.4%, respectively.

LYNX THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

4. Collaborators, Customers and Licensees—(continued)

     In June 2001, Lynx extended its technology licensing agreement with Axaron. The license extends Axaron’s right to use Lynx’s proprietary MPSS and Megasort technologies nonexclusively in Axaron’s neuroscience, toxicology and microbiology programs until December 31, 2007. The agreement also positions Axaron to apply Lynx’s technologies to specific disorders in the neuroscience field. Under the terms of the agreement, Lynx received a $5.0 million technology license fee from Axaron. Lynx intends to furnish to Axaron, initially without charge and later for a fee, proprietary reagents and additional MPSS instruments for use in Axaron’s research programs.

     In 2001, Lynx and BASF agreed to continue their support of Axaron’s growth, including an increase in the capital of Axaron. Lynx made an additional investment of $4.5 million in Axaron, which maintained its ownership interest in Axaron at approximately 42%. Given Lynx’s ownership share of Axaron and its ability to exercise significant influence over Axaron’s operating and accounting policies, Lynx has accounted for the investment under the equity method in accordance with Accounting Principles Board No. 18, The Equity Method of Accounting for Investments in Common Stock.

     Through December 31, 2003, Lynx received aggregate payments of $9.3 million from Axaron under all related agreements. Lynx recorded revenue of $0.8 million in 2003, $0.8 million in 2002, and $0.4 million in 2001 from Axaron, as the technology license fee from Axaron is being recognized as revenue on a straight-line basis over the noncancelable term of the technology licensing agreement. Lynx may receive additional payments from Axaron over the remaining term of the technology licensing agreement from the sale to Axaron of proprietary reagents and additional MPSS instruments for use in Axaron’s research programs.

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

6. Sale of Technology Assets

     In March 2002, Lynx sold its intellectual property rights under the N3’-P5’ phosphoramidate patent estate to Geron Corporation (“Geron”) in exchange for $1.0 million in cash and 210,000 shares of Geron common stock. The agreement with Geron involves the sale of a family of patents covering process and compositional matter claims related to oligonucleotides containing phosphoramidate backbone linkages. The Company recognized proceeds of approximately $2.6 million from the sale of this technology to Geron, reflected in the statement of operations as collaborative research and other revenue. The Company sold all of the Geron stock in April 2002, realizing a loss upon sale of approximately $64,000.

LYNX THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

7. Restructuring Charges

     In January 2003, Lynx implemented a reduction of approximately 25% of its workforce, or 32 people. The Company recorded a workforce reduction charge of $0.3 million related primarily to severance compensation expense for former Lynx employees in the first quarter of 2003, which amounts had been paid entirely as of April 30, 2003.

     In April 2002, Lynx implemented a reduction of approximately 30% of its domestic workforce, or 45 people. The Company recorded a workforce reduction charge of $0.5 million related primarily to severance compensation expense for former Lynx employees in the second quarter of 2002. The entire $0.5 million charge was paid during 2002.

8. License Agreements

     Lynx has entered into various license agreements with companies and academic institutions. Such agreements generally require Lynx to pay annual or semiannual license fees and are generally cancelable upon 30 to 90 days’ notice. The expenses associated with licenses were approximately $139,000, $60,000 and $75,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

9. Notes Receivable from Officers

     In 1999, the Company entered into loan agreements with certain officers of the Company. The aggregate loans totaled $360,000, were secured by second mortgages on real property, had interest accruable at rates of 4.83% to 6.02% per annum and were subject to early repayment under specified circumstances. The principal and interest on the loans were to be forgiven, based on the officer’s continuous employment over a four-year period, on the anniversary dates of employment. The loans were either paid in full or forgiven in 2002 under the terms of the agreements.

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

LYNX THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

10. Stockholders’ Equity

Common Stock

     At December 31, 2003, Lynx had reserved shares of common stock for issuance upon the exercise of outstanding employee and non-employee stock options, upon the issuance of shares to be purchased pursuant to the employee stock purchase plan and upon the exercise of outstanding warrants as noted below:

Stock option grants outstanding	524,103
Shares available for future option grants	208,156
Employee stock purchase plan shares	75,010
Warrants	1,363,068

2,170,337

     In December 2003, we completed a private financing of common stock and warrants to purchase common stock. The financing included the sale of 800,000 newly issued shares of common stock, at a purchase price of $5.00 per share, resulting in gross proceeds of $4 million, pursuant to a common stock purchase agreement between Lynx and certain investors. In connection with this transaction, Lynx issued warrants to purchase up to 200,000 shares of common stock at an exercise price of $6.25 per share.

     In September 2003, we completed a private financing of common stock and warrants to purchase common stock. The financing included the sale of 744,000 newly issued shares of common stock, at a purchase price of $4.03 per share, resulting in gross proceeds of $3 million, pursuant to a common stock purchase agreement between Lynx and certain investors. In connection with this transaction, Lynx issued warrants to purchase 186,000 shares of common stock at an exercise price of $9.91 per share.

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

LYNX THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

10. Stockholders’ Equity—(continued)

     In November 1996, Lynx issued common stock and options in exchange for shares of Spectragen, Inc. common stock and options held by certain officers, employees and one consultant of Spectragen, pursuant to an agreement of merger between Lynx and Spectragen, and charged deferred compensation of approximately $1.4 million ratably to expense as the repurchase rights expired over the period of 1997 through 2002. At the same time, Lynx issued options to purchase shares of Lynx common stock in exchange for options to purchase shares of Spectragen common stock pursuant to the agreement of merger between the Company and Spectragen and charged deferred compensation of approximately $712,000 to expense over the respective vesting periods of the grants from 1997 through 2002.

     In December 1997, Lynx’s board of directors (the “Board”) approved the commencement of vesting of certain performance-based stock options that had been granted to certain employees prior to the merger between Spectragen and Lynx. In connection with this action, Lynx recognized deferred compensation of $4.1 million, which has been charged to expense over the five-year vesting period from December 1997 through November 2002.

1992 Stock Option Plan

     In July 1992, the Board adopted, and the stockholders subsequently approved, the Company’s 1992 Stock Option Plan (the “1992 Plan”). In May 1996, the stockholders approved an amendment to the 1992 Plan extending the term of the 1992 Plan until March 2006. In May 2003, the stockholders approved an amendment to the 1992 Plan, authorizing the increase in the number of shares authorized for issuance under the 1992 Plan from a total of 871,052 shares to 1,071,052 shares.

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

LYNX THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

10. Stockholders’ Equity—(continued)

The stock option activity under the 1992 Plan was as follows:

	Options Outstanding
	Available for	Number of Shares	Weighted Average
	Grant	Subject to Options	Exercise Price
Balance at January 1, 2001	41,904	348,498	$92.61
Shares authorized	100,000	—	—
Options granted	(97,115)	97,115	$54.90
Options exercised	—	(31,122)	$14.71
Options canceled	34,187	(34,248)	$77.48

Balance at December 31, 2001	78,976	380,243	$90.72
Shares authorized	85,714	—	—
Options granted	(129,120)	129,120	$9.29
Options exercised	—	(1,011)	$2.50
Options canceled	139,986	(147,765)	$64.60

Balance at December 31, 2002	175,556	360,587	$72.51
Shares authorized	200,000	—	—
Options granted	(242,750)	242,750	$2.17
Options exercised	—	(1,000)	$2.09
Options canceled	75,350	(78,234)	$77.10

Balance at December 31, 2003	208,156	524,103	$39.38

     As of December 31, 2003, all options granted under the 1992 Plan were nonqualified options. There were 223,929, 180,384 and 167,786 options exercisable under the 1992 Plan at December 31, 2003, 2002 and 2001, respectively.

LYNX THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

10. Stockholders’ Equity—(continued)

     The options outstanding at December 31, 2003 have been segregated into ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
	Options	Weighted-average	Weighted-	Options currently	Weighted-
	outstanding at	remaining	average	exercisable at	average
Range of	December 31,	contractual life	exercise	December 31,	exercise
exercise prices	2003	(in years)	price	2003	price
$2.09 - $2.09	231,000	9.22	$2.09	28,250	$2.09
$2.66 - $10.01	101,717	8.30	$8.26	37,190	$7.86
$10.78 - $56.98	60,298	4.16	$30.27	50,634	$27.27
$58.63 - $80.50	62,626	5.70	$71.36	51,944	$70.59
$80.92 - $243.25	53,805	5.75	$118.20	45,090	$114.39
$245.00 - $332.92	2,803	6.56	$276.37	1,913	$277.04
$339.50- $339.50	1,142	6.53	$339.50	780	$339.50
$341.25 - $341.25	856	6.51	$341.25	583	$341.25
$386.75 - $386.75	571	6.11	$386.75	428	$386.75
$537.25 - $537.25	9,285	6.15	$537.25	7,117	$537.25

$2.09 - $537.25	524,103	7.60	$39.38	223,929	$69.39

1998 Employee Stock Purchase Plan

     In May 1998, the stockholders approved the adoption of the Company’s 1998 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan authorized the issuance of 103,369 shares of common stock pursuant to purchase rights granted to employees of the Company and is intended to be an “employee stock purchase plan” as defined in Section 423 of the Internal Revenue Code. As of December 31, 2003, a total of 28,359 shares of common stock had been issued to employees at an aggregate purchase price of $922,556 and a weighted-average purchase price of $32.53 per share pursuant to offerings under the Purchase Plan, and 75,010 shares remained available for future issuance. Pursuant to our transfer from the Nasdaq National Market to the Nasdaq SmallCap Market, we have suspended our Purchase Plan.

Pro Forma Information

     Pro forma information regarding net loss and net loss per share is required by Statement of Financial Accounting Standard No. 123, Accounting for Stock-based Compensation (SFAS 123), as amended by SFAS 148, and has been determined as if the Company had accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The weighted-average fair value of options granted in 2003, 2002 and 2001 was $1.53, $6.99 and $41.68 per share, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model for the single option approach with the following weighted-average assumptions: a risk-free interest rate of 2.84%, 2.98% and 4.35% for 2003, 2002 and 2001, respectively; a weighted-average expected life of five years for 2003, 2002 and 2001 grants; an expected dividend yield of zero for all three years; and a volatility factor of the expected market price of the Company’s common stock of 88% for 2003, 106% for 2002 and 109% for 2001.

LYNX THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

10. Stockholders’ Equity—(continued)

     Under SFAS 123, the fair value for the Purchase Plan purchase rights was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001, respectively: risk-free interest rate of 2.93%, 2.98% and 2.2%; no dividend yields; volatility factor of the expected market price of the Company’s common stock of 86%, 106% and 109%; and a weighted-average expected life of 0.50, 0.50 and 0.47 years. The weighted-average fair value of those purchase rights granted in 2003, 2002 and 2001, respectively, was $2.07, $17.74 and $58.00.

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

11. Closure of German Operations

     In 2003 the Company decided to cease operations at its subsidiary, Lynx GmbH, located in Heidelberg Germany since the Company determined that this operation was no longer critical to the Company’s core strategic focus. In January 2003, Lynx implemented a workforce reduction of approximately 92% or 23 people based at Lynx Therapeutics, GmbH, and in December 2003, the GmbH facility was closed. The Company incurred a loss of $689,000 due to the closure consisting entirely of losses on the disposal of fixed assets. The net book value of the assets sold was $0.9 million. This was recorded in other income (expense), net in the statement of operations. Lynx may be required to pay up to EURO 50,000, or approximately $63,000, based on a December 31, 2003 exchange rate, for costs necessary to alter the facilities space to permit or enable another party to lease such space. Lynx is obliged to pay the remaining unamortized balance for tenant improvements financed by the landlord over the term of the lease of EURO 25,705 or approximately $32,300. The Company has recognized the expected payment amounts as of December 31, 2003.

LYNX THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

12. Income Taxes

     The income tax provision of $202,000 for 2003 consisted primarily of foreign withholding tax on payments received from our licensee, Takara. The income tax benefit of $98,000 for 2002 related primarily to a refund received for federal alternative minimum taxes paid in prior periods, offset by foreign withholding tax due on payments received from Lynx’s licensee. The provision for income taxes of $81,000 for 2001 relates entirely to foreign taxes.

     In the accompanying statements of operations, “Loss before provision for income taxes” includes the following components for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	Year Ended December 31,
	2003	2002	2001
Domestic	$(6,394)	$(14,426)	$(15,705)
Foreign	(2,164)	(1,203)	(944)

	$(8,558)	$(15,629)	$(16,649)

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	—	—	—
State	$1	(38)	—
Alternative Minimum	—	(270)	—
Taxes
Foreign	201	210	81

Total Current	$202	$(98)	$81
Deferred:
Federal	—	—	—
State	—	—	—

Total Deferred	—	—	—

Total provision (benefit)	$202	$(98)	$81

LYNX THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

12. Income Taxes—(continued)

     The reconciliation of income tax expense (benefit) attributed to continuing operations computed at the U.S. federal statutory rates to income tax expense (benefit) for the fiscal years ended December 31, 2003, 2002 and 2001 is as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Tax provision (benefit) at U.S. statutory rate	$(2,910)	$(5,314)	$(5,675)
Alternative minimum tax	1	(308)	—
Foreign taxes	201	210	81
Loss for which no tax benefit is currently recognizable	2,910	5,314	5,675

	$202	$(98)	$81

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$29,714	$21,400
Research and development tax credit carryforwards	5,559	4,540
Alternative minimum tax credit carryforwards	—	—
Capitalized research and development expenditures	3,701	3,110
Deferred revenues	1,989	5,424
Reserves and accruals	497	570
Valuation allowance	(41,460)	(35,044)

Net deferred tax assets	$—	$—

     Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as of December 31, 2003 and 2002 has been established to reflect these uncertainties. The change in the valuation allowance was a net increase of $6.4 million for the year ended December 31, 2003, a net decrease of $1.5 million and a net increase of $5.9 million for the years ended December 31, 2002 and 2001, respectively. Deferred tax assets related to carryforwards at December 31, 2003 include approximately $3.9 million associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to stockholders’ equity.

     As of December 31, 2003, the Company had a federal net operating loss carryforward of approximately $85.5 million, which will expire at various dates from 2010 through 2023, if not utilized. The Company had a state net operating loss carryforward of approximately $10.7 million, which will expire in the years 2004 through 2013.

LYNX THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

12. Income Taxes—(continued)

     As of December 31, 2003, the Company also had federal and California research and development and other tax credit carryforwards of approximately $3.4 million and $3.3 million, respectively. The federal research and development credits will expire at various dates from 2018 through 2023, if not utilized. The California research and development credits do not expire.

     Utilization of the Company’s net operating loss and credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and credits before utilization.

13. Obligations Under Operating Leases

     In February 1998, the Company entered into a noncancelable operating lease for facilities space of approximately 111,000 square-feet in two buildings in Hayward, California. Currently, Lynx’s corporate headquarters, principal research and development facilities and production facilities are located in one of the two buildings. The remaining space will be developed and occupied in phases, depending on the Company’s growth. The term of the lease commenced on December 15, 1998 and expires on December 14, 2008. Under the terms of the lease, the monthly rental payments were fixed for the first 24 months. Thereafter, the monthly rental payments increase and are subject to annual Consumer Price Index-based adjustments, with minimum and maximum limits. The Company is recognizing rent expense on a straight-line basis over the lease period. The Company leased approximately 37,000 square feet of additional space in one of the buildings for further expansion purposes. The Company has the option to extend the lease for an additional five-year period, subject to certain conditions, with payments to be determined at the time of the exercise of the option.

     In June 1998, Lynx GmbH entered into a noncancelable operating lease for facilities space of approximately 6,300 square-feet in Heidelberg, Germany, to house its operations. The lease was terminated as of December 31, 2003. Upon termination, Lynx is obliged to pay the remaining unamortized balance of tenant improvements financed by the landlord over the term of the lease. Additionally, Lynx may be required to pay up to approximately EURO 50,000 (or approximately $63,000 based on a December 31, 2003 exchange rate) for the costs necessary to alter the facilities space to permit or enable another party to lease such space. Now that the lease is terminated, Lynx estimates that the total payments, including possible alteration costs, will be approximately $97,600.

     The Company has also leased equipment under various operating lease agreements subject to minimum annual lease payments. Minimum annual rental commitments and sublease income under non-cancelable operating leases are as follows (in thousands):

Lease
Years Ending December 31,	Commitments
2004	$2,742
2005	2,803
2006	2,873
2007	2,945
Thereafter	2,903

$14,266

     Rent expense for facilities and equipment under operating leases was $3,034,000, $2,752,000 and $2,854,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Rental income for the facilities under sublease

LYNX THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

13. Obligations Under Operating Leases—(continued)

was approximately $760,000, $1,266,000 and $1,227,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

14. 401(k) Plan

     In October 1992, Lynx adopted a 401(k) Plan covering all of its employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to 25% (subject to an annual limit prescribed by the Internal Revenue Code) and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional contributions to the 401(k) Plan by Lynx on behalf of all participants in the 401(k) Plan. In the years ended December 31, 2003, 2002 and 2001, the Company contributed $64,400, $98,900 and $99,500, respectively.

15. Equipment Financing

     In October 2002, Lynx entered into a loan and security agreement with a financial institution, Comerica Bank-California, for an equipment line of credit of up to $2.0 million with a draw-down period of one year. Under the initial advance, Lynx drew down $1.6 million in November 2002 related to the purchase of equipment made in previous periods. Lynx granted Comerica Bank-California a security interest in all items Lynx financed under this agreement. The initial advance under the loan to finance the purchase of equipment made in previous periods has a term of 24 months from the date of advance and bears interest at a rate of 7.25%. In May 2003, the Company renegotiated the terms of the agreement, which now require that the Company maintain a minimum cash balance of restricted cash and cash equivalents in an account at Comerica Bank-California of at least 110% of the principal balance under loans outstanding under this agreement until Comerica Bank-California receives payment in full of all outstanding obligations. As of December 31, 2003, the principal balance under loans outstanding under this agreement was $0.7 million. Accumulated depreciation relating to these assets as of December 31, 2003 and 2002, amounted to $0.3 million and $0.1 million, respectively.

     In 1998, the Company entered into a financing agreement with a financial institution, TransAmerica Business Credit Corporation (“TransAmerica”), under which Lynx drew down $4.8 million during 1999 for the purchase of equipment and certain other capital expenditures. Lynx granted TransAmerica a security interest in all items financed by the Company under this agreement. Each draw down under the loan has a term of 48 months from the date of the draw down and bears interest at rates ranging from 10.9% to 11.8%. The original draw-down period under the agreement expired on March 31, 2000. In September 2000, Lynx obtained additional financing of $950,000 under an amendment to the original financing agreement. As of December 31, 2003, the principal balance under loans outstanding under this agreement was approximately $0.4 million. Accumulated depreciation relating to these assets amounted to $5.5 million and $5.5 million as of December 31, 2003 and 2002, respectively.

     The carrying amounts of the Company’s borrowings under its equipment financings approximate their fair values. The fair values are estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

     Equipment loans outstanding at December 31, 2003 will be fully repaid during 2004.

LYNX THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

16. Quarterly Results (Unaudited)

	Fiscal Year 2003 Quarter Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$3,264	$4,585	$8,272	$1,980
Income (loss) from operations	(3,102)	(1,881)	2,441	(2,962)
Net income (loss)	(3,972)	(2,857)	1,813	(3,744)
Basic net income (loss) per share	(0.85)	(0.61)	0.39	(0.80)
Diluted net income (loss) per share	$(0.85)	$(0.61)	$0.38	$(0.80)

	Fiscal Year 2002 Quarter Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$5,022	$2,853	$4,833	$4,698
Loss from operations	(3,898)	(4,927)	(2,086)	(2,796)
Net loss	(3,759)	(5,476)	(3,274)	(3,022)
Basic and diluted net loss per share	$(1.91)	$(1.61)	$(0.80)	$(0.69)

     Net loss per share amounts have been restated to reflect the effect of a 1-for-7 reverse split of Lynx’s common stock effected on January 15, 2003. Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters may not be equal to the full year net loss per share amounts.

17. Subsequent Events (Unaudited)

     In March 2004, we announced a reduction of approximately 15% of our total workforce, or 14 people. The reduction included positions in all functions of the Company’s business. The workforce reduction was intended to further focus our financial and human resources on expanding the commercial use of MPSS.

     On March 24, 2004 Lynx and Solexa Ltd. jointly acquired from Manteia SA the rights to proprietary technology assets for DNA colony generation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

     Based on their evaluation as of December 31, 2003, our chief executive officer and acting chief financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-K. There were no changes in our internal control over financial reporting during the quarter ended December 30, 2003 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

     Our management, including our chief executive officer and acting chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Our executive officers and directors, and their ages as of February 18, 2004, are as follows:

Name	Age	Position
Kevin P. Corcoran	45	President, Chief Executive Officer and Director
Jen-i Mao, Ph.D.	51	Vice President, Genetic Analysis
Kathy A. San Roman	50	Vice President, Human Resources & Administration and Acting Chief Financial Officer
Thomas J. Vasicek, Ph.D.	45	Vice President, Business Development
Craig C. Taylor (1) (2)	53	Chairman of the Board
Sydney Brenner, M.B., D. Phil	77	Director and Principal Scientific Advisor
Leroy Hood, M.D., Ph.D.	65	Director
James C. Kitch (2)	56	Director
Marc D. Kozin (1)	42	Director
James V. Mitchell	53	Director
David C. U’Prichard, Ph.D. (1)	55	Director
Richard P. Woychik, Ph.D.	51	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

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

     Jen-i Mao, Ph.D., has served as Vice President, Genetic Analysis of Lynx since June 1998. Prior to joining Lynx, from 1981 to 1998, Dr. Mao held various management positions at Genome Therapeutics, Inc., a biotechnology company. Her most recent role at Genome Therapeutics, Inc. was as Vice President of Genetics and Technology Development. From 1991 through 1998, Dr. Mao also served as Principal Investigator of the National Institute of Health-funded Genome Science Technology Center to map and sequence human chromosome 10. Dr. Mao received a B.S. in Agricultural Chemistry from the National Taiwan University and a Ph.D. in Molecular Biophysics and Biochemistry from Yale University. Dr. Mao will be leaving the company in April 2004.

     Kathy A. San Roman joined Lynx in August 1992 as Director of Administration and was appointed Vice President, Human Resources and Administration in January 1999 and Acting Chief Financial Officer in March 2004. Prior to joining Lynx, from June 1982 through July 1989, Ms. San Roman held numerous positions at Applied Biosystems, Inc., including most recently as Corporate Secretary. From February 1991 to July 1992, Ms. San Roman was Associate Director, Investor Relations at Informix Corporation, a software development company.

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

     James V. Mitchell has served as a director of Lynx since March 2003. Mr. Mitchell co-founded Meier Mitchell & Company, a company active in the venture lending area, in 1984 and sold the company in 1999. He subsequently served as President of the acquired company until October 2002. Mr. Mitchell received a B.A. in Economics from the University of California at Santa Barbara and an M.B.A. from The Wharton School, University of Pennsylvania.

     David C. U’Prichard, Ph.D., has served as a director of Lynx since March 2001. Dr. U’Prichard currently serves as a President of Druid Consulting LLC and as a Venture Partner at Apax Partners Ltd. From September 1999 to March 2003, he served as the Chief Executive Officer of 3-Dimensional Pharmaceuticals, Inc., a pharmaceutical company. From 1997 until 1999, he served as the President, Research and Development, for SmithKline Beecham Pharmaceuticals, a pharmaceutical company. Prior to joining SmithKline Beecham, from 1994 to 1997, Dr. U’Prichard served as International Research Director of Zeneca Pharmaceuticals, Inc., and, from 1991 to 1994, he managed research groups in the U.S. and U.K. at ICI Pharmaceuticals, Inc. and Zeneca, both of which are pharmaceutical companies. Dr. U’Prichard received a B.Sc. in Pharmacology from the University of Glasgow and a Ph.D. in Pharmacology from the University of Kansas. He currently serves as a director of Invitrogen Corp., a biotechnology company, Guilford Pharmaceuticals Corp., a pharmaceutical company and several private companies.

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

     To our knowledge, based solely on a review of the copies of such reports furnished to us, during the calendar year ended December 31, 2003, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

     The following table sets forth certain compensation paid by Lynx during the calendar years ended December 31, 2003, 2002 and 2001, to our (i) Chief Executive Officer and (ii) other four most highly compensated executive officers whose compensation exceeded $100,000:

Summary Compensation Table

		Annual Compensation				Long-Term Compensation Awards
				Other		Restricted
				Annual		Stock	Securities	All Other
		Salary	Bonus	Compensation		Awards	Underlying	Compensation
Name and Principal Position	Year	($)	($)	($)		($)	Options (#)	($)
Kevin P. Corcoran	2003	$245,713	—	$750	(1)	—	40,000	—
President and Chief Executive	2002	$220,544	—	$750	(1)	—	5,000	—
Officer	2001	$176,654	—	$750	(1)	—	—	—
Edward C. Albini(2)	2003	$246,184	—	$750	(1)	—	30,000	—
Former Chief Financial Officer	2002	$221,552	—	$750	(1)	—	7,142	—
	2001	$205,185	—	$750	(1)	—	—	—
Jen-i Mao, Ph.D.	2003	$173,879	—	$750	(1)	—	25,000	—
Vice President, Genetic	2002	$179,879	—	$25,750	(1)(3)	—	2,142	—
Analysis	2001	$179,723	—	$50,750	(1)(3)	—	—	—
Kathy A. San Roman	2003	$154,619	—	$750	(1)	—	25,000	—
Vice President, Human	2002	$159,032	—	$750	(1)	—	5,000	—
Resources & Administration	2001	$157,500	—	$750	(1)	—	—	—
and Acting Chief Financial Officer
Thomas J. Vasicek, Ph.D.	2003	$216,257	—	$21,720	(1)(4)	—	25,000	—
Vice President, Business	2002	$108,416	—	$15,750	(1)(5)	—	17,142	—
Development	2001	—	—	—		—	—	—

(1)	Includes contributions of $750 made by Lynx to its 401(k) Plan on behalf of such employee.

(2)	Edward C. Albini resigned as Chief Financial Officer of Lynx on February 25, 2004.

(3)	Pursuant to Dr. Mao’s offer of employment with Lynx, a portion of her loan of $100,000 was forgiven in June 2001 and 2002.

(4)	Includes sales commissions received by Dr. Vasicek.

(5)	Includes a sign-on bonus received by Dr. Vasicek when he joined Lynx in June 2002.

     Except as disclosed above, we did not pay any compensation characterized as long-term compensation, including restricted stock awards issued at a price below fair market value or long-term incentive plan payouts, during the year ended December 31, 2003 to any of the Named Executive Officers.

Stock Option Grants and Exercises

     We grant options to our executive officers under our 1992 Stock Option Plan, as amended. As of February 18, 2004, options to purchase a total of 524,103 shares were outstanding under the 1992 Stock Option Plan, and options to purchase 208,156 shares remained available for grant thereunder.

     The following table sets forth, for each of the Named Executive Officers, certain information regarding options granted to, exercised by and held during the year ended December 31, 2003.

Option Grants in Last Fiscal Year

	Individual Grants				Potential Realizable Value
	Number of	% of Total			at Assumed Annual Rates
	Securities	Options			of Stock Price Appreciation
	Underlying Options	Granted to Employees	Exercise Price Per	Expiration	for Option Term (2)
Name	Granted (#)	in 2003 (1)	Share ($/sh)	Date	5% ($)	10% ($)
Kevin P. Corcoran	40,000	16.48%	$2.09	03/20/13	$52,576	$133,237
Edward C. Albini	30,000	12.36%	$2.09	03/20/13	$39,432	$99,928
Jen-i Mao, Ph.D.	25,000	10.30%	$2.09	03/20/13	$32,860	$83,273
Kathy A. San Roman	25,000	10.30%	$2.09	03/20/13	$32,860	$83,273
Thomas J. Vasicek, Ph.D.	25,000	10.30%	$2.09	03/20/13	$32,860	$83,273

(1)	Based on options for an aggregate of 242,750 shares granted to our employees and directors during the year ended December 31, 2003, including the Named Executive Officers.

(2)	The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option, and that the option is exercised and sold on the last day of the term for the appreciated stock price. The assumed annual rates of appreciation are for illustrative purposes only.

     The following table sets forth certain information concerning the number of options exercised by the Named Executive Officers during the year ended December 31, 2003, and the number of shares covered by both exercisable and unexercisable stock options held by the Named Executive Officers.

Aggregated Option Exercises in the Year Ended December 31, 2003 and Option Values

					Value of Unexercised
			Number of Unexercised		In-the-Money Options at
	Shares Acquired on	Value	Options at Year-End		Year End
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Kevin P. Corcoran	—	—	13,745	39,132	$25,680	$145,520
Edward C. Albini	—	—	21,353	32,930	$19,260	$109,140
Jen-i Mao, Ph.D.	—	—	18,713	22,714	$16,050	$90,950
Kathy A. San Roman	—	—	16,069	26,296	$16,071	$90,950
Thomas J. Vasicek, Ph.D.	—	—	5,142	37,000	$—	$107,000

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

     The following table sets forth options granted to our directors during the last fiscal year. The exercise price is equal to the fair market value of the common stock on the last market trading day prior to the date of grant (based on the closing sales price reported on the Nasdaq National Market). As of February 18, 2004, no options had been exercised by non-employee directors under our 1992 Stock Option Plan.

		Number of
		Securities
		Underlying	Exercise Price
		Options	Per Share
Name	Date of Grant	Granted (#)	($/sh)
Sydney Brenner, M.B., D. Phil.	05/21/2003	1,250	$4.03
Leroy Hood, M.D., Ph.D.	05/21/2003	1,250	$4.03
James C. Kitch	05/21/2003	1,250	$4.03
Craig C. Taylor	05/21/2003	1,250	$4.03
Marc D. Kozin	05/21/2003	1,250	$4.03
James V. Mitchell	03/20/2003	5,000	$2.09
David C. U’Prichard, Ph.D.	05/21/2003	1,250	$4.03

     In June 2001, Dr. Brenner entered into a consulting agreement with us. Pursuant to the agreement, Dr. Brenner performs consulting services of at least eight to 16 hours per month in consideration of his standard consulting fee. In 2003, Dr. Brenner received no consulting fees for services performed for us.

Compensation Committee Interlocks and Insider Participation

     Our Compensation Committee was established in March 1994 and is currently composed of two non-employee directors: Messrs. Taylor and Kitch. Mr. Taylor served as Acting Chief Financial Officer of Lynx from July 1994 to April 1997. No executive officer of Lynx has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of Lynx’s board of directors or Compensation Committee. There were no officers or employees of Lynx who participated in deliberations of the Compensation Committee concerning executive officer compensation during the year ended December 31, 2003.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     See Item 5. “Market for Registrant’s Common Equity and Related Stockholder Matters,” for information regarding Lynx’s equity compensation plans.

     The following table sets forth certain information regarding beneficial ownership of Lynx’s common stock as of February 18, 2004 by: (i) each stockholder who is known by us to own beneficially more than 5% of the common stock; (ii) each Named Executive Officer; (iii) each director of Lynx; and (iv) all of our current directors and executive officers as a group.

	Beneficial Ownership (1)
	Number of	Percent of
Name of Beneficial Owner	Shares	Total
Takara Bio Inc.	589,157	9.5%
Seta 3-4-1, Otsu, Shiga, 520-2193, Japan
Cranshire Capital, L.P. (2)	430,000	6.8%
666 Dundee Road, Suite 1901
Northbrook, IL 60062
Craig C. Taylor (3)	74,270	1.2%
Sydney Brenner, M.B., D. Phil.(4)	51,709	*
Edward C. Albini (5)	31,074	*
Kevin P. Corcoran (6)	21,102	*
Jen-i Mao, Ph.D. (7)	20,380	*
Kathy A. San Roman (8)	18,101
Thomas J. Vasicek, Ph.D (9)	12,011	*
James C. Kitch (10)	7,829	*
Leroy Hood, M.D., Ph.D. (11)	5,339	*
David C. U’Prichard, Ph.D. (12)	4,368	*
Marc D. Kozin (13)	2,708	*
James V. Mitchell (14)	2,708	*
Richard P. Woychik, Ph.D.	0	*
All directors and officers as a group (13 persons)(15)	251,600	4.0%

*	Less than one percent.

(1)	This table is based on information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Except as otherwise noted, and subject to community property laws where applicable, Lynx believes that each person or entity named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by him, her or it. Percentage of beneficial ownership is based on 6,199,245 shares of common stock outstanding as of February 18, 2004, except as otherwise noted in the footnotes. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options currently exercisable or exercisable within 60 days of February 18, 2004, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of beneficial ownership of any other person.

(2)	Includes 280,000 shares of common stock and 150,000 shares of common stock issuable upon exercise of a warrant held by Cranshire Capital, L.P. Mitchell P. Kopin, the president of Downsview Capital, Inc., the general partner of Cranshire Capital, L.P., has sole voting control and investment discretion over securities held by Cranshire Capital, L.P. Each of Mitchell P. Kopin and Dowsnview Capital, Inc. disclaims beneficial ownership of the shares held by Cranshire Capital, L.P.

(3)	Includes 16,606 shares of common stock, 3,381 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of February 18, 2004, and 2,270 shares of common stock issuable upon exercise of warrants held by Mr. Taylor. Also includes 52,014 shares of common stock held by Asset Management Associates 1989 L.P. Mr. Taylor, the Chairman of the Board of Lynx, is a general partner of AMC Partners 89, which is the general partner of Asset Management Associates 1989 L.P. Mr. Taylor shares the power to vote and control the disposition of shares held by Asset Management Associates 1989 L.P. and, therefore, may be deemed to be the beneficial owner of such shares. Mr. Taylor disclaims beneficial ownership of such shares, except to the extent of his pro-rata interest therein.

(4)	Includes 18,852 shares of common stock issuable upon exercise of stock options held by Dr. Brenner that are exercisable within 60 days of February 18, 2004.

(5)	Includes 23,830 shares of common stock issuable upon exercise of stock options held by Mr. Albini that are exercisable within 60 days of February 18, 2004.

(6)	Includes 16,459 shares of common stock issuable upon exercise of stock options held by Mr. Corcoran that are exercisable within 60 days of February 18, 2004.

(7)	Includes 20,106 shares of common stock issuable upon exercise of stock options held by Dr. Mao that are exercisable within 60 days of February 18, 2004.

(8)	Includes 18,001 shares of common stock issuable upon exercise of stock options held by Ms. San Roman that are exercisable within 60 days of February 18, 2004.

(9)	Includes 11,285 shares of common stock issuable upon exercise of stock options held by Dr. Vasicek that are exercisable within 60 days of February 18, 2004.

(10)	Includes 2,568 shares of common stock, 4,353 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of February 18, 2004, and 908 shares of common stock issuable upon exercise of a warrant held by Mr. Kitch. Mr. Kitch holds these options for the benefit of Cooley Godward LLP. He shares the power to vote and control the disposition of such shares and, therefore, may be deemed to be the beneficial owner of such shares. Mr. Kitch disclaims beneficial ownership of such shares, except to the extent of his pro-rata interest therein.

(11)	Includes 4,354 shares of common stock issuable upon exercise of stock options held by Dr. Hood that are exercisable within 60 days of February 18, 2004.

(12)	Includes 4,354 shares of common stock issuable upon exercise of stock options held by Dr. U’Prichard that are exercisable within 60 days of February 18, 2004.

(13)	Includes 2,708 shares of common stock issuable upon exercise of stock options held by Mr. Kozin that are exercisable within 60 days of February 18, 2004.

(14)	Includes 2,708 shares of common stock issuable upon exercise of stock options held by Mr. Mitchell that are exercisable within 60 days of February 18, 2004.

(15)	Includes 117,931 shares of common stock (including shares of common stock held by entities affiliated with certain directors), 130,391 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of February 18, 2004 and 3,178 shares of common stock issuable upon exercise of warrants held by current directors and officers. See Notes 4 through 14 above.

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

     In April 1997, Lynx entered into a full-recourse loan agreement with Edward C. Albini, Lynx’s former Chief Financial Officer. A note receivable of $250,000 was issued under a stock purchase agreement for the purchase of 50,000 shares of common stock whereby all the shares issued under the agreement were pledged as collateral. The outstanding principal amount was due and payable in full in April 2002, subject to an obligation to prepay under specified circumstances. Interest was payable upon the expiration or termination of the note and accrued at the rate of 6.49% per annum. The loan was paid in full in 2002.

     For legal services rendered during the calendar year ended December 31, 2003, we paid approximately $322,000 to Cooley Godward LLP, Lynx’s counsel, of which Mr. Kitch, a director of Lynx, is a partner.

     For business development consulting services and expenses during the calendar year ended December 31, 2003, Lynx paid approximately $204,000 to L.E.K. Consulting LLC, of which a director of Lynx is President of their North American practice.

     In June 2001, Dr. Brenner entered into a consulting agreement with us. Pursuant to the agreement, Dr. Brenner performs consulting services of at least eight to 16 hours per month in consideration of his standard consulting fee. In 2003, Dr. Brenner received no consulting fees for services performed for us.

     For genomics discovery services performed during the calendar year ended December 31, 2003, Lynx received approximately $248,000 from the Institute for Systems Biology, of which a director of Lynx is President and Director.

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

Item 14. Principal Accountant Fees and Services

     The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders under the caption “Ratification of Approval of Independent Auditors”, and is incorporated by reference into this report.

PART IV

Item 15. Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a) Financial Statements, Schedules and Exhibits

(1)	The following index, Report of Ernst & Young LLP, Independent Auditors, and financial statements set forth on pages 33 through 59 of this report are being filed as part of this report:

(i)	Report of Ernst & Young LLP, Independent Auditors.

(ii)	Consolidated Balance Sheets as of December 31, 2003 and 2002.

(iii)	Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.

(iv)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001.

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

(vi)	Notes to Consolidated Financial Statements.

(2)	All schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statement or notes thereto.

(3)	The following documents are being filed as part of this report:

Exhibit No.	Description of Document
2.1	Acquisition Agreement, dated as of February 4, 1998, by and between the Company and Inex Pharmaceuticals Corporation, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 24, 1998.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the period ended December 31, 2002.

3.2	Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Company’s Statement Form 10 (File No. 0-22570), as amended (see the “Statement Form 10”).

10.1	Form of Indemnity Agreement entered into between the Company and its directors and officers, incorporated by reference to Exhibit 10.7 of the Company’s Statement Form 10.

10.2**	The Company’s 1992 Stock Option Plan (the “Stock Option Plan”), incorporated by reference to Exhibit 10.8 of the Company’s Statement Form 10.

10.3**	Form of Incentive Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.9 of the Company’s Statement Form 10.

10.4**	Form of Nonstatutory Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.10 of the Company’s Statement Form 10.

Exhibit No.	Description of Document
10.5	Agreement of Assignment and License of Intellectual Property Rights, dated June 30, 1992, by and between the Company and ABI, incorporated by reference to Exhibit 10.11 of the Company’s Statement Form 10.

10.6	Amended and Restated Investor Rights Agreement, dated as of November 1, 1995, incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K for the period ended December 31, 1995.

10.7+	Technology Development and Services Agreement, dated as of October 2, 1995, by and among the Company, Hoechst Aktiengesellschaft and its subsidiary, Hoechst Marion Roussel, Inc., incorporated by reference to Exhibit 10.28 of the Company’s Form 10-K for the period ended December 31, 1995.

10.7.1+	Amended and Restated First Amendment to Technology Development and Services Agreement, dated May 1, 1998, by and between the Company and Hoechst Marion Roussel, Inc., incorporated by reference to Exhibit 10.36 of the Company’s Form 10-Q for the period ended June 30, 1998.

10.7.2+	Second Amendment to Technology Development and Services Agreement, dated March 1, 1999, by and among the Company, Hoechst Marion Roussel, Inc. and its affiliate Hoechst Schering AgrEvo GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.7.3+	Third Amendment to Technology Development and Services Agreement, dated December 20, 1999, by and among the Company, Aventis Pharmaceutical Inc. and its affiliate Aventis CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.7.4+	Fourth Amendment to Technology Development and Services Agreement, dated March 31, 2002, by and between the Company and Aventis CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended March 31, 2002.

10.7.5+	Fifth Amendment to Technology Development and Services Agreement, dated as of September 30, 2002, by and between the Company and Bayer CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002.

10.10	Lease, dated as of February 27, 1998, by and between the Company and SimFirst, L.P., Limited Partnership, incorporated by reference to Exhibit 10.35 of the Company’s Form 10-Q for the period ended March 31, 1998.

10.11**	The Company’s 1998 Employee Stock Purchase Plan (the “Purchase Plan”), incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 (File No. 333-59163).

10.12+	Research Collaboration Agreement, dated as of October 29, 1998, by and between the Company and E.I. Dupont de Nemours and Co., incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.12.1+	Letter Amendment, dated March 1, 2002, to Research Collaboration Agreement by and between the Company and E.I. DuPont De Nemours and Co., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended March 31, 2002.

10.13	Master Loan and Security Agreement, dated as of October 26, 1998, by and between the Company and Transamerica Business Credit Corporation, incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.14	Promissory Note No. 7, dated as of September 29, 2000, issued by the Company to Transamerica Business Credit Corporation, incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

Exhibit No.	Description of Document
10.15+	Collaboration Agreement, dated as of September 30, 1999, by and between the Company and Hoechst Schering AgrEvo GmbH, incorporated by reference to Exhibit 10.16

10.16**	Employment Agreement, dated as of October 18, 1999, by and between the Company and Norman John Wilkie Russell, Ph.D., incorporated by reference to Exhibit 10.13 of the Company’s Form 10-Q for the period ended September 30, 1999.

10.17+	Collaboration Agreement, dated as of October 1, 2000, by and between the Company and Takara Shuzo Co., Ltd. incorporated by reference to Exhibit 10.18 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.17.1+	Amendment No. 1 to Collaboration Agreement, dated December 19, 2002, by and between the Company and Takara Bio Inc., incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the period ended December 31, 2002.

10.17.2+	Amendment No. 2 to Collaboration Agreement, dated June 30, 2003, by and between the Company and Takara Bio Inc., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2003.

10.18	Securities Purchase Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.

10.19	Registration Rights Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.

10.20	Form of Warrant issued by the Company in favor of each investor thereto, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.

10.21+	Joint Venture Agreement, dated as of June 29, 2001, by and between the Company and BASF Aktiengesellschaft, incorporated by reference to Exhibit 10.18 of the Company’s Form 10-Q for the period ended June 30, 2001.

10.22+	First Amendment to Joint Venture Agreement, by and between the Company and BASF Aktiengesellschaft, dated as of August 14, 2001, incorporated by reference to Exhibit 10.22.2 of the Company’s Form 10-Q for the period ended September 30, 2001.

10.23+	Technology License Agreement, dated as of June 1, 2001, by and between the Company and BASF-LYNX Bioscience AG, incorporated by reference to Exhibit 10.19 of the Company’s Form 10-Q for the period ended June 30, 2001.

10.24	Common Stock Purchase Agreement, by and between the Company and Takara Shuzo Co., Ltd., dated as of October 1, 2001, incorporated by reference to Exhibit 10.24 of the Company’s Form 10-Q for the period ended September 30, 2001.

10.25+	Purchase Agreement, dated as of March 5, 2002, by and between Geron Corporation and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 18, 2002.

10.26+	Common Stock Purchase Agreement, dated as of March 5, 2002, by and between Geron Corporation and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on From 8-K filed on March 18, 2002.

10.27	Form of Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002.

10.28	Form of Registration Rights Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002.

Exhibit No.	Description of Document
10.29	Form of Warrant issued by the Company in favor or each investor party to the Securities Purchase Agreement and Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002.

10.30**	Employment Agreement, dated as of June 3, 2002, by and between the Company and Kevin P. Corcoran, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2002.

10.31**	Employment Agreement, dated as of June 10, 2002, by and between the Company and Thomas J. Vasicek, Ph.D., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2002.

10.32**	Letter Agreement, dated as of July 9, 2002, by and between the Company and Norman John Wilkie Russell, Ph.D., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2002.

10.33	Common Stock Purchase Agreement, dated as of September 25, 2002, by and between the Company and Takara Shuzo Co., Ltd., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002.

10.34	Loan and Security Agreement, dated October 23, 2002, by and between the Company and Comerica Bank-California, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002.

10.35	Common Stock Purchase Agreement, dated as of December 26, 2002, by and between the Company and Takara Shuzo Co., Ltd., incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the period ended December 31, 2002.

10.39	Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on September 25, 2003.

10.40	Form of Warrant issued by the Company in favor of each investor, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on September 25, 2003.

10.41+	Services Agreement, by and between E.I. DuPont de Nemours and Company.

10.42	Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on January 2, 2004.

10.43	Form of Warrant issued by the Company in favor of each investor, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on January 2, 2004.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney. Reference is made to the signature page.

31.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1++*	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

++	This certification “accompanies” the Annual Report on Form 10-K to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Lynx Therapeutics, Inc. under the Securities Act or the Exchange Act (whether made before or after the date of the Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.

*	Being filed herewith; all other exhibits previously filed.

**	Management contract or compensatory plan or arrangement.

(+)	Portions of this agreement have been deleted pursuant to our request for confidential treatment.

(b)	Reports on Form 8-K

     A current report on Form 8-K was filed on November 13, 2003 in connection with the issuance of a press release dated November 13, 2003 announcing our financial results for the third quarter of 2003. The press release was furnished under Item 9.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March, 30, 2004.

LYNX THERAPEUTICS, INC.
By:	/s/ Kevin P. Corcoran
Kevin P. Corcoran
President and Chief Executive Officer

POWER OF ATTORNEY

     Know All Persons by These Presents, that each person whose signature appears below constitutes and appoints Kevin P. Corcoran and Kathy A. San Roman each or any of them, as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to the Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kevin P. Corcoran	President, Chief Executive Officer and Director	March 30, 2004
Kevin P. Corcoran	(Principal Executive Officer)

/s/ Craig C. Taylor	Chairman of the Board	March 30, 2004
Craig C. Taylor

/s/ Kathy A. San Roman	Vice President Human Resources & Administration and Acting	March 30, 2004
Chief Financial Officer
Kathy A. San Roman	(Principal Financial and Accounting Officer)

/s/ Sydney Brenner	Director	March 30, 2004
Sydney Brenner

/s/ Leroy Hood	Director	March 30, 2004
Leroy Hood

/s/ James C. Kitch	Director	March 30, 2004
James C. Kitch

/s/ Marc D. Kozin	Director	March 30, 2004
Marc D. Kozin

/s/ James V. Mitchell	Director	March 30, 2004
James V. Mitchell

/s/ David C. U’Prichard	Director	March 30, 2004
David C. U’Prichard

/s/ Richard P. Woychik	Director	March 30, 2004
Richard P. Woychik

Exhibit Index

Exhibit No.	Description of Document
2.1	Acquisition Agreement, dated as of February 4, 1998, by and between the Company and Inex Pharmaceuticals Corporation, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 24, 1998.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the period ended December 31, 2002.

3.2	Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Company’s Statement Form 10 (File No. 0-22570), as amended (see the “Statement Form 10”).

10.1	Form of Indemnity Agreement entered into between the Company and its directors and officers, incorporated by reference to Exhibit 10.7 of the Company’s Statement Form 10.

10.2**	The Company’s 1992 Stock Option Plan (the “Stock Option Plan”), incorporated by reference to Exhibit 10.8 of the Company’s Statement Form 10.

10.3**	Form of Incentive Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.9 of the Company’s Statement Form 10.

10.4**	Form of Nonstatutory Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.10 of the Company’s Statement Form 10.

Exhibit No.	Description of Document
10.5	Agreement of Assignment and License of Intellectual Property Rights, dated June 30, 1992, by and between the Company and ABI, incorporated by reference to Exhibit 10.11 of the Company’s Statement Form 10.

10.6	Amended and Restated Investor Rights Agreement, dated as of November 1, 1995, incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K for the period ended December 31, 1995.

10.7+	Technology Development and Services Agreement, dated as of October 2, 1995, by and among the Company, Hoechst Aktiengesellschaft and its subsidiary, Hoechst Marion Roussel, Inc., incorporated by reference to Exhibit 10.28 of the Company’s Form 10-K for the period ended December 31, 1995.

10.7.1+	Amended and Restated First Amendment to Technology Development and Services Agreement, dated May 1, 1998, by and between the Company and Hoechst Marion Roussel, Inc., incorporated by reference to Exhibit 10.36 of the Company’s Form 10-Q for the period ended June 30, 1998.

10.7.2+	Second Amendment to Technology Development and Services Agreement, dated March 1, 1999, by and among the Company, Hoechst Marion Roussel, Inc. and its affiliate Hoechst Schering AgrEvo GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.7.3+	Third Amendment to Technology Development and Services Agreement, dated December 20, 1999, by and among the Company, Aventis Pharmaceutical Inc. and its affiliate Aventis CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.7.4+	Fourth Amendment to Technology Development and Services Agreement, dated March 31, 2002, by and between the Company and Aventis CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended March 31, 2002.

10.7.5+	Fifth Amendment to Technology Development and Services Agreement, dated as of September 30, 2002, by and between the Company and Bayer CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002.

10.10	Lease, dated as of February 27, 1998, by and between the Company and SimFirst, L.P., Limited Partnership, incorporated by reference to Exhibit 10.35 of the Company’s Form 10-Q for the period ended March 31, 1998.

10.11**	The Company’s 1998 Employee Stock Purchase Plan (the “Purchase Plan”), incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 (File No. 333-59163).

10.12+	Research Collaboration Agreement, dated as of October 29, 1998, by and between the Company and E.I. Dupont de Nemours and Co., incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.12.1+	Letter Amendment, dated March 1, 2002, to Research Collaboration Agreement by and between the Company and E.I. DuPont De Nemours and Co., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended March 31, 2002.

10.13	Master Loan and Security Agreement, dated as of October 26, 1998, by and between the Company and Transamerica Business Credit Corporation, incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.14	Promissory Note No. 7, dated as of September 29, 2000, issued by the Company to Transamerica Business Credit Corporation, incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

Exhibit No.	Description of Document
10.15+	Collaboration Agreement, dated as of September 30, 1999, by and between the Company and Hoechst Schering AgrEvo GmbH, incorporated by reference to Exhibit 10.16

10.16**	Employment Agreement, dated as of October 18, 1999, by and between the Company and Norman John Wilkie Russell, Ph.D., incorporated by reference to Exhibit 10.13 of the Company’s Form 10-Q for the period ended September 30, 1999.

10.17+	Collaboration Agreement, dated as of October 1, 2000, by and between the Company and Takara Shuzo Co., Ltd. incorporated by reference to Exhibit 10.18 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.17.1+	Amendment No. 1 to Collaboration Agreement, dated December 19, 2002, by and between the Company and Takara Bio Inc., incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the period ended December 31, 2002.

10.17.2+	Amendment No. 2 to Collaboration Agreement, dated June 30, 2003, by and between the Company and Takara Bio Inc., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2003.

10.18	Securities Purchase Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.

10.19	Registration Rights Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.

10.20	Form of Warrant issued by the Company in favor of each investor thereto, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.

10.21+	Joint Venture Agreement, dated as of June 29, 2001, by and between the Company and BASF Aktiengesellschaft, incorporated by reference to Exhibit 10.18 of the Company’s Form 10-Q for the period ended June 30, 2001.

10.22+	First Amendment to Joint Venture Agreement, by and between the Company and BASF Aktiengesellschaft, dated as of August 14, 2001, incorporated by reference to Exhibit 10.22.2 of the Company’s Form 10-Q for the period ended September 30, 2001.

10.23+	Technology License Agreement, dated as of June 1, 2001, by and between the Company and BASF-LYNX Bioscience AG, incorporated by reference to Exhibit 10.19 of the Company’s Form 10-Q for the period ended June 30, 2001.

10.24	Common Stock Purchase Agreement, by and between the Company and Takara Shuzo Co., Ltd., dated as of October 1, 2001, incorporated by reference to Exhibit 10.24 of the Company’s Form 10-Q for the period ended September 30, 2001.

10.25+	Purchase Agreement, dated as of March 5, 2002, by and between Geron Corporation and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 18, 2002.

10.26+	Common Stock Purchase Agreement, dated as of March 5, 2002, by and between Geron Corporation and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on From 8-K filed on March 18, 2002.

10.27	Form of Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002.

10.28	Form of Registration Rights Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002.

Exhibit No.	Description of Document
10.29	Form of Warrant issued by the Company in favor or each investor party to the Securities Purchase Agreement and Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002.

10.30**	Employment Agreement, dated as of June 3, 2002, by and between the Company and Kevin P. Corcoran, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2002.

10.31**	Employment Agreement, dated as of June 10, 2002, by and between the Company and Thomas J. Vasicek, Ph.D., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2002.

10.32**	Letter Agreement, dated as of July 9, 2002, by and between the Company and Norman John Wilkie Russell, Ph.D., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2002.

10.33	Common Stock Purchase Agreement, dated as of September 25, 2002, by and between the Company and Takara Shuzo Co., Ltd., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002.

10.34	Loan and Security Agreement, dated October 23, 2002, by and between the Company and Comerica Bank-California, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002.

10.35	Common Stock Purchase Agreement, dated as of December 26, 2002, by and between the Company and Takara Shuzo Co., Ltd., incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the period ended December 31, 2002.

10.39	Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on September 25, 2003.

10.40	Form of Warrant issued by the Company in favor of each investor, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on September 25, 2003.

10.41	Services Agreement, by and between E.I. DuPont de Nemours and Company.

10.42	Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on January 2, 2004.

10.43	Form of Warrant issued by the Company in favor of each investor, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on January 2, 2004.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney. Reference is made to the signature page.

31.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1++*	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

++	This certification “accompanies” the Annual Report on Form 10-K to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Lynx Therapeutics, Inc. under the Securities Act or the Exchange Act (whether made before or after the date of the Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.

*	Being filed herewith; all other exhibits previously filed.

**	Management contract or compensatory plan or arrangement.

(+)	Portions of this agreement have been deleted pursuant to our request for confidential treatment.