Form 10-K/A
period 2003-12-31
LYNX THERAPEUTICS INC
filed 2004-04-29
CIK 913275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22570

LYNX THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3161073

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Lynx Therapeutics, Inc. is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 30, 2004, solely for the purpose of amending and restating certain portions of such Annual Report on Form 10-K. Each of the following sections of the Annual Report is amended and restated in its entirely, and current as of April 29, 2004:

     Part III, Item 10. “Directors and Executive Officers of the Registrant”; and

     Part III, Item 14. “Principal Accountant Fees and Services”.

In addition, we have filed the following exhibits herewith:

32.3	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.4	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Except as specifically indicated herein, no other information included in the Annual Report on Form 10-K is amended by this Amendment No. 1 on Form 10-K/A.

LYNX THERAPEUTICS, INC.

FORM 10-K/A ANNUAL REPORT
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2003

Page
PART III
Item 10. Directors and Executive Officers of the Registrant	1
Item 14. Principal Accountant Fees and Services	4
SIGNATURES
EXHIBIT 31.3
EXHIBIT 31.4

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

Audit Committee

     The Audit Committee of the Board of Directors oversees the Company’s corporate accounting and financial reporting process. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the independent auditors; determines and approves the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on the Company’s audit engagement team as required by law; confers with management and the independent auditors regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; reviews the financial statements to be included in the Company’s Annual Report on Form 10-K; and discusses with management and the independent auditors the results of the annual audit and the results of the Company’s quarterly financial statements. Three directors comprise the Audit Committee: Messrs. Taylor and Kozin and Dr. U’Prichard. The Board of Directors annually reviews the Nasdaq listing standards definition of independence for Audit Committee members and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards).

Audit Committee Financial Expert

     We currently do not have an audit committee financial expert as defined in Item 401(h) of Regulation S-K. The Board believes that the interests of our stockholders can be adequately served for the time being by the current members but intends to add such an expert to the Board once a suitable candidate can be identified and recruited.

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

Code of Conduct

     We have adopted the Lynx Therapeutics, Inc. Code of Conduct that applies to all officers, directors and employees. The Code of Conduct will be available on our website at www.lynxgen.com no later than May 4, 2004. If the Company makes any substantive amendments to the Code of Conduct or grants any waiver from a provision of the Code to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on its website.

Stockholder Communications With The Board Of Directors

     Historically, we have not adopted a formal process for stockholder communications with the Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe our responsiveness to stockholder communications to the Board of Directors has been excellent. Nevertheless, during the upcoming year the Board of Directors will give full consideration to the adoption of a formal process for stockholder communications with the Board of Directors and, if adopted, publish it promptly and post it to our website

Item 14. Principal Accountant Fees and Services

     The following table represents aggregate fees billed to the Company for fiscal years ended December 31, 2003 and December 31, 2002, by Ernst & Young LLP, the Company’s principal accountant.

	Fiscal Year Ended
	(in thousands)
	2003	2002
Audit Fees	$166,460	$128,750
Audit-related Fees	48,300	45,186
Tax Fees	31,320	31,000
All Other Fees	53,044	21,456

Total Fees	$299,124	$226,392

     Audit Fees: This category includes fees for the audit of our annual financial statements, review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements and statutory audits required by non-U.S. jurisdictions.

     Audit-Related Fees: This category consists of assurance and related services by Ernst & Young LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

     Tax Fees: This category consists of professional services rendered by Ernst & Young LLP for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

     All Other Fees: This category consists of fees for professional services rendered by Ernst & Young LLP in connection with registration statements filed by Lynx and research and consultations regarding a foreign joint venture and reorganization of Lynx GmbH.

     All of the fees described above were approved by the Audit Committee. The Audit Committee has determined the rendering of non-audit services by Ernst & Young LLP is compatible with maintaining their independence.

Audit Committee Pre-Approval Policies and Procedures.

     The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent auditor, Ernst & Young LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on April, 29, 2004.

LYNX THERAPEUTICS, INC.

By:	/s/	Kevin P. Corcoran

Kevin P. Corcoran
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Kevin P. Corcoran	President, Chief Executive Officer and Director	April 29, 2004
(Principal Executive Officer)
Kevin P. Corcoran

*	Chairman of the Board	April 29, 2004

Craig C. Taylor

/s/ Kathy A. San Roman	Vice President Human Resources &	April 29, 2004
Administration and Acting Chief Financial
Kathy A. San Roman	Officer (Principal Financial and Accounting Officer)

*	Director	April 29, 2004

Sydney Brenner

*	Director	April 29, 2004

Leroy Hood

*	Director	April 29, 2004

James C. Kitch

*	Director	April 29, 2004

Marc D. Kozin

*	Director	April 29, 2004

James V. Mitchell

*	Director	April 29, 2004

David C. U’Prichard

*	Director	April 29, 2004

Richard P. Woychik

* By:	/s/ Kevin P. Corcoran

KEVIN P. CORCORAN
ATTORNEY-IN-FACT

Exhibit Index

Exhibit No.	Description of Document
2.1	Acquisition Agreement, dated as of February 4, 1998, by and between the Company and Inex Pharmaceuticals Corporation, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 24, 1998.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the period ended December 31, 2002.

3.2	Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Company’s Statement Form 10 (File No. 0-22570), as amended (see the “Statement Form 10”).

10.1	Form of Indemnity Agreement entered into between the Company and its directors and officers, incorporated by reference to Exhibit 10.7 of the Company’s Statement Form 10.

10.2**	The Company’s 1992 Stock Option Plan (the “Stock Option Plan”), incorporated by reference to Exhibit 10.8 of the Company’s Statement Form 10.

10.3**	Form of Incentive Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.9 of the Company’s Statement Form 10.

10.4**	Form of Nonstatutory Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.10 of the Company’s Statement Form 10.

10.5	Agreement of Assignment and License of Intellectual Property Rights, dated June 30, 1992, by and between the Company and ABI, incorporated by reference to Exhibit 10.11 of the Company’s Statement Form 10.

10.6	Amended and Restated Investor Rights Agreement, dated as of November 1, 1995, incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K for the period ended December 31, 1995.

10.7+	Technology Development and Services Agreement, dated as of October 2, 1995, by and among the Company, Hoechst Aktiengesellschaft and its subsidiary, Hoechst Marion Roussel, Inc., incorporated by reference to Exhibit 10.28 of the Company’s Form 10-K for the period ended December 31, 1995.

10.7.1+	Amended and Restated First Amendment to Technology Development and Services Agreement, dated May 1, 1998, by and between the Company and Hoechst Marion Roussel, Inc., incorporated by reference to Exhibit 10.36 of the Company’s Form 10-Q for the period ended June 30, 1998.

10.7.2+	Second Amendment to Technology Development and Services Agreement, dated March 1, 1999, by and among the Company, Hoechst Marion Roussel, Inc. and its affiliate Hoechst Schering AgrEvo GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

Exhibit No.	Description of Document
10.7.3+	Third Amendment to Technology Development and Services Agreement, dated December 20, 1999, by and among the Company, Aventis Pharmaceutical Inc. and its affiliate Aventis CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.7.4+	Fourth Amendment to Technology Development and Services Agreement, dated March 31, 2002, by and between the Company and Aventis CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended March 31, 2002.

10.7.5+	Fifth Amendment to Technology Development and Services Agreement, dated as of September 30, 2002, by and between the Company and Bayer CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002.

10.10	Lease, dated as of February 27, 1998, by and between the Company and SimFirst, L.P., Limited Partnership, incorporated by reference to Exhibit 10.35 of the Company’s Form 10-Q for the period ended March 31, 1998.

10.11**	The Company’s 1998 Employee Stock Purchase Plan (the “Purchase Plan”), incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 (File No. 333-59163).

10.12+	Research Collaboration Agreement, dated as of October 29, 1998, by and between the Company and E.I. Dupont de Nemours and Co., incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.12.1+	Letter Amendment, dated March 1, 2002, to Research Collaboration Agreement by and between the Company and E.I. DuPont De Nemours and Co., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended March 31, 2002.

10.13	Master Loan and Security Agreement, dated as of October 26, 1998, by and between the Company and Transamerica Business Credit Corporation, incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.14	Promissory Note No. 7, dated as of September 29, 2000, issued by the Company to Transamerica Business Credit Corporation, incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.15+	Collaboration Agreement, dated as of September 30, 1999, by and between the Company and Hoechst Schering AgrEvo GmbH, incorporated by reference to Exhibit 10.16.

10.16**	Employment Agreement, dated as of October 18, 1999, by and between the Company and Norman John Wilkie Russell, Ph.D., incorporated by reference to Exhibit 10.13 of the Company’s Form 10-Q for the period ended September 30, 1999.

10.17+	Collaboration Agreement, dated as of October 1, 2000, by and between the Company and Takara Shuzo Co., Ltd. incorporated by reference to Exhibit 10.18 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.17.1+	Amendment No. 1 to Collaboration Agreement, dated December 19, 2002, by and between the Company and Takara Bio Inc., incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the period ended December 31, 2002.

Exhibit No.	Description of Document
10.17.2+	Amendment No. 2 to Collaboration Agreement, dated June 30, 2003, by and between the Company and Takara Bio Inc., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2003.

10.18	Securities Purchase Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.

10.19	Registration Rights Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.

10.20	Form of Warrant issued by the Company in favor of each investor thereto, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.

10.21+	Joint Venture Agreement, dated as of June 29, 2001, by and between the Company and BASF Aktiengesellschaft, incorporated by reference to Exhibit 10.18 of the Company’s Form 10-Q for the period ended June 30, 2001.

10.22+	First Amendment to Joint Venture Agreement, by and between the Company and BASF Aktiengesellschaft, dated as of August 14, 2001, incorporated by reference to Exhibit 10.22.2 of the Company’s Form 10-Q for the period ended September 30, 2001.

10.23+	Technology License Agreement, dated as of June 1, 2001, by and between the Company and BASF-LYNX Bioscience AG, incorporated by reference to Exhibit 10.19 of the Company’s Form 10-Q for the period ended June 30, 2001.

10.24	Common Stock Purchase Agreement, by and between the Company and Takara Shuzo Co., Ltd., dated as of October 1, 2001, incorporated by reference to Exhibit 10.24 of the Company’s Form 10-Q for the period ended September 30, 2001.

10.25+	Purchase Agreement, dated as of March 5, 2002, by and between Geron Corporation and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 18, 2002.

10.26+	Common Stock Purchase Agreement, dated as of March 5, 2002, by and between Geron Corporation and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on From 8-K filed on March 18, 2002.

10.27	Form of Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002.

10.28	Form of Registration Rights Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002.

10.29	Form of Warrant issued by the Company in favor or each investor party to the Securities Purchase Agreement and Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002.

Exhibit No.	Description of Document
10.30**	Employment Agreement, dated as of June 3, 2002, by and between the Company and Kevin P. Corcoran, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2002.

10.31**	Employment Agreement, dated as of June 10, 2002, by and between the Company and Thomas J. Vasicek, Ph.D., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2002.

10.32**	Letter Agreement, dated as of July 9, 2002, by and between the Company and Norman John Wilkie Russell, Ph.D., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2002.

10.33	Common Stock Purchase Agreement, dated as of September 25, 2002, by and between the Company and Takara Shuzo Co., Ltd., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002.

10.34	Loan and Security Agreement, dated October 23, 2002, by and between the Company and Comerica Bank-California, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002.

10.35	Common Stock Purchase Agreement, dated as of December 26, 2002, by and between the Company and Takara Shuzo Co., Ltd., incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the period ended December 31, 2002.

10.39	Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on September 25, 2003.

10.40	Form of Warrant issued by the Company in favor of each investor, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on September 25, 2003.

10.41+	Services Agreement, by and between E.I. DuPont de Nemours and Company.

10.42	Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on January 2, 2004.

10.43	Form of Warrant issued by the Company in favor of each investor, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on January 2, 2004.

21.1	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended .

Exhibit No.	Description of Document
31.3*	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.4*	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1++	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

++	This certification “accompanies” the Annual Report on Form 10-K which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Lynx Therapeutics, Inc. under the Securities Act or the Exchange Act (whether made before or after the date of the Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.

*	Being filed herewith; all other exhibits previously filed.

**	Management contract or compensatory plan or arrangement.

(+)	Portions of this agreement have been deleted pursuant to our request for confidential treatment.