Form 10-Q
period 2004-03-31
LYNX THERAPEUTICS INC
filed 2004-05-13
CIK 913275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2004

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

The number of shares of common stock outstanding as of May 7, 2004 was 7,527,538.

Lynx Therapeutics, Inc.

FORM 10-Q
For the Quarter Ended March 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Lynx Therapeutics, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2004	2003
	(unaudited)	(*)
Assets
Current assets:
Cash and cash equivalents	$5,139	$4,881
Restricted cash	510	728
Accounts receivable	338	402
Inventory	875	904
Other current assets	561	722

Total current assets	7,423	7,637
Property and equipment:
Leasehold improvements	11,510	11,510
Laboratory and other equipment	21,657	21,667

	33,167	33,177
Less accumulated depreciation and amortization	(23,114)	(22,190)

Net property and equipment	10,053	10,987
Other non-current assets	172	172

	$17,648	$18,796

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$594	$1,070
Accrued compensation	364	284
Accrued professional fees	217	181
Deferred revenues	759	759
Equipment loans — current portion	723	1,128
Other accrued liabilities	177	163

Total current liabilities	2,834	3,585
Deferred revenues	4,222	4,213
Other non-current liabilities	921	932
Stockholders’ equity:
Common stock	121,547	117,722
Accumulated other comprehensive income	18	17
Accumulated deficit	(111,894)	(107,673)

Total stockholders’ equity	9,671	10,066

	$17,648	$18,796

*The balance sheet amounts at December 31, 2003 have been derived from audited financial statements at that date but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Lynx Therapeutics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenues:
Technology access and services fees	$1,140	$3,000
License fee from related party	190	190
Collaborative research and other	11	74

Total revenues	1,341	3,264
Operating costs and expenses:
Cost of services fees and other	1,350	724
Research and development	2,463	3,565
General and administrative	1,587	1,785
Restructuring charge for workforce reduction	102	292

Total operating costs and expenses	5,502	6,366

Loss from operations	(4,161)	(3,102)
Equity share of net loss of related party	—	(825)
Interest income (expense), net	(18)	(44)
Other income (expense), net	(42)	—

Loss before income taxes	(4,221)	(3,971)
Income tax provision (benefit)	—	1

Net loss	$(4,221)	$(3,972)

Basic and diluted net loss per share	$(0.66)	$(0.85)

Shares used in per share computation	6,399	4,652

See accompanying notes.

Lynx Therapeutics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(4,221)	$(3,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets and leasehold improvements	924	1,002
Amortization of deferred compensation	—	9
Equity share of net loss of related party	—	825
Changes in operating assets and liabilities:
Accounts receivable	64	322
Inventory	29	(246)
Prepaid expenses and other current assets	161	138
Accounts payable	(476)	287
Accrued liabilities	130	(158)
Deferred revenues	9	(1,865)
Other non-current liabilities	(11)	(11)

Net cash used in operating activities	(3,391)	(3,669)
Cash flows from investing activities:
Leasehold improvements and equipment purchases, net of retirements	—	(123)
Adjustments of property and equipment	10	—

Net cash provided by (used in) investing activities	10	(123)
Cash flows from financing activities:
Repayment of equipment loan	(405)	(574)
Issuance of common stock, net of issuance costs	3,825	14

Net cash provided by (used in) financing activities	3,420	(560)

Net increase (decrease) in cash and cash equivalents	39	(4,352)
Cash and cash equivalents at beginning of period	5,609	11,735

Effect of change in currency translation rates	1	—

Cash and cash equivalents at end of period	$5,649	$7,383

Supplemental disclosure of cash flow information:
Interest paid	$20	$74

See accompanying notes.

Lynx Therapeutics, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

1. Nature of Business

     We believe that Lynx Therapeutics, Inc. (“Lynx” or the “Company”) is a leader in the development and application of novel genomics analysis solutions that provide comprehensive and quantitative digital gene expression information important to modern systems biology research in the pharmaceutical, biotechnology and agricultural industries. These solutions are based on Megaclone and Massively Parallel Signature Sequencing, or MPSS, Lynx’s unique and proprietary cloning and sequencing technologies. Gene expression refers to the number of genes and the extent a cell or tissue expresses those genes, and represents a way to move beyond DNA sequence data to understand the function of genes, the proteins they encode and the role they play in health and disease. Systems biology is an approach in which researchers seek to gain a complete molecular understanding of biological systems in health and disease.

2. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lynx without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”). Certain prior year amounts have been reclassified to conform to current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations; nevertheless, Lynx believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results for the full year.

     Our unaudited condensed consolidated financial statements have been presented on a basis that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced operating losses since our inception of $111.9 million, including a net loss of $4.2 million for the quarter ended March 31, 2004. We expect to continue to incur net losses as we proceed with the commercialization and additional development of our technologies. Our cash and cash equivalents were $5.6 million at March 31, 2004, which includes restricted cash of $0.5 million. Assuming we meet our sales forecast for the year, we believe that with the funds raised in March 2004, our current cash, cash equivalents and restricted cash, along with cash flows to be generated from customers, collaborators and licensees, will be sufficient to enable us to meet our projected operating and capital requirements through at least December 31, 2004, and we will consider the need for other actions, if any, as necessary so as to have sufficient resources to meet our projected operating and capital requirements through March 31, 2005. We may seek additional financing, as needed, through arrangements with customers, collaborators and licensees, and equity or debt offerings. We are actively evaluating the possible options available to us for raising capital so that we will be able to move forward. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. There can be no assurance that additional financing will be available on satisfactory terms, or at all. If we are unable to secure additional financing on reasonable terms, or are unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, we will be forced to take substantial restructuring actions, which may include significantly reducing our anticipated level of expenditures, the sale of some or all of our assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or we may not be able to continue to operate.

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

     These financial statements should be read in conjunction with Lynx’s audited consolidated financial statements and notes thereto for the year ended December 31, 2003, included in Lynx’s annual report on Form 10-K, as amended, filed with the SEC.

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

Inventory

     Inventory is stated at the lower of cost (which approximates first-in, first-out cost) or market. The balances at March 31, 2004 and March 31, 2003 were classified as raw materials and consisted primarily of reagents and other chemicals utilized while performing genomics discovery services. Inventory used in providing genomics discovery services and for reagent sales is charged to cost of services fees and other as consumed. Reagents and chemicals purchased for internal development purposes are charged to research and development expense upon receipt or as consumed.

Net Loss Per Share

     Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. Basic and diluted net loss per share amounts are the same in each year as we have incurred a net loss for all periods presented. Had we been in a net income position, diluted earnings per share would have included the dilutive impact of outstanding options and warrants to purchase common stock. At March 31, 2004, options to purchase approximately 483,000 shares of common stock at a weighted-average exercise price of $40.24 per share and warrants to purchase 1,544,363 shares of common stock at exercise prices ranging from $6.12 to $39.76 per share, were excluded from the calculation of diluted loss per share for 2004 because the effect of inclusion would be antidilutive. The options and warrants will be included in the calculation at such time as the effect is no longer antidilutive, as calculated using the treasury stock method. At March 31, 2003, options to purchase approximately 557,000 shares of common stock at a weighted-average exercise price of $42.81 per share and warrants to purchase 977,068 shares of common stock at exercise prices ranging from $10.85 to $39.76 per share were excluded from the calculation of diluted loss per share for 2003 because the effect of inclusion would be antidilutive.

Stock-Based Compensation

     We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date prior to the date of grant. We account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     All stock option awards to non-employees are accounted for at the fair value of the equity instrument issued, as calculated using the Black-Scholes model, in accordance with SFAS 123 and Emerging Issues Task Force Consensus No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The option arrangements are subject to periodic remeasurement over their vesting terms.

     Pro forma information regarding net loss and net loss per share required by Statement of Financial Accounting Standard No. 123, Accounting for Stock-based Compensation (SFAS 123), as amended by SFAS 148, is presented below and has been determined as if the Company had accounted for awards under its stock option and employee stock purchase plans using the fair value method:

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share amounts)
Net loss, as reported	$(4,221)	$(3,972)
Add: Stock-based employee compensation, as reported	—	9
Deduct: Stock-based employee compensation, as if fair value method applied to all awards	(541)	(399)

Net loss, pro forma as if fair value method applied to all awards	$(4,762)	$(4,362)

Basic and diluted net loss per share, as reported	$(0.66)	$(0.85)

Basic and diluted net loss per share, pro forma as if fair value method applied to all awards	$(0.74)	$(0.94)

4. Related-Party Transactions

Axaron Bioscience AG

     We hold an equity investment in Axaron Bioscience AG (“Axaron”). As of March 31, 2004, we held approximately a 42% ownership interest in Axaron and had the ability to exercise significant influence over Axaron’s operating and accounting policies. We have accounted for the investment under the equity method in accordance with APB Opinion No. 18. Under the equity method, the Company records its pro-rata share of the income or losses of Axaron. Axaron is engaged in employing Lynx’s technologies in its neuroscience, toxicology and microbiology research programs.

     In 2001, we extended our technology licensing agreement with Axaron. The license extends Axaron’s right to use our proprietary MPSS and Megasort technologies non-exclusively in Axaron’s neuroscience, toxicology and microbiology programs until December 31, 2007. We received from Axaron a $5.0 million technology license fee, which was recorded as deferred revenue and is being recognized on a straight-line basis over the noncancelable term of the agreement. The recorded revenue for the three-month period ended March 31, 2004 and 2003 was $190,000 and $190,000, respectively. In accordance with APB 18, we have discontinued applying the equity method as our investment in Axaron has been reduced to zero. For the quarter ended March 31, 2003 our pro-rata share of Axaron’s losses was approximately $0.8 million.

     We also subleased certain offices in Germany to Axaron. During 2003 and 2002, the Company received an immaterial amount of sublease income from Axaron.

Other Transactions with Related Parties

     For legal services and expenses during the quarter ended March 31, 2004, Lynx paid approximately $55,000 to Cooley Godward LLP, Lynx’s counsel. A partner of Cooley Godward LLP is a director of Lynx. At March 31, 2004, Lynx had an outstanding liability to Cooley Godward LLP of approximately $129,000. At December 31, 2003, Lynx had an outstanding liability to Cooley Godward LLP of approximately $55,000.

     For genomics discovery services performed during the quarter ended March 31, 2004, Lynx did not receive any revenues from the Institute for Systems Biology. The President and Director of the Institute for Systems Biology is a director of Lynx. As of March 31, 2004, Lynx had a receivable of $30,000 due from the Institute for Systems Biology.

     In June 2001, Dr. Sydney Brenner, a director of the Company, entered into a consulting agreement with us. Pursuant to the agreement, Dr. Brenner performs consulting services of at least eight to 16 hours per month in consideration of his standard consulting fee. During the quarter ended March 31, 2004, Dr. Brenner received no consulting fees under this agreement.

5. Restructuring Charges

     In March 2004, we implemented a reduction of approximately 15% of our workforce, or 14 people. The reduction included positions in all functions of the Company’s business. The workforce reduction is intended to further focus our financial and human resources on expanding the commercial use of MPSS. We recorded a workforce reduction charge of $102,000 in the quarter ended March 31, 2004, which related primarily to severance compensation expense for our former employees, which amounts will be paid entirely in May 2004.

6. Common Stock

     On March 9, 2004, Lynx completed a $4.0 million private placement of common stock and warrants to purchase common stock (the “financing”) resulting in proceeds of $3.8 million, net of commissions and expenses. The financing included the sale of 788,235 shares of newly issued shares of common stock at $5.10 per share and the issuance of warrants to purchase 181,295 shares of common stock at an exercise price of $6.25 per share.

7. Subsequent Events

     On April 14, 2004, Lynx and UK-based Solexa Ltd. (“Solexa”) closed a transaction to jointly acquire from Swiss-based Manteia SA (“Manteia”) the rights to proprietary technology assets for DNA colony generation. Lynx issued and delivered to Manteia 540,058 shares of common stock of Lynx for a value representing fifty (50) percent of the purchase price. The acquired technology assets feature a process to enable parallel amplification of millions of DNA fragments, each from a single DNA molecule, to create DNA colonies or “clusters.” The clusters are dense collections of DNA molecules on a surface, which should enable fast and simplified preparation of the biological sample for analysis and allow reduced reagent consumption as a result of the highly parallel nature of the analysis.

     Lynx and Solexa have entered into a technology sharing agreement, dated as of March 22, 2004, for the purpose of managing the ownership and development of the assets acquired from Manteia.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and our 2003 audited financial statements and notes thereto included in our 2003 Annual Report on Form 10-K, as amended. Operating results for the three months ended March 31, 2004 are not necessarily indicative of results that may occur in future periods.

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. When used herein, the words “believe,” “anticipate,” “expect,” “estimate” and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in our 2003 Annual Report on Form 10-K, as amended, as filed with the SEC. We undertake no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

Overview

     We believe that Lynx Therapeutics, Inc. is a leader in the development and application of novel genomics analysis solutions that provide comprehensive and quantitative digital gene expression information important to modern systems biology research in the pharmaceutical, biotechnology and agricultural industries. These solutions are based on Megaclone and Massively Parallel Signature Sequencing, or MPSS, Lynx’s unique and proprietary cloning and sequencing technologies. Gene expression refers to the number of genes and the extent a cell or tissue expresses those genes, and represents a way to move beyond DNA sequence data to understand the function of genes, the proteins they encode and the role they play in health and disease. Systems biology is an approach in which researchers seek to gain a complete molecular understanding of biological systems in health and disease.

     We have incurred net losses each year since our inception in 1992. As of March 31, 2004, we had an accumulated deficit of approximately $111.9 million. We expect net losses will continue for at least the next several years as we proceed with the commercialization and additional development of our technologies. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses.

     Our cash and cash equivalents were $5.6 million as of December 31, 2003, which included restricted cash of $0.7 million. As of March 31, 2004, our cash and cash equivalents consisted of $5.1 million in unrestricted cash and restricted cash of $0.5 million. In March 2004, we raised an additional $4.0 million through the sale of common stock. We believe that with the funds raised in March 2004, we will have sufficient funding to meet our projected operating and capital requirements through at least December 31, 2004. In addition, we are considering various options to raise additional funds, which will be required to allow us to continue our business activities beyond 2004. These options include securing additional equity financing and obtaining new collaborators and customers. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. There can be no assurance that additional financing will be available on satisfactory terms, or at all. If we are unable to secure additional financing on reasonable terms, or are unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, we will be forced to take substantial restructuring actions, which may include significantly reducing our anticipated level of expenditures, the sale of some or all of our assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or we will not be able to continue to operate.

To date, we have received, and expect to continue to receive in the future, a significant portion of our revenues from a small number of collaborators, customers and licensees, as shown in the following table.

	Three Months Ended March 31,		Year Ended December 31,
	2004	2003	2003
Takara Bio Inc.	—	19%	39%
E.I. DuPont de Nemours and Company	62%	34%	28%
BASF AG	14%	17%	14%
Bayer CropScience	—	23%	4%

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

     Our operating costs and expenses include cost of services fees and other, research and development expenses and general and administrative expenses. Cost of services fees and other includes primarily the costs of direct labor, materials and supplies, outside expenses, equipment and overhead incurred by us in performing our genomics discovery services for, and the costs of reagents and instruments sold to, our collaborators, customers and licensees. Research and development expenses include the costs of personnel, materials and supplies, outside expenses, equipment and overhead incurred by us in our technology and application development and process improvement efforts. Research and development expenses may increase due to spending for ongoing technology development and implementation, as well as new applications, primarily for MPSS. General and administrative expenses include the costs of personnel, materials and supplies, outside expenses, equipment and overhead incurred by us primarily in our administrative, business development, legal and investor relations activities. General and administrative expenses may increase in support of our research and development, commercial and business development efforts.

     We initially accounted for our investment in Axaron Bioscience AG, a company owned primarily by BASF AG and us, using the equity method. In accordance with APB 18, we have discontinued applying the equity method as of December 31, 2003, as our investment in Axaron has been reduced to zero. For the quarter ended March 31, 2003 our pro-rata share of Axaron’s losses was approximately $0.8 million.

     As of March 31, 2004, we employed 76 full-time employees, of which 63 were engaged in production and research and development activities. In March 2004, we implemented a reduction of approximately 15% of our total workforce, or 14 people. The reduction included positions in all functions of the Company’s business. The workforce reduction is intended to further focus our financial and human resources on expanding the commercial use of MPSS.

     On April 14, 2004, Lynx and UK-based Solexa Ltd. (“Solexa”) closed a transaction to jointly acquire from Swiss-based Manteia SA (“Manteia”) the rights to proprietary technology assets for DNA colony generation. We issued and delivered to Manteia 540,058 shares of our common stock for a value representing fifty (50) percent of the purchase price. The acquired technology assets feature a process to enable parallel amplification of millions of DNA fragments, each from a single DNA molecule, to create DNA colonies or “clusters.” The clusters are dense collections of DNA molecules on a surface, which should enable fast and simplified preparation of the biological sample for analysis and allow reduced reagent consumption as a result of the highly parallel nature of the analysis.

     We have entered into a technology sharing agreement, dated as of March 22, 2004, with Solexa for the purpose of managing the ownership and development of the assets acquired from Manteia.

Results of Operations

Revenues

     Revenues for the three-month period ended March 31, 2004 were approximately $1.3 million, compared to revenues of $3.3 million for the corresponding three-month period of 2003. Revenues for the three-month period in 2004 included technology access fees and services fees of $1.1 million, license fees from Axaron, a related party, of $190,000 and other revenues of $11,000. Revenues for the three-month period in 2003 included technology access fees and service fees of $3.0 million, license fees from Axaron, a related party, of $190,000 and other revenues of $74,000. The decrease in revenue was due to full recognition of previously deferred technology access fee revenue in 2003, for which there was no corresponding amount in 2004. Our revenues have historically fluctuated from quarter to quarter and year to year and may continue to fluctuate in future periods due primarily to our service fees, which are impacted principally by the timing and number of biological samples received from existing customers and collaborators, as well as our performance of related services on these samples. Additionally, the number, type and timing of new collaborations and agreements and the related demand for, and delivery of, our services or products will impact the level of future revenues.

Operating Costs and Expenses

     Total operating costs and expenses were approximately $5.5 million for the three-month period ended March 31, 2004, compared to approximately $6.4 million for the three-month period ended March 31, 2003. For the three-month period in 2004, cost of services fees was $1.4 million, compared to $0.7 million for the corresponding period in 2003, and reflects the costs of providing our genomics discovery services. The increase in cost of services fees in 2004 reflects our organizational changes in that proportionally more overhead is allocated to the services group than in the past, and an increase in depreciation from the implementation of new production equipment. Research and development expenses were approximately $2.5 million for the three-month period ended March 31, 2004, compared to approximately $3.6 million for the corresponding period in 2003. The decrease in research and development expenses in 2004 reflects a decrease in materials consumed in research and development efforts and lower personnel expenses, primarily resulting from the workforce reductions that occurred in the first quarter of 2004 and the first quarter of 2003. Research and development expenses may increase due to planned spending for ongoing technology development and implementation, as well as new applications, primarily for MPSS.

     General and administrative expenses were $1.6 million for the three-month period ended March 31, 2004, compared to $1.8 million for the corresponding period in 2003. General and administrative expenses may increase in support of Lynx’s commercial, business development and research and development activities.

     In March 2004, we implemented a reduction of approximately 15% of our workforce, or 14 people. The reduction included positions in all functions of the Company’s business. The workforce reduction is intended to further focus our financial and human resources on expanding the commercial use of MPSS. We recorded a workforce reduction charge of $102,000 in the quarter ended March 31, 2004, related primarily to severance compensation expense for our former employees, which amounts will be paid entirely in May 2004. We anticipate annualized cost savings of approximately $1.3 million related to compensation, benefits and employer taxes that would have been paid to, and on behalf of, such former employees had they remained employed by Lynx.

Equity Share of Loss of Related Party

     In accordance with APB 18, we have discontinued applying the equity method as of December 31, 2003, as our investment in Axaron has been reduced to zero. The equity share of loss of related party of $0.8 million for the three months ended March 31, 2003, reflects Lynx’s pro-rata share of the net loss of Axaron.

Interest Income (Expense), Net

     Net interest expense was $18,000 for the quarter ended March 31, 2004, compared to net interest expense of $44,000 for the corresponding period of 2003. The decrease in net interest expense from 2003 to 2004 reflects primarily decreased interest expense in 2004 incurred on equipment-related debt outstanding during both the 2004 and 2003 periods.

Other Income (Expense)

     Other expense was $42,000 in the quarter ended March 31, 2004, compared to no other income in the 2003 period. The other income amount in 2004 relates to expenses incurred by the closure of Lynx GmbH.

Income Tax Provision (Benefit)

     No provision for income tax was required in 2004. The provision of approximately $1,000 in 2003 consisted entirely of foreign withholding tax on a payment received from our licensee, Takara.

Liquidity and Capital Resources

     Cash and cash equivalents at March 31, 2004 totaled $5.6 million, including $0.5 million of restricted cash. Net cash used in operating activities was $3.4 million for the quarter ended March 31, 2004, as compared to $3.7 million for the same period in 2003. The change was due primarily to a higher net loss in 2004 and a decrease in accounts payable, offset by a lower related party net loss, a decrease in inventory, and an increase in deferred revenue during 2004 as compared to 2003. The amount of net cash used in operating activities differed from the 2004 net loss primarily due to depreciation and amortization expenses and a decrease in other current assets, partially offset by an increase in accounts payable. The amount of net cash used in operating activities differed from the 2003 net loss primarily due to depreciation and amortization expenses, the impact of our pro-rata share of the net loss of Axaron, an increase in accounts payable, and decreases in accounts receivable and other current assets, offset by an increase in inventory and a decrease in deferred revenues. Net cash provided by investing activities for the first quarter of 2004 was due to an adjustment to property and equipment. Net cash used by investing activities of $0.1 million for the first quarter of 2003 was due primarily to expenditures for capital equipment.

     Net cash provided by financing activities of $3.4 million in the first quarter of 2004 was due primarily to the issuance of common stock pursuant to a common stock purchase agreement between Lynx and certain investors. Net cash used of $0.6 million in the first quarter of 2003 was due primarily to the repayment of principal under equipment-related obligations.

     In October 2002, we entered into a loan and security agreement with a financial institution, Comerica Bank-California, for an equipment line of credit of up to $2.0 million with a draw-down period of one year. Under the initial advance, we drew down $1.6 million in November 2002 related to the purchase of equipment made in previous periods. We granted Comerica Bank-California a security interest in all items we financed under this agreement. The initial advance under the loan to finance the purchase of equipment made in previous periods has a term of 24 months from the date of advance and bears interest at a rate of 7.25%. In May 2003, we renegotiated the terms of the agreement, which now require that we maintain a minimum cash balance of restricted cash and cash equivalents in an account at Comerica Bank-California of at least 110% of the principal balance under loans outstanding under this agreement until Comerica Bank-California receives payment in full of all outstanding obligations. As of March 31, 2004, the balance of restricted cash was approximately $0.5 million. As of March 31, 2004, the principal balance of loans outstanding under this agreement was approximately $460,000. We believe that we are in compliance with all terms of the loan agreement.

     In late 1998, we entered into a financing agreement with a financial institution, Transamerica Business Credit Corporation, under which we drew down $4.8 million during 1999 for the purchase of equipment and certain other capital expenditures. In September 2000, Lynx obtained additional financing of approximately $1.0 million under an amendment to the original financing agreement. We granted the lender a security interest in all items financed by it under this agreement. Each draw down under the loan has a term of 48 months from the date of the draw-down. As of March 31, 2004, the principal balance of loans outstanding under this agreement was $223,000. The draw-down period under the agreement expired on March 31, 2000.

     We plan to use available funds for ongoing commercial and research and development activities, working capital and other general corporate purposes and capital expenditures. We expect capital investments during the remainder of 2004 will be less than $1.0 million and will be comprised primarily of expenditures for capital equipment required in the normal course of business. We intend to invest our excess cash in investment-grade, interest-bearing securities.

     We have obtained funding for our operations primarily through sales of preferred and common stock, payments received under contractual arrangements with customers, collaborators and licensees, and interest income. Consequently, investors in our equity securities and our customers, collaborators and licensees are significant sources of liquidity for us. Therefore, our ability to maintain liquidity is dependent upon a number of uncertain factors, including but not limited to the following: our ability to advance and commercialize further our technologies; our ability to generate revenues through expanding existing collaborations, customer and licensee arrangements and obtaining significant new customers, collaborators and licensees; and the receptivity of capital markets toward our equity or debt securities. The cost, timing and amount of funds required for specific uses by us cannot be precisely determined at this time and will be based upon the progress and the scope of our commercial and research and development activities; payments received under customer, collaborative and license agreements; our ability to establish and maintain customer, collaborative and license agreements; costs of protecting intellectual property rights; legal and administrative costs; additional facilities capacity needs, and the availability of alternate methods of financing.

     We have incurred net losses each year since our inception in 1992. As of March 31, 2004, we had an accumulated deficit of $111.9 million. We expect net losses will continue for at least the next several years as we proceed with the commercialization and additional development of our technologies. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses.

     Our cash and cash equivalents were $5.6 million at March 31, 2004, which included restricted cash of $0.5 million. In March 2004, we completed a $4.0 million private placement of common stock and warrants to purchase common stock resulting in proceeds of $3.8 million, net of commissions and expenses. The financing included the sale of 788,235 newly issued shares of common stock at $5.10 per share and the issuance of warrants to purchase 181,295 shares of common stock at an exercise price of $6.25 per share. Also, in March 2004, we reduced our headcount by 15% to 76 employees. Assuming we meet our sales forecast for the year, we believe that with the funds raised in March 2004, our current cash, cash equivalents and restricted cash, along with cash flows to be generated from customers, collaborators and licensees, will be sufficient to enable us to meet our projected operating and capital requirements through at least December 31, 2004, and we will consider the need for other actions, if any, as necessary so as to have sufficient resources to meet our projected operating and capital requirements through March 31, 2005. We may seek additional financing, as needed, through arrangements with customers, collaborators and licensees, and equity or debt offerings. We are actively evaluating the possible options available to us for raising capital so that we will be able to move forward if we deem it prudent to do so. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. There can be no assurance that additional financing, if required, will be available on satisfactory terms, or at all. If we are unable to secure additional financing on reasonable terms, or are unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, we will be forced to take substantial restructuring actions, which may include significantly reducing our anticipated level of expenditures, the sale of some or all of our assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or we will not be able to fund operations.

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

     We have incurred net losses each year since our inception in 1992, including net losses of approximately $8.8 million for the year ended December 31, 2003, $15.5 million in 2002 and $16.7 million in 2001. As of March 31, 2004, we had an accumulated deficit of approximately $111.9 million. Net losses may continue for at least the next several years as we proceed with the commercialization and additional development of our technologies. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses. Our research and development expenditures and general and administrative costs have exceeded our revenues to date. Research and development expenses may increase due to spending for ongoing technology development and implementation, as well as new applications. We will need to generate significant additional revenues to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain profitability.

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

     Assuming we meet our sales forecast for the year, we believe that with the funds raised in March 2004, our current cash, cash equivalents and restricted cash, along with cashflows to be generated from customers, collaborators and licensees, will be sufficient to enable us to meet our projected operating and capital requirements through at least March 31, 2005. We may seek additional financing, as needed, through arrangements with customers, collaborators and licensees and equity or debt offerings. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. There can be no assurance that additional financing will be available on satisfactory terms, or at all. If we are unable to secure additional financing on reasonable terms, or are unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, we will be forced to take substantial restructuring actions, which may include significantly reducing our anticipated level of expenditures, the sale of some or all of our assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or we will not be able to fund operations.

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

	Three Months Ended March 31,		Year Ended December 31,
	2004	2003	2003
Takara Bio Inc.	—	19%	39%
E.I. DuPont de Nemours and Company	62%	34%	28%
BASF AG	14%	17%	14%
Bayer CropScience	—	23%	4%

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

     Our dependence on collaborations, agreements or licenses with third parties subjects us to a number of risks. We have limited or no control over the resources that such third parties may choose to devote to our joint efforts. Our collaborators, customers or licensees may breach or terminate their agreements with us or fail to perform their obligations thereunder. Further, our collaborators, customers or licensees may elect not to develop products arising out of our agreements or may fail to devote sufficient resources to the development, manufacture, marketing or sale of such products. While we do not currently compete directly with any of our customers and collaborators, some of our customers and collaborators could become our competitors in the future if they internally develop DNA analysis technologies or if they acquire other genomics companies and move into the genomics industry. We will not earn the revenues contemplated under our customer and collaborative arrangements, if our customers and collaborators:

•	do not develop commercially successful products using our technologies;

•	develop competing products;

•	preclude us from entering into collaborations with their competitors;

•	fail to obtain necessary regulatory approvals; or

•	terminate their agreements with us.

We depend on a single supplier to manufacture flow cells used in our MPSS technology.

     Flow cells are glass plates that are micromachined, or fabricated to very precise dimensions, to create a grooved chamber for immobilizing micro-beads in a planar microarray, which is a two-dimensional, dense ordered array of DNA samples. We use flow cells in our MPSS technology. We currently purchase the flow cells used in our MPSS technology from a single supplier, although the flow cells are potentially available from multiple suppliers. While we believe that alternative suppliers for flow cells exist, identifying and qualifying new suppliers could be an expensive and time-consuming process. Our reliance on outside vendors involves several risks, including:

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

     We believe that the market price of our common stock will remain highly volatile and may fluctuate significantly due to a number of factors. The market prices for securities of many publicly-held, early-stage biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. For example, during the two-year period from April 1, 2002 to March 31, 2004, the closing sales price of our common stock as quoted on the Nasdaq National Market and Nasdaq SmallCap Market fluctuated from a low of $1.61 to a high of $14.77 per share. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The following factors and events may have a significant and adverse impact on the market price of our common stock:

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

Item 4. Controls and Procedures

     Based on their evaluation as of March 31, 2004, our chief executive officer and acting chief financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     On March 9, 2004, Lynx completed a $4.0 million private placement of common stock and warrants to purchase common stock (the “financing”) resulting in proceeds of $3.8 million, net of commissions and expenses. The financing included the sale of 788,235 shares of newly issued shares of common stock at $5.10 per share and the issuance of warrants to purchase 181,295 shares of common stock at an exercise price of $6.25 per share. In April 2004, Lynx filed with the SEC, a resale registration statement on Form S-3 relating to the issued securities.

     On April 14, 2004, Lynx and UK-based Solexa Ltd. (“Solexa”) closed a transaction to jointly acquire from Swiss-based Manteia SA the rights to proprietary technology assets for DNA colony generation. Lynx issued and delivered to Manteia 540,058 shares of common stock of Lynx for a value representing fifty (50) percent of the purchase price. In April 2004, Lynx filed with the SEC, a resale registration statement on Form S-3 relating to the issued common stock.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K.

     a) Exhibits — The following documents are filed as Exhibits to this report:

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2000.

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the year ended December 31, 2002.

3.2	Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Company’s Statement Form 10 (File No. 0-22570), as amended.

10.42	Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on January 2, 2004.

Exhibit
Number	Description
10.43	Form of Warrant issued by the Company in favor of each investor, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on January 2, 2004.

10.44	Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on March 12, 2004.

10.45	Form of Warrant issued by the Company in favor of each investor, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on March 12, 2004.

10.46	Asset Purchase Agreement, dated as of March 22, 2004, by and among the Company and the parties listed therein.

10.47+	Colony Technology Sharing Agreement, dated as of March 22, 2004, by and between Solexa Ltd. and the Company.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

b)	Reports on Form 8-K.

A Current Report on Form 8-K was filed on January 2, 2004 describing and furnishing the press release announcing a private equity financing. This disclosure was filed under Item 5.

A Current Report on Form 8-K was filed on March 12, 2004 describing and furnishing the press release announcing a private equity financing. This disclosure was filed under Item 5.

A Current Report on Form 8-K was filed on March 31, 2004 describing and furnishing the press release announcing our financial results for the fourth quarter and fiscal year 2003. The press release was furnished under Item 9.

*	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Lynx Therapeutics, Inc. under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

+	Confidential treatment requested as to specific portions of this agreement, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYNX THERAPEUTICS, INC.

/s/ Kevin P. Corcoran

By:	Kevin P. Corcoran President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2004

/s/ Kathy A. San Roman

By:	Kathy A. San Roman Vice President, Human Resources & Administration and Acting Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 13, 2004

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2000.

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the year ended December 31, 2002.

3.2	Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Company’s Statement Form 10 (File No. 0-22570), as amended.

10.42	Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on January 2, 2004.

Exhibit
Number	Description
10.43	Form of Warrant issued by the Company in favor of each investor, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on January 2, 2004.

10.44	Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on March 12, 2004.

10.45	Form of Warrant issued by the Company in favor of each investor, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on March 12, 2004.

10.46	Asset Purchase Agreement, dated as of March 22, 2004, by and among the Company and the parties listed therein.

10.47+	Colony Technology Sharing Agreement, dated as of March 22, 2004, by and between Solexa Ltd. and the Company.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Lynx Therapeutics, Inc. under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

+	Confidential treatment requested as to specific portions of this agreement, which portions are omitted and filed separately with the Securities and Exchange Commission.