Form 10-K/A
period 2003-12-31
LYNX THERAPEUTICS INC
filed 2004-06-30
CIK 913275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

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

1	Based on a closing price of $3.79 per share on June 30, 2003 and 4,654,245 shares outstanding (as adjusted to reflect the Registrant’s reverse stock split effected in January 2003). Excludes 1,772,761 shares of the Registrant’s common stock held by executive officers, directors and stockholders whose ownership exceed 5% of the common stock outstanding at June 30, 2003.

2	Based on a closing price of $6.30 per share on March 9, 2004 and 6,199,245 shares outstanding. Excludes 1,395,288 shares of the Registrant’s common stock held by executive officers, directors and stockholders whose ownership exceed 5% of the common stock outstanding at March 9, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Lynx Therapeutics, Inc. is filing this Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K, initially filed with the Securities and Exchange Commission on March 30, 2004, as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on April 29, 2004, solely for the purpose of amending and restating certain portions of such Annual Report on Form 10-K, as amended. Each of the following sections of the Annual Report is amended and restated in its entirely, and current as of June 30, 2004:

     Part IV, Item 15. “Exhibits, Financial Statements Schedules and Reports on Form 8-K.”

In addition, we have filed the following exhibits herewith:

21.1	List of Subsidiaries

23.2	Consent of Ernst & Young AG, Independent Auditors.

31.5	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.6	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

Except as specifically indicated herein, no other information included in the Annual Report on Form 10-K is amended by this Amendment No. 2 on Form 10-K/A.

LYNX THERAPEUTICS, INC.

FORM 10-K/A ANNUAL REPORT
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2003

Page
PART IV	4
Item 15. Exhibits, Financial Statements Schedules and Reports on Form 8-K	4
SIGNATURES
EXHIBIT 21.1
EXHIBIT 23.2
EXHIBIT 31.5
EXHIBIT 31.6
EXHIBIT 32.2

3.

PART IV

Item 15. Exhibits, Financial Statements Schedules and Reports on Form 8-K.

(a)	Financial Statements, Schedules and Exhibits

(1)	The following index, Report of Ernst & Young LLP, Independent Auditors, and financial statements set forth on pages 33 through 59 of this report have been previously filed:

(i)	Report of Ernst & Young LLP, Independent Auditors.

(ii)	Consolidated Balance Sheets as of December 31, 2003 and 2002.

(iii)	Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.

(iv)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001.

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

(vi)	Notes to Consolidated Financial Statements.

(2)	All schedules, other than Schedule A, Axaron Bioscience AG Heidelberg Annual Financial Statements as of December 31, 2003, are omitted because they are not required, are not applicable or the information is included in the consolidated financial statement or notes thereto.

(3)	The following documents are being filed as part of this report:

Exhibit No.	Description of Document
2.1	Acquisition Agreement, dated as of February 4, 1998, by and between the Company and Inex Pharmaceuticals Corporation, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 24, 1998.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the period ended December 31, 2002.

3.2	Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Company’s Statement Form 10 (File No. 0-22570), as amended (see the “Statement Form 10”).

10.1	Form of Indemnity Agreement entered into between the Company and its directors and officers, incorporated by reference to Exhibit 10.7 of the Company’s Statement Form 10.

10.2**	The Company’s 1992 Stock Option Plan (the “Stock Option Plan”), incorporated by reference to Exhibit 10.8 of the Company’s Statement Form 10.

10.3**	Form of Incentive Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.9 of the Company’s Statement Form 10.

4.

Exhibit No.	Description of Document
10.4**	Form of Nonstatutory Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.10 of the Company’s Statement Form 10.

10.5	Agreement of Assignment and License of Intellectual Property Rights, dated June 30, 1992, by and between the Company and ABI, incorporated by reference to Exhibit 10.11 of the Company’s Statement Form 10.

10.6	Amended and Restated Investor Rights Agreement, dated as of November 1, 1995, incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K for the period ended December 31, 1995.

10.7+	Technology Development and Services Agreement, dated as of October 2, 1995, by and among the Company, Hoechst Aktiengesellschaft and its subsidiary, Hoechst Marion Roussel, Inc., incorporated by reference to Exhibit 10.28 of the Company’s Form 10-K for the period ended December 31, 1995.

10.7.1+	Amended and Restated First Amendment to Technology Development and Services Agreement, dated May 1, 1998, by and between the Company and Hoechst Marion Roussel, Inc., incorporated by reference to Exhibit 10.36 of the Company’s Form 10-Q for the period ended June 30, 1998.

10.7.2+	Second Amendment to Technology Development and Services Agreement, dated March 1, 1999, by and among the Company, Hoechst Marion Roussel, Inc. and its affiliate Hoechst Schering AgrEvo GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.7.3+	Third Amendment to Technology Development and Services Agreement, dated December 20, 1999, by and among the Company, Aventis Pharmaceutical Inc. and its affiliate Aventis CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.7.4+	Fourth Amendment to Technology Development and Services Agreement, dated March 31, 2002, by and between the Company and Aventis CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended March 31, 2002.

10.7.5+	Fifth Amendment to Technology Development and Services Agreement, dated as of September 30, 2002, by and between the Company and Bayer CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002.

10.10	Lease, dated as of February 27, 1998, by and between the Company and SimFirst, L.P., Limited Partnership, incorporated by reference to Exhibit 10.35 of the Company’s Form 10-Q for the period ended March 31, 1998.

10.11**	The Company’s 1998 Employee Stock Purchase Plan (the “Purchase Plan”), incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 (File No. 333-59163).

10.12+	Research Collaboration Agreement, dated as of October 29, 1998, by and between the Company and E.I. Dupont de Nemours and Co., incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.12.1+	Letter Amendment, dated March 1, 2002, to Research Collaboration Agreement by and between the Company and E.I. DuPont De Nemours and Co., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended March 31, 2002.

Exhibit No.	Description of Document
10.13	Master Loan and Security Agreement, dated as of October 26, 1998, by and between the Company and Transamerica Business Credit Corporation, incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.14	Promissory Note No. 7, dated as of September 29, 2000, issued by the Company to Transamerica Business Credit Corporation, incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.15+	Collaboration Agreement, dated as of September 30, 1999, by and between the Company and Hoechst Schering AgrEvo GmbH, incorporated by reference to Exhibit 10.16

10.16**	Employment Agreement, dated as of October 18, 1999, by and between the Company and Norman John Wilkie Russell, Ph.D., incorporated by reference to Exhibit 10.13 of the Company’s Form 10-Q for the period ended September 30, 1999.

10.17+	Collaboration Agreement, dated as of October 1, 2000, by and between the Company and Takara Shuzo Co., Ltd. incorporated by reference to Exhibit 10.18 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.17.1+	Amendment No. 1 to Collaboration Agreement, dated December 19, 2002, by and between the Company and Takara Bio Inc., incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the period ended December 31, 2002.

10.17.2+	Amendment No. 2 to Collaboration Agreement, dated June 30, 2003, by and between the Company and Takara Bio Inc., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2003.

10.18	Securities Purchase Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.

10.19	Registration Rights Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.

10.20	Form of Warrant issued by the Company in favor of each investor thereto, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.

10.21+	Joint Venture Agreement, dated as of June 29, 2001, by and between the Company and BASF Aktiengesellschaft, incorporated by reference to Exhibit 10.18 of the Company’s Form 10-Q for the period ended June 30, 2001.

10.22+	First Amendment to Joint Venture Agreement, by and between the Company and BASF Aktiengesellschaft, dated as of August 14, 2001, incorporated by reference to Exhibit 10.22.2 of the Company’s Form 10-Q for the period ended September 30, 2001.

10.23+	Technology License Agreement, dated as of June 1, 2001, by and between the Company and BASF-LYNX Bioscience AG, incorporated by reference to Exhibit 10.19 of the Company’s Form 10-Q for the period ended June 30, 2001.

10.24	Common Stock Purchase Agreement, by and between the Company and Takara Shuzo Co., Ltd., dated as of October 1, 2001, incorporated by reference to Exhibit 10.24 of the Company’s Form 10-Q for the period ended September 30, 2001.

Exhibit No.	Description of Document
10.25+	Purchase Agreement, dated as of March 5, 2002, by and between Geron Corporation and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 18, 2002.

10.26+	Common Stock Purchase Agreement, dated as of March 5, 2002, by and between Geron Corporation and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on From 8-K filed on March 18, 2002.

10.27	Form of Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002.

10.28	Form of Registration Rights Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002.

10.29	Form of Warrant issued by the Company in favor or each investor party to the Securities Purchase Agreement and Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002.

10.30**	Employment Agreement, dated as of June 3, 2002, by and between the Company and Kevin P. Corcoran, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2002.

10.31**	Employment Agreement, dated as of June 10, 2002, by and between the Company and Thomas J. Vasicek, Ph.D., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2002.

10.32**	Letter Agreement, dated as of July 9, 2002, by and between the Company and Norman John Wilkie Russell, Ph.D., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2002.

10.33	Common Stock Purchase Agreement, dated as of September 25, 2002, by and between the Company and Takara Shuzo Co., Ltd., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002.

10.34	Loan and Security Agreement, dated October 23, 2002, by and between the Company and Comerica Bank-California, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002.

10.35	Common Stock Purchase Agreement, dated as of December 26, 2002, by and between the Company and Takara Shuzo Co., Ltd., incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the period ended December 31, 2002.

10.39	Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on September 25, 2003.

10.40	Form of Warrant issued by the Company in favor of each investor, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on September 25, 2003.

10.41+	Services Agreement, by and between E.I. DuPont de Nemours and Company.

Exhibit No.	Description of Document
10.42	Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on January 2, 2004.

10.43	Form of Warrant issued by the Company in favor of each investor, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on January 2, 2004.

21.1*	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

23.2*	Consent of Ernst & Young AG, Independent Auditors.

24.1	Power of Attorney. Reference is made to the signature page.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.3	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.4	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.5*	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.6*	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1++	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2++*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

++	This certification “accompanies” the Annual Report on Form 10-K to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Lynx Therapeutics, Inc. under the Securities Act or the Exchange Act (whether made before or after the date of the Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.

*	Being filed herewith; all other exhibits previously filed.

**	Management contract or compensatory plan or arrangement.

(+)	Portions of this agreement have been deleted pursuant to our request for confidential treatment.

(b)	Reports on Form 8-K

     A current report on Form 8-K was filed on November 13, 2003 in connection with the issuance of a press release dated November 13, 2003 announcing our financial results for the third quarter of 2003. The press release was furnished under Item 9.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on June 30, 2004.

LYNX THERAPEUTICS, INC.

By:	/s/	Kevin P. Corcoran

Kevin P. Corcoran
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Kevin P. Corcoran	President, Chief Executive Officer and Director
	(Principal Executive Officer)	June 30, 2004
Kevin P. Corcoran

*
	Chairman of the Board	June 30, 2004
Craig C. Taylor

/s/ Kathy A. San Roman	Vice President Human Resources &
Administration and Acting Chief Financial Officer
Kathy A. San Roman	(Principal Financial and Accounting Officer)	June 30, 2004

*
	Director	June 30, 2004
Sydney Brenner

*
	Director	June 30, 2004
Leroy Hood

*
	Director	June 30, 2004
James C. Kitch

*
	Director	June 30, 2004
Marc D. Kozin

*
	Director	June 30, 2004
James V. Mitchell

*
	Director	June 30, 2004
David C. U’Prichard

*
	Director	June 30, 2004
Richard P. Woychik

* By:	/s/ Kevin P. Corcoran

KEVIN P. CORCORAN
ATTORNEY-IN-FACT

SCHEDULE A

AXARON Bioscience AG
Heidelberg

Annual Financial Statements

December 31, 2003

Courtesy Translation

This is a translation of the German report on which the audit opinion was rendered and which is the sole authoritative version:

AUDIT OPINION

We have issued the following qualified opinion on the financial statements and the management report:

“We have audited the annual financial statements, together with the bookkeeping system, and the management report of AXARON Bioscience AG, Heidelberg, for the fiscal year from January 1 to December 31, 2003. The maintenance of the books and records and the preparation of the annual financial statements and management report in accordance with German commercial law are the responsibility of the Company’s management. Our responsibility is to express an opinion on the annual financial statements, together with the bookkeeping system, and the management report based on our audit.

We conducted our audit of the annual financial statements in accordance with Sec. 317 HGB [“Handelsgesetzbuch”: German Commercial Code] and the generally accepted German standards for the audit of financial statements promulgated by the Institut der Wirtschaftsprüfer [in Deutschland] (IDW). Those standards require that we plan and perform the audit such that misstatements materially affecting the presentation of the net assets, financial position and results of operations in the annual financial statements in accordance with German principles of proper accounting and in the management report are detected with reasonable assurance. Knowledge of the business activities and the economic and legal environment of the Company and evaluations of possible misstatements are taken into account in the determination of audit procedures. The effectiveness of the accounting-related internal control system and the evidence supporting the disclosures in the books and records, the annual financial statements and the management report are examined primarily on a test basis within the framework of the audit. The audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the annual financial statements and management report. We believe that our audit provides a reasonable basis for our opinion.

With the exception of the following qualification, our audit has not led to any reservations.

As of December 31, 2003, the Company has cash and cash equivalents amounting to EUR 3.0 million which, based on the Company’s planning, will not be sufficient to maintain and expand its ordinary business activities in the fiscal year 2004. The business activities do not generate sufficient cash flows yet and currently no further funds are available. Therefore, the financial ability of the Company to continue as a going concern is dependent on successful cooperation with a strategic partner or on funds obtained from a financing round. Restructuring measures may also become necessary.

The management board of the Company has prepared these financial statements on the assumption of a going concern in spite of the uncertain liquidity situation approximately from May 2004 onwards. The management board expects financing of the planned business activities to be possible based on discussions and negotiations with strategic partners and financial investors as well as with one of the major shareholders. At a minimum, it expects the Company to be able to continue as a going concern to a reduced extent. We cannot assess whether this assumption will materialize. For the above reasons it cannot be ruled out that the annual financial statements might have required adjustment.

In our opinion, with this qualification, the annual financial statements give a true and fair view of the net assets, financial position and results of operations of the Company in accordance with German principles of proper accounting. On the whole, the management report provides a suitable understanding of the Company’s position and suitably presents the risks to future development.”

AXARON Bioscience AG, Heidelberg	Courtesy Translation
Balance Sheet as of December 31, 2003

		€	€	December 31, 2002 k €
ASSETS
A.	FIXED ASSETS
I.	Intangible assets
	Concessions, industrial and similar rights and values as well as licenses in such rights and values	3,399,568.00		4,302

II.	Tangible assets
1.	Technical equipment and machinery	548,572.00		855
2.	Other equipment, furniture and fixtures	155,385.00		267

		703,957.00		1,122

			4,103,525.00	5,424

B.	CURRENT ASSETS
I.	Receivables and other assets
1.	Trade receivables	0.00		29
2.	Receivables from companies in which equity investments are held	3,016,735.92		6,533
3.	Other assets	114,267.25		68

		3,131,003.17		6,630

II.	Securities
	Treasury shares	485,490.00		457

III.	Cash and cash equivalents	14,102.19		26

			3,630,595.36	7,113

C.	PREPAID EXPENSES		21,670.44	38

			7,755,790.80	12,575

STOCK HOLDERS’ EQUITY AND LIABILITIES
A.	STOCKHOLDERS’ EQUITY
I.	Subscribed capital		10,020,000.00	10,020
II.	Capital reserve		6,523,940.18	6,552
III.	Revenue reserves
1.	Legal reserve	6,000.87		6
2.	Reserve for treasury shares	485,490.00		457
3.	Other revenue reserves	75,166.17		75

			566,657.04	538
IV.	Accumulated loss		-10,344,537.72	-6,321

			6,766,059.50	10,789

B.	PROVISIONS
1.	Tax provisions	0.00		36
2.	Other provisions	510,041.00		916

			510,041.00	952

C.	LIABILITIES
1.	Trade payables	292,004.09		351
2.	Liabilities due to companies in which equity investments are held	37,814.62		24
3.	Other liabilities	149,871.59		459

			479,690.30	834

			7,755,790.80	12,575

AXARON BIOSCIENCE AG, HEIDELBERG	Courtesy Translation
Income Statement for Fiscal Year 2003

		€		€2002 k €
1.	Sales		3,661,814.33	2,618
2.	Decrease in inventories of work in process		0.00	-63
3.	Other operating income		1,082,112.53	276

			4,743,926.86	2,831
4.	Cost of materials	1,585,404.26		1,779
5.	Personnel expenses	3,804,340.43		4,397
6.	Amortization of intangible assets and depreciation of tangible fixed assets	1,463,664.80		1,563
7.	Other operating expenses	2,013,859.69		1,661

			8,867,269.18

			-4,123,342.32	-6,569
8.	Interest result		99,711.32	248

9.	Result from ordinary operations		-4,023,631.00	-6,321
10.	Income taxes		-186.01

11.	Net loss for the year		-4,023,444.99	-6,321
12.	Withdrawal from the capital reserve		-28,584.00	0
13.	Additions to reserve for treasury shares		28,584.00	0
14.	Loss carryforward		-6,321,092.73	0

15.	Accumulated loss		-10,344,537.72	-6,321

Courtesy Translation

AXARON Bioscience AG, Heidelberg
Notes to the Financial Statements for Fiscal Year 2003

General Remarks

These financial statements have been prepared in accordance with Secs. 242 et seq. and Secs. 264 et seq. HGB [“Handelsgesetzbuch”: German Commercial Code] as well as in accordance with the relevant provisions of the AktG [“Aktiengesetz”: German Stock Corporation Act]. The Company is subject to the requirements for medium-sized companies. The Company had made use of the exemptions provided by Sec. 288 Sentence 2 HGB.

Classification of the balance sheet and income statement is unchanged. The income statement has been prepared using the cost-summary method.

In order to improve the clarity of the financial statements, we have summarized individual income statement items and have disclosed and commented on them separately in the notes to the financial statements.

Accounting and valuation methods

The following accounting and valuation methods, which have remained unchanged in comparison to the prior year, have been used to prepare the financial statements.

Intangible assets are capitalized at acquisition or production cost and, if they have a limited life, are reduced by systematic amortization. The straight-line method of amortization is applied.

Tangible assets are capitalized at acquisition or production cost and, if they have a limited life, are reduced by systematic depreciation. Where permissible under tax law, the declining-balance method of depreciation is used for movable assets. The transition to straight-line depreciation takes place in the year in which the straight-line method leads to a higher depreciation amount for the first time. Low-value assets not exceeding €410.00 in value are fully depreciated in the year of acquisition. Depreciation on additions to moveable assets in the first half of the year is charged at the full rate while additions in the second half of the year are charged at half the annual depreciation rate.

Receivables and other assets are stated at their nominal value. Short-term receivables denominated in foreign currency are valued at the exchange rates prevailing on the balance sheet date.

Securities

Securities relate to treasury shares that are recorded at the lower of cost or market.

Other accruals account for all contingent liabilities. They are recorded at the amounts required according to prudent business judgment.

Liabilities are recorded at the amount repayable. Short-term liabilities denominated in foreign currency are valued at the exchange rates prevailing on the balance sheet date.

Courtesy Translation

Notes to the Balance Sheet

Fixed Assets

The development of the individual fixed asset items, including amortization and depreciation for the fiscal year, is presented in the analysis of fixed assets.

Receivables and Other Assets

All receivables and other assets are due within one year.

Securities

Treasury shares were acquired in 2002 and 2003 to be transferred to employees and members of the Company’s advisory board. In the fiscal year under review, 42,500 shares were repurchased from former employees (19,500 thereof free of charge and 23,000 at a price of €1.00 per share) and 13,916 shares sold to employees at a price of €1.00 per share. The Company’s treasury shares amount to 485,490 as of the balance sheet (4.85% of the subscribed capital).

In line with the increase in treasury shares of €28,584.00, the reserve for treasury shares was raised by the same amount.

Subscribed Capital

Subscribed capital is unchanged at €10,020,000.00 and is divided into 10,020,000 common shares with a nominal value of €1.00 per share. The common shares are registered shares with restricted transferability that may be transferred only with the approval of the supervisory board of the Company.

Capital Reserve

Upon formation of the Company, a premium on the issue of shares of €2.556,46 was transferred to the capital reserve in accordance with Sec. 272 (2) No 1 HGB.

In fiscal year 2001, the former shareholder BASF Biotechnologie Beteiligungs- und Verwertungsgesellschaft mbH made a capital contribution of €5,486,570.10 to the capital reserve of AXARON Bioscience AG in accordance with Sec. 272 (2) No 4 HGB.

The transfer at book values on account of the merger of the holding companies in 2002 without a capital increase resulted in a positive figure for acquired net assets of €1,520,303.62. This increase in net assets was posted to the capital reserve pursuant to Sec. 272 (2) No 4.

The reserve for treasury shares required by Sec. 272 (4) HGB was withdrawn from the capital reserve set up in accordance with Sec. 272 (2) No 4 HGB. The withdrawal came to €28,584.00 in the fiscal year under review.

Provisions

Other provisions account for personnel obligations and outstanding invoices.

Courtesy Translation

Liabilities

The liabilities are due within one year.

Other liabilities relate to:

	Dec. 31, 2003	Dec. 31, 2002
	€	€
Tax liabilities	65,440.65	347,713.29
Liabilities related to social security	68,878.16	102,263.73

	134,318.81	449,977.02

Courtesy Translation

Notes to the Income Statement

Other operating income includes income from the release of accruals amounting to k€ 433.

Cost of Materials

	2003	2002
	€	€
Cost of raw materials, consumables and supplies and of purchased merchandise	786,998.59	893,220.98
Cost of purchased services	798,405.67	886,218.67

	1,585,404.26	1,779,439.65

Personnel Expenses
Salaries	3,109,166.80	3,662,928.07
Social security, pension and other benefit costs	695,173.63	733,724.01
(thereof for pensions)	(135,483.07)	(94,458.51)

	3,804,340.43	4,396,652.08

Interest Result
Other interest and similar income	99,711.32	251,442.54
Interest and similar expenses	0.00	3,132.29

	99,711.32	248,310.25

Courtesy Translation

Other Notes

Management Board

          Dr. Alfred Bach, Heidelberg

Supervisory Board

Dr. Klaus-Jürgen Böhm, Chairman (until October 14, 2003)
          Senior Vice President Zentralbereich Finanzen
          Kapital- und Geldmarkt
          BASF Aktiengesellschaft, Ludwigshafen am Rhein

Friedrich J. Christ, Chairman (since October 14, 2003)
          Senior Vice President Zentralbereich Finanzen
          Finanzbetreuung Tochtergesellschaften
          BASF Aktiengesellschaft, Ludwigshafen am Rhein

Prof. Dr. Michael Kramer, Vice Chairman
          Chairman, LYNX Therapeutics GmbH,
          Heidelberg

Prof. Dr. Hans-Jürgen Quadbeck-Seeger,
          Consultant, Bad Dürkheim

Employees

An annual average of 76 (prior year: 83) persons were employed in the fiscal year.

Heidelberg, February 26, 2004

The management board

Analysis of Fixed Assets	Courtesy Translation

	Acquisition and production costs				Accumulated amortization and depreciation				Net book value
				December 31,				December	Dec. 31,	Dec. 31,
	Jan. 1, 2003	Additions	Disposals	2003	Jan. 1, 2003	Additions	Disposals	31, 2003	2003	2002
	€	€	€	€	€	€	€	€	€	€
I. Intangible Assets
Concessions, industrial and similar rights and values as well as licenses in such rights and values	7,596,664.70	13,759.65	0.00	7,610,424.35	3,295.060.70	915,795.65	0.00	4,210,856.35	3,399,568.00	4,301,604.00

II. Tangible Assets
1. Technical equipment and machinery	3,082,394.41	112,663.88	63,650.46	3,131,407.83	2,227,438.41	418,305.88	62,908.46	2,582,835.83	548,572.00	854,956.00
2. Other equipment, furniture and fixtures	948,349.13	20,869.52	21,644.60	947,574.05	681,010.13	129,563.27	18,384.35	792,189.05	155,385.00	267,339.00

	4,030,743.54	133,533.40	85,295.06	4,078,981.88	2,908,448.54	547,869.15	81,292.81	3,375,024.88	703,957.00	1,122,295.00

	11,627,408.24	147,293.05	85,295.06	11,689,406.23	6,203,509.24	1,463,664.80	81,292.81	7,585,881.23	4,103,525.00	5,423,899.00

AXARON Bioscience AG, Heidelberg

Management Report for 2003

A. Business Development

1. Development of the Industry and the Economy as a Whole

The economic situation in Germany was characterized by stagnation in 2003 as in the two previous years. The consolidation process continued. As before, companies sought to exploit savings potential. The results of operations of many companies deteriorated further. The tax law environment was uncertain and did not provide any planning certainty. The capital markets failed to open up and obtaining loans was difficult.

AXARON Bioscience AG (AXARON) initiated introduction of two technology platforms — Axaminer and iGentifier — on the market in 2003. The market environment was shaped by the continuing reluctance of customers to invest as well as the negative experiences which some of them had in recent years with investing in biotech companies’ platform technologies.

Conditions for the biotechnology industry remained difficult. The market for IPOs of such companies collapsed. Exiting their investment is thus no longer an option for investors. In addition, a higher number of companies than usual were not able to meet their goals, which meant that providers of venture capital lost a lot of money and are now placing high requirements on new investments that are extremely difficult to meet. Consequently, an increasing number of biotech companies encountered financial difficulties and were forced to cut costs as well as cancel projects and concentrate more clearly on core areas. AXARON was no exception.

2. Development of Sales and Order Volume

AXARON generated sales of EUR 3.7 million in the reporting year 2003 (2002: EUR 2.6 million). They were generated in Germany and, except for EUR 0.4 million, exclusively with BASF AG.

The Company received research subsidies from the German Federal Ministry for Education and Research of EUR 0.6 million for the “Atlas” project (2002: EUR 0.2 million for the “ToxChips” project).

The order backlog as of December 31, 2003 totaled EUR 30 k (2002: EUR 5.4 million). We have promising customer contacts for further cooperation and service agreements based on the Axaminer and iGentifier technology, but no further contracts as of December 31, 2003.

We are expecting income of EUR 1.1 million for 2004 and research subsidies for the “Atlas” project as well as from cooperation with the University Hospital Heidelberg totaling EUR 146 k.

Courtesy Translation

3. Capital Expenditure

Capital expenditure in 2003 amounted to EUR 147 k (2002: EUR 689 k). Laboratory equipment accounted for EUR 113 k, EUR 75 k of which was in turn spent on setting up workplaces for animal operations. The remaining amount was spent on software, hardware and low-value assets.

4. Personnel and Welfare

As a result of focusing and strategically realigning the Company, AXARON laid off a total of twelve employees in 2003, most of whom as of March 31. On December 31, 2003, the Company employed 69 workers (2002: 83), seven of whom are on maternity leave.

Personnel expenses fell to EUR 3.8 million as a result (2002: EUR 4.4 million).

5. Significant Events during the Fiscal Year

After discontinuing the activities of the microbiology and toxicology business divisions at the end of 2002, the strategically realigned AXARON Bioscience AG was positioned in 2003 as a company developing innovative therapies for central nervous system diseases.

In April 2003 iGentifier — a new method of transcription profiling in unsequenced organisms — was introduced to the life science industry. Customers may use it via service agreements or obtain a license to use it as an in-house solution. Following completion of the BASF AG order and launching of marketing activities in 2003, the first orders from other customers are expected to be received in 2004 (see comments in Section D, Anticipated Development).

In May 2003, AXARON presented Axaminer, a new technology for transcription profiling, at individual cell level. The primary target group is the pharmaceutical industry. A cooperation agreement with BASF AG to research teratogenic effects has already been carried out with the new technology. AXARON established numerous new interesting customer contacts in 2003 which are expected to result in actual orders from 2004 onwards. A co-marketing agreement for this technology has been concluded with Leica Microsystems.

In addition, AXARON successfully secured the rights to the patent applications in the United States and Japan in April 2003 for a drug (AX205) for treating amyotrophic lateral sclerosis. A utility model is now available in Germany.

One area of focus in 2003 was the preparatory work for the clinical trials with AX200 for stroke indication which are planned to start in mid-2004. The scientific advisory board was supplemented with a clinical advisory board to support these activities.

Due to the high capital needs for developing AX200 further and the fact that the Company does not want to market a drug without a larger pharmaceutical company, AXARON began to look for a strategic investor in 2003. However,

Courtesy Translation

as of year end, a strategic investor had not been located mainly due to the depressed economic situation within the biotechnology industry.

In the second half of the year 2003, BASF AG terminated the three cooperation agreements concluded in 2002. As a result, AXARON lost sales of EUR 2.1 million. Negotiations for cooperation on other scientific issues are currently under way.

B. Situation of the Company

1. Net Assets and Financial Position

About 50% of the Company’s finances in 2003 stem from sales from service contracts. As already in 2002, the call money account at BASF AG was further reduced to cover further financing needs.

Equity at year-end stood at EUR 6.8 million (2002: EUR 10.8 million).

The treasury stock held by AXARON Bioscience AG as of December 31, 2003 increased to 485,490 (2002: 456,906) as a result of various employees transferring their shares back when they left the Company. The management and supervisory boards will continue to endeavor to issue these shares to the Company’s employees at conditions that are acceptable for both parties.

The call money account at BASF AG fell to EUR 3.0 million (2002: EUR 6.5 million).

2. Results of Operations

In addition to sales of EUR 3.7 million, AXARON generated other operating income of EUR 1.1 million in 2003 (2002: EUR 0.3 million), most of which stems from research subsidies.

Income was offset by cost of materials of EUR 1.6 million (2002: EUR 1.8 million), personnel expenses of EUR 3.8 million (2002: EUR 4.4 million), amortization and depreciation of EUR 1.5 million (2002: EUR 1.6 million) and other operating expenses of EUR 2.0 million (2002: EUR 1.7 million).

This resulted in an operating loss of EUR 4.1 million (2002: loss of EUR 6.6 million). The interest result in 2003 amounted to EUR 100 k (2002: EUR 248 k). AXARON’s net loss for the year 2003 amounted to EUR 4.0 million (2002: net loss of EUR 6.3 million). Assuming secured financing of the business activities, the Company expects a net loss for the year 2004 of EUR 9.0 million.

C. Significant Risks to Future Development

AXARON has budgeted financing needs from operations in the region of EUR 8.0 million for the fiscal year 2004. The main reason for the rise is the planned start of the clinical phase II trials with the drug AX200. Based on the finance needs currently forecasted, which includes expenses related to the clinical phase II trials, the Company’s cash and cash equivalents will probably be used up by May 2004. As already mentioned, owing to the high finance needs for the trials, they can only be carried out if the Company has sufficient funds from one or several investors.

Courtesy Translation

Negotiations are currently being held with potential cooperation partners and investors. Due to the current market situation, however, we cannot say when these negotiations will be successfully completed. This issue is the subject of intense discussions between the management and the Company’s principal shareholders. However, no contractual agreements or comparable commitments have been made to date to guarantee funding of the Company for 2004 or beyond. If funding is not ensured, AXARON will not be able to start the clinical trials for AX200 as planned.

Based on the discussions and negotiations with strategic partners and investors as well as with one of the principal shareholders, it is possible that the planned business activities will be financed. The Company assumes that it will continue as a going concern, albeit in the worst-case scenario at a reduced level.

The Company has installed a risk management system to detect any future risks at an early stage and exploit opportunities that arise for the Company. It comprises among other things budgetary planning on a monthly basis, monthly reporting to management and the supervisory board, keeping the budget figures up to date whenever changes occur, a project management including project cost accounting and weekly management team meetings. The Company’s supervisory board meets regularly and, in addition to routine reporting, is informed or consulted on specific issues.

D. Anticipated Development

The fiscal year 2004 will present a serious challenge. To maintain operations, we will need additional equity and/or debt capital.

The Company will further define its areas of focus. There are plans to spin off the iGentifier technology platform, if possible, as it no longer generates strategic added value for AXARON since the realignment.

In 2004 AXARON will concentrate its activities on preparing and conducting clinical trials with the drug AX200 for stroke treatment. The trials are planned for the period from July 2004 through mid-2006. If the outcome is positive, the agent could be licensed out to a pharmaceutical company after these phase-II trials or be developed further in cooperation with a partner from the pharmaceutical industry. The clinical research program will be accompanied by preclinical studies. These include experiments to optimize doses, further research on how it works and use of the drug for other diseases with high medical demand and consequently high sales potential, such as Parkinson’s. Axaminer, the technology platform for cell-type-specific transcription profiling, will be another main area of focus for the Company. Based on the business development in 2003, this service business is expected to make a contribution to the Company’s funding in 2004.

The search for cooperation partners will be pursued. In addition, AXARON will reinforce its efforts to win a venture capital investor to fund the Company.

Courtesy Translation

E. Research and Development

After receiving the rights to use the drug AX200 for applications in the field of the central nervous system in 2002, AXARON conducted further experiments on its effectiveness in 2003, in particular relating to stroke treatment. The first steps were also taken to prepare for the clinical phase II trials.

A pilot study researched AX200’s potential for Parkinson’s disease. The initial preliminary results are positive.

The Max-Planck-lnstitut für Experimentelle Medizin in Göttingen is conducting research on the potential of the drug AX205 for treating amyotrophic lateral sclerosis.

The research work on the DoubleSwitch technology platform for protein-protein interaction was scaled back in 2003 due to the increase in resources needed by other, more advanced projects.

Activities in the “Atlas” project, the research and development project for the Axaminer technology, which is subsidized by the German Federal Ministry for Education and Research, were completed at year-end 2003 after a period of two years. A final report and actual costing will follow at the start of 2004.

The Axaminer technology platform which was already introduced on the market in May 2003 was optimized further in the course of the year.

In total, AXARON Bioscience AG filed three patent applications in 2003 (2002: 13) and one utility model.

Heidelberg, February 2004

AXARON Bioscience AG

The Management Board

Exhibit Index

Exhibit No.	Description of Document
2.1	Acquisition Agreement, dated as of February 4, 1998, by and between the Company and Inex Pharmaceuticals Corporation, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 24, 1998.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the period ended December 31, 2002.

3.2	Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Company’s Statement Form 10 (File No. 0-22570), as amended (see the “Statement Form 10”).

10.1	Form of Indemnity Agreement entered into between the Company and its directors and officers, incorporated by reference to Exhibit 10.7 of the Company’s Statement Form 10.

10.2**	The Company’s 1992 Stock Option Plan (the “Stock Option Plan”), incorporated by reference to Exhibit 10.8 of the Company’s Statement Form 10.

10.3**	Form of Incentive Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.9 of the Company’s Statement Form 10.

10.4**	Form of Nonstatutory Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.10 of the Company’s Statement Form 10.

10.5	Agreement of Assignment and License of Intellectual Property Rights, dated June 30, 1992, by and between the Company and ABI, incorporated by reference to Exhibit 10.11 of the Company’s Statement Form 10.

10.6	Amended and Restated Investor Rights Agreement, dated as of November 1, 1995, incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K for the period ended December 31, 1995.

10.7+	Technology Development and Services Agreement, dated as of October 2, 1995, by and among the Company, Hoechst Aktiengesellschaft and its subsidiary, Hoechst Marion Roussel, Inc., incorporated by reference to Exhibit 10.28 of the Company’s Form 10-K for the period ended December 31, 1995.

10.7.1+	Amended and Restated First Amendment to Technology Development and Services Agreement, dated May 1, 1998, by and between the Company and Hoechst Marion Roussel, Inc., incorporated by reference to Exhibit 10.36 of the Company’s Form 10-Q for the period ended June 30, 1998.

10.7.2+	Second Amendment to Technology Development and Services Agreement, dated March 1, 1999, by and among the Company, Hoechst Marion Roussel, Inc. and its affiliate Hoechst Schering AgrEvo GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

Exhibit No.	Description of Document
10.7.3+	Third Amendment to Technology Development and Services Agreement, dated December 20, 1999, by and among the Company, Aventis Pharmaceutical Inc. and its affiliate Aventis CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.7.4+	Fourth Amendment to Technology Development and Services Agreement, dated March 31, 2002, by and between the Company and Aventis CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended March 31, 2002.

10.7.5+	Fifth Amendment to Technology Development and Services Agreement, dated as of September 30, 2002, by and between the Company and Bayer CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002.

10.10	Lease, dated as of February 27, 1998, by and between the Company and SimFirst, L.P., Limited Partnership, incorporated by reference to Exhibit 10.35 of the Company’s Form 10-Q for the period ended March 31, 1998.

10.11**	The Company’s 1998 Employee Stock Purchase Plan (the “Purchase Plan”), incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 (File No. 333-59163).

10.12+	Research Collaboration Agreement, dated as of October 29, 1998, by and between the Company and E.I. Dupont de Nemours and Co., incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.12.1+	Letter Amendment, dated March 1, 2002, to Research Collaboration Agreement by and between the Company and E.I. DuPont De Nemours and Co., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended March 31, 2002.

10.13	Master Loan and Security Agreement, dated as of October 26, 1998, by and between the Company and Transamerica Business Credit Corporation, incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.14	Promissory Note No. 7, dated as of September 29, 2000, issued by the Company to Transamerica Business Credit Corporation, incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.15+	Collaboration Agreement, dated as of September 30, 1999, by and between the Company and Hoechst Schering AgrEvo GmbH, incorporated by reference to Exhibit 10.16.

10.16**	Employment Agreement, dated as of October 18, 1999, by and between the Company and Norman John Wilkie Russell, Ph.D., incorporated by reference to Exhibit 10.13 of the Company’s Form 10-Q for the period ended September 30, 1999.

10.17+	Collaboration Agreement, dated as of October 1, 2000, by and between the Company and Takara Shuzo Co., Ltd. incorporated by reference to Exhibit 10.18 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.17.1+	Amendment No. 1 to Collaboration Agreement, dated December 19, 2002, by and between the Company and Takara Bio Inc., incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the period ended December 31, 2002.

Exhibit No.	Description of Document
10.17.2+	Amendment No. 2 to Collaboration Agreement, dated June 30, 2003, by and between the Company and Takara Bio Inc., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2003.

10.18	Securities Purchase Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.

10.19	Registration Rights Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.

10.20	Form of Warrant issued by the Company in favor of each investor thereto, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.

10.21+	Joint Venture Agreement, dated as of June 29, 2001, by and between the Company and BASF Aktiengesellschaft, incorporated by reference to Exhibit 10.18 of the Company’s Form 10-Q for the period ended June 30, 2001.

10.22+	First Amendment to Joint Venture Agreement, by and between the Company and BASF Aktiengesellschaft, dated as of August 14, 2001, incorporated by reference to Exhibit 10.22.2 of the Company’s Form 10-Q for the period ended September 30, 2001.

10.23+	Technology License Agreement, dated as of June 1, 2001, by and between the Company and BASF-LYNX Bioscience AG, incorporated by reference to Exhibit 10.19 of the Company’s Form 10-Q for the period ended June 30, 2001.

10.24	Common Stock Purchase Agreement, by and between the Company and Takara Shuzo Co., Ltd., dated as of October 1, 2001, incorporated by reference to Exhibit 10.24 of the Company’s Form 10-Q for the period ended September 30, 2001.

10.25+	Purchase Agreement, dated as of March 5, 2002, by and between Geron Corporation and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 18, 2002.

10.26+	Common Stock Purchase Agreement, dated as of March 5, 2002, by and between Geron Corporation and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on From 8-K filed on March 18, 2002.

10.27	Form of Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002.

10.28	Form of Registration Rights Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002.

10.29	Form of Warrant issued by the Company in favor or each investor party to the Securities Purchase Agreement and Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002.

Exhibit No.	Description of Document
10.30**	Employment Agreement, dated as of June 3, 2002, by and between the Company and Kevin P. Corcoran, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2002.

10.31**	Employment Agreement, dated as of June 10, 2002, by and between the Company and Thomas J. Vasicek, Ph.D., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2002.

10.32**	Letter Agreement, dated as of July 9, 2002, by and between the Company and Norman John Wilkie Russell, Ph.D., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2002.

10.33	Common Stock Purchase Agreement, dated as of September 25, 2002, by and between the Company and Takara Shuzo Co., Ltd., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002.

10.34	Loan and Security Agreement, dated October 23, 2002, by and between the Company and Comerica Bank-California, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002.

10.35	Common Stock Purchase Agreement, dated as of December 26, 2002, by and between the Company and Takara Shuzo Co., Ltd., incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the period ended December 31, 2002.

10.39	Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on September 25, 2003.

10.40	Form of Warrant issued by the Company in favor of each investor, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on September 25, 2003.

10.41+	Services Agreement, by and between E.I. DuPont de Nemours and Company.

10.42	Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on January 2, 2004.

10.43	Form of Warrant issued by the Company in favor of each investor, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on January 2, 2004.

21.1*	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

23.2*	Consent of Ernst & Young AG, Independent Auditors.

24.1	Power of Attorney.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended .

Exhibit No.	Description of Document
31.3	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.4	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.5*	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.6*	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1++	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2++*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

++	This certification “accompanies” the Annual Report on Form 10-K which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Lynx Therapeutics, Inc. under the Securities Act or the Exchange Act (whether made before or after the date of the Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.

*	Being filed herewith; all other exhibits previously filed.

**	Management contract or compensatory plan or arrangement.

(+)	Portions of this agreement have been deleted pursuant to our request for confidential treatment.