Form 10-Q
period 2004-06-30
LYNX THERAPEUTICS INC
filed 2004-08-13
CIK 913275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         for the quarterly period ended June 30, 2004

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

The number of shares of common stock outstanding as of August 3, 2004 was 7,527,538.

Lynx Therapeutics, Inc.

FORM 10-Q
For the Quarter Ended June 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Lynx Therapeutics, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2004	2003
	(unaudited)	(*)
Assets
Current assets:
Cash and cash equivalents	$1,116	$4,881
Restricted cash	364	728
Short term investments	905	—
Accounts receivable	599	402
Inventory	937	904
Other current assets	296	722

Total current assets	4,217	7,637
Property and equipment:
Leasehold improvements	7,668	11,510
Laboratory and other equipment	20,375	21,667

	28,043	33,177
Less accumulated depreciation and amortization	(18,841)	(22,190)

Net property and equipment	9,202	10,987
Intangible assets, net	2,403	—
Other non-current assets	256	172

	$16,078	$18,796

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$630	$1,070
Accrued compensation	357	284
Accrued professional fees	213	181
Deferred revenue - current portion	759	759
Note payable - current portion	460	1,128
Other accrued liabilities	119	163

Total current liabilities	2,538	3,585
Deferred revenues	4,027	4,213
Other non-current liabilities	906	932
Stockholders’ equity:
Common stock	124,097	117,722
Accumulated other comprehensive income	16	17
Accumulated deficit	(115,506)	(107,673)

Total stockholders’ equity	8,607	10,066

	$16,078	$18,796

* The balance sheet amounts at December 31, 2003 have been derived from audited financial statements at that date but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Lynx Therapeutics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)]

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenues:
Technology access and service fees	$1,486	$4,187	$2,626	$7,187
License fees from related party	190	190	380	380
Collaborative research and other	67	208	78	282

Total revenues	1,743	4,585	3,084	7,849

Operating costs and expenses:
Services fees and other	1,320	1,377	2,670	2,101
Research and development	2,601	3,196	5,064	6,761
General and administrative	1,500	1,893	3,087	3,678
Special charge for workforce reduction	16	—	118	292

Total operating costs and expenses	5,437	6,466	10,939	12,832

Loss from operations	(3,694)	(1,881)	(7,855)	(4,983)
Equity in net loss of related party	—	(891)	—	(1,716)
Interest income (expense), net	(3)	(84)	(21)	(128)
Other income (expense), net	86	—	44	—

Net loss before provision for income taxes	(3,611)	(2,856)	(7,832)	(6,827)
Provision for income taxes	1	1	1	2

Net loss	(3,612)	(2,857)	(7,833)	(6,829)

Basic income/(loss) per share	(0.48)	(0.61)	(1.13)	(1.47)

Shares used in computation of loss per share	7,450	4,654	6,924	4,653

See accompanying notes.

Lynx Therapeutics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(7,833)		$(6,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,879		1,863
Stock based compensation expense	3		—
Amortization of deferred compensation	—		9
Common stock issued in connection with acquisition of supplies	70		—
Equity in net loss of related party	—		1,716
Loss/(gain) on disposal of fixed assets	(94)		—
Changes in operating assets and liabilities:
Accounts receivable	(197)		(340)
Inventory	(33)		18
Prepaid expenses and other current assets	426		283
Accounts payable	(440)		238
Other accrued liabilities	61		(192)
Deferred revenues	(185)		(4,070)
Other assets	(84)		—
Non-current liabilities	(26)		(22)

Net cash used in operating activities	(6,453)		(7,326)
Cash flows from investing activities:
Purchase of short-term investments	(906)		—
Purchases of property and equipment	(14)		(245)
Proceeds from sale of equipment	94		—

Net cash used in investing activities	(826)		(245)
Cash flows from financing activities:
Issuance of common stock, net of repurchases	3,818		14
Repayment of equipment loan	(668)		(1,178)

Net cash provided by (used in) financing activities	3,150		(1,164)

Net increase (decrease) in cash and cash equivalents	(4,129)		(8,735)
Cash and cash equivalents at beginning of period	5,609		11,735

Cash and cash equivalents at end of period	$1,480		$3,000

Supplemental schedule of non-cash investing activities
		$
Cash paid during the period for income taxes	$1		$2

Interest paid	$34		$134

Common stock issued in connection with the acquisition of intellectual property and equipment.	$2,554		$—

See accompanying notes.

Lynx Therapeutics, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

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

     In April 2004, Lynx and UK-based Solexa Ltd. (“Solexa”), jointly acquired from Swiss-based Manteia SA (“Manteia”), the rights to proprietary technology assets for DNA colony generation. We intend to incorporate the acquired technology assets into our MPSS process, with the goal of streamlining sequencing service operations and developing commercial sequencing instrumentation for widespread laboratory use. The cluster technology is expected to improve our current bead-based sequencing process by delivering higher density, thus greater information content. We also intend to improve the MPSS technology by developing a battery of new sequencing assays beyond our current gene expression assays for various epigenomic and functional genomic applications.

2. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lynx without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”). Certain prior year amounts have been reclassified to conform to current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations; nevertheless, Lynx believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results for the full year.

     Our unaudited condensed consolidated financial statements have been presented on a basis that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced operating losses since our inception of $115.5 million, including a net loss of $3.6 million and $7.8 million for the three and six months ended June 30, 2004, respectively. We expect to continue to incur net losses as we proceed with the commercialization and additional development of our technologies. Our cash and cash equivalents and short-term investments were $2.4 million at June 30, 2004, which includes restricted cash of $0.4 million. It was anticipated that these funds in combination with forecasted revenues and the ability to raise additional outside capital would be sufficient to meet our projected operating and capital requirements through at least December 31, 2004. Our revenues through June 2004 have been significantly less than had been forecasted at the beginning of this calendar year and we continue to pursue various options to raise additional funds, which will be required to allow us to continue our business activities through December 31, 2004. These options include securing additional equity financing and obtaining new collaborators and customers. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. There can be no assurance that additional financing will be available on satisfactory terms, or at all. If we are unable to secure additional financing, or are unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, we will be forced to take substantial restructuring actions, which may include significantly reducing our anticipated level of expenditures, the sale of some or all of our assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or we will not be able to continue to operate.

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

Inventory

     Inventory is stated at the lower of cost (which approximates first-in, first-out cost) or market. The balances at June 30, 2004 and December 31, 2003 were classified as raw materials and consisted primarily of reagents and other chemicals utilized while performing genomics discovery services. Inventory used in providing genomics discovery services and for reagent sales is charged to cost of services fees and other as consumed. Reagents and chemicals purchased for internal development purposes are charged to research and development expense upon receipt or as consumed.

Net Loss Per Share

     Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. Basic and diluted net loss per share amounts are the same for each period as we have incurred a net loss for all periods presented. Had we been in a net income position, diluted earnings per share would have included the dilutive impact of outstanding options and warrants to purchase common stock. At June 30, 2004, options to purchase approximately 568,000 shares of common stock at a weighted-average exercise price of $26.88 per share and warrants to purchase approximately 1,544,000 shares of common stock at exercise prices ranging from $6.12 to $39.76 per share, were excluded from the calculation of diluted loss per share for 2004 because the effect of inclusion would be antidilutive. The options and warrants will be included in the calculation at such time as the effect is no longer antidilutive, as calculated using the treasury stock method. At June 30, 2003, options to purchase approximately 531,000 shares of common stock at a weighted-average exercise price of $40.08 per share and warrants to purchase approximately 977,000 shares of common stock at exercise prices ranging from $10.85 to $39.76 per share were excluded from the calculation of diluted loss per share for 2003 because the effect of inclusion would be antidilutive.

Stock-Based Compensation

     We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date prior to the date of grant. We account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations. Under APB 25, when the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

     Pro forma information regarding net loss and net loss per share required by Statement of Financial Accounting Standard No. 123, Accounting for Stock-based Compensation (SFAS 123), as amended by SFAS 148, is presented below and has been determined as if the Company had accounted for awards under its stock option and employee stock purchase plans using the fair value method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss, as reported	$(3,612)	$(2,857)	$(7,833)	$(6,829)
Add: Stock-based employee compensation as reported	—	—	—	9
Deduct: Stock-based employee compensation as if fair value method applied to all awards	(422)	(720)	(963)	(1,125)

Net loss, pro forma as if fair value method applied to all awards	$(4,034)	$(3,577)	$(8,796)	$(7,945)

Basic and diluted net loss per share, as reported	$(0.48)	$(0.61)	$(1.13)	$(1.47)

Basic and diluted net loss per share, pro forma as if fair value method applied to all awards	$(0.54)	$(0.77)	$(1.27)	$(1.71)

4. Comprehensive Loss

     The following are the components of comprehensive loss: (in thousands)

	Three Months Ended
	June 30,
	2004	2003
Net income (loss)	$(3,612)	$(2,857)
Net unrealized loss on available-for-sale securities	(1)	—
Currency translation	1	—

Comprehensive income (loss)	$(3,612)	$(2,857)

	Six Months Ended
	June 30,
	2004	2003
Net income (loss)	$(7,833)	$(6,829)
Net unrealized loss on available-for-sale securities	(1)	—
Currency translation	—	—

Comprehensive income (loss)	$(7,834)	$(6,829)

5. Related-Party Transactions

Axaron Bioscience AG

     We hold an equity investment in Axaron Bioscience AG (“Axaron”). As of June 30, 2004, we held approximately a 42% ownership interest in Axaron and had the ability to exercise significant influence over Axaron’s operating and accounting policies. We have accounted for the investment under the equity method in accordance with APB Opinion No. 18. Under the equity method, the Company records its pro-rata share of the income or losses of Axaron. Axaron is engaged in employing Lynx’s technologies in its neuroscience, toxicology and microbiology research programs.

     In 2001, we extended our technology licensing agreement with Axaron. The license extends Axaron’s right to use our proprietary MPSS and Megasort technologies non-exclusively in Axaron’s neuroscience, toxicology and microbiology programs until December 31, 2007. We received from Axaron a $5.0 million technology license fee, which was recorded as deferred revenue and is being recognized on a straight-line basis over the noncancelable term of the agreement. The recorded revenue for the three-month and six-month period ended June 30, 2004 was $190,000 and $380,000, respectively. The recorded revenue for the three-month and six-month period ended June 30, 2003 was $190,000 and $380,000, respectively. In accordance with APB 18, we have discontinued applying the equity method as our investment in Axaron has been reduced to zero and no pro-rata share of Axaron losses has been reflected in the Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2004. Our pro-rata share of Axaron’s losses for the three-month and six-month periods ended June 30, 2003 was approximately $0.9 million and $1.7 million, respectively.

     We initially accounted for our investment in Axaron Bioscience AG, a company owned primarily by BASF AG and us, using the equity method. In accordance with APB 18, we have discontinued applying the equity method as of December 31, 2003, as our investment in Axaron has been reduced to zero.

     We also subleased certain offices in Germany to Axaron. During 2003, the Company received an immaterial amount of sublease income from Axaron.

Other Transactions with Related Parties

     For legal services, Lynx paid approximately $129,000 during the quarter ended June 30, 2004 and approximately $185,000 during the six months ended June 30, 2004 to Cooley Godward LLP, Lynx’s counsel. A partner of Cooley Godward LLP is a director of Lynx. At June 30, 2004, Lynx had an outstanding liability to Cooley Godward LLP of approximately $47,000. At December 31, 2003, Lynx had an outstanding liability to Cooley Godward LLP of approximately $55,000.

     For genomics discovery services performed during the quarter ended June 30, 2004, Lynx received revenues of $30,000 from the Institute for Systems Biology. The President and Director of the Institute for Systems Biology is a director of Lynx. As of June 30, 2004, Lynx had a receivable of $30,000 due from the Institute for Systems Biology.

     In June 2001, Lynx entered into a consulting agreement with Dr. Sydney Brenner, a director of the Company. Pursuant to the agreement, Dr. Brenner may perform consulting services of at least eight to 16 hours per month in consideration of his standard consulting fee. During the three and six months ended June 30, 2004, Dr. Brenner received no consulting fees under this agreement.

6. Restructuring Charges

     In March 2004, we implemented a reduction of approximately 15% of our workforce, or 14 people. The reduction included positions in all functions of the Company’s business. The workforce reduction is intended to further focus our financial and human resources on expanding the commercial use of MPSS. We recorded a workforce reduction charge of $118,000 in the six months ended June 30, 2004, which related primarily to severance compensation expense for our former employees, which amounts were paid in April and May 2004.

7. Common Stock

     On March 9, 2004, Lynx completed a $4.0 million private placement of common stock and warrants to purchase common stock (the “financing”) resulting in proceeds of $3.8 million, net of commissions and expenses. The financing included the sale of 788,235 newly-issued shares of common stock at $5.10 per share and the issuance of warrants to purchase 181,295 shares of common stock at an exercise price of $6.25 per share.

8. Acquisition of Intellectual Property

     In April 2004, Lynx and Solexa jointly acquired from Manteia the rights to proprietary technology assets for DNA colony generation. The acquired technology assets feature a process to enable parallel amplification of millions of DNA fragments, each from a single DNA molecule, to create DNA colonies or “clusters.” The clusters are dense collections of DNA molecules on a surface, which should enable fast and simplified preparation of the biological sample for analysis and allow reduced reagent consumption as a result of the highly parallel nature of the analysis. We intend to incorporate the cluster technology assets into our MPSS process, with the goal of streamlining our sequencing service operations and developing commercial sequencing instrumentation for widespread laboratory use. The cluster technology is expected to improve our current bead-based sequencing process by delivering higher density, thus greater information content. This improvement targets a significant reduction in the cost of DNA sequencing and is expected to create multiple market opportunities in basic and applied research. Lynx and Solexa have entered into a technology sharing agreement for the purpose of managing the ownership and development of the asset acquired from Manteia.

     Lynx issued and delivered to Manteia 540,058 shares of common stock of Lynx for a value representing fifty (50) percent of the purchase price. The shares were valued at $2.55 million and the purchase price was allocated to intellectual property in the amount of $2.45 million and equipment and supplies valued at $100,000. The acquired intellectual property is being amortized over 8 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and our 2003 audited financial statements and notes thereto included in our 2003 Annual Report on Form 10-K, as amended. Operating results for the quarter and six months ended June 30, 2004 are not necessarily indicative of results that may occur in future periods.

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

Overview

     We believe that Lynx Therapeutics, Inc. is a leader in the development and application of novel genomics analysis solutions that provide comprehensive and quantitative digital gene expression information important to modern systems biology research in the pharmaceutical, biotechnology and agricultural industries. These solutions are based on Megaclone and Massively Parallel Signature Sequencing, or MPSS, our unique and proprietary cloning and sequencing technologies. Gene expression refers to the number of genes and the extent a cell or tissue expresses those genes, and represents a way to move beyond DNA sequence data to understand the function of genes, the proteins they encode and the role they play in health and disease. Systems biology is an approach in which researchers seek to gain a complete molecular understanding of biological systems in health and disease.

     We have incurred net losses each year since our inception in 1992. As of June 30, 2004, we had an accumulated deficit of approximately $115.5 million. We expect net losses will continue for at least the next several years as we proceed with the commercialization and additional development of our technologies. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses.

     Our cash and cash equivalents were $5.6 million as of December 31, 2003, which included restricted cash of $0.7 million. As of June 30, 2004, our cash and cash equivalents and short-term investments consisted of $2.4 million including restricted cash of $0.4 million. In March 2004, we raised an additional $4.0 million through the sale of common stock. It was anticipated that these funds in combination with forecasted revenues and the ability to raise additional outside capital would be sufficient to meet our projected operating and capital requirements through at least December 31, 2004. Our revenues through June 2004 have been significantly less than had been forecast at the beginning of this calendar year and we continue to pursue various options to raise additional funds, which will be required to allow us to continue our business activities through December 31, 2004. These options include securing additional equity financing and obtaining new collaborators and customers. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. There can be no assurance that additional financing will be available on satisfactory terms, or at all. If we are unable to secure additional financing, or are unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, we will be forced to take substantial restructuring actions, which may include significantly reducing our anticipated level of expenditures, the sale of some or all of our assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or we will not be able to continue to operate.

     To date, we have received, and expect to continue to receive in the future, a significant portion of our revenues from a small number of collaborators, customers and licensees, as shown in the following table.

	Six months Ended June 30,		Year Ended December 31,
	2004	2003	2003
Takara Bio Inc.	2%	18%	39%
E.I. DuPont de Nemours and Company	55%	31%	28%
BASF AG	12%	24%	14%
Bayer CropScience	—	10%	4%
National Human Genome Research Institute	8%	—	—

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

     Our operating costs and expenses include services fees and other, research and development expenses and general and administrative expenses. Services fees and other includes primarily the costs of direct labor, materials and supplies, outside expenses, equipment and overhead incurred by us in performing our genomics discovery services for, and the costs of reagents and instruments sold to, our collaborators, customers and licensees. Research and development expenses include the costs of personnel, materials and supplies, outside expenses, equipment and overhead incurred by us in our technology and application development and process improvement efforts. Research and development expenses may increase due to spending for ongoing technology development and implementation, as well as new applications, primarily for MPSS. General and administrative expenses include the costs of personnel, materials and supplies, outside expenses, equipment and overhead incurred by us primarily in our administrative, business development, legal and investor relations activities. General and administrative expenses may increase in support of our research and development, commercial and business development efforts.

     We initially accounted for our investment in Axaron Bioscience AG, a company owned primarily by BASF AG and us, using the equity method. In accordance with APB 18, we have discontinued applying the equity method as of December 31, 2003, as our investment in Axaron has been reduced to zero.

     As of June 30, 2004, we employed 76 full-time employees, of which 63 were engaged in production and research and development activities. In March 2004, we implemented a reduction of approximately 15% of our total workforce, or 14 people. The reduction included positions in all functions of the Company’s business. The workforce reduction is intended to further focus our financial and human resources on expanding the commercial use of MPSS.

     On April 14, 2004, Lynx and Solexa closed a transaction to jointly acquire from Manteia the rights to proprietary technology assets for DNA colony generation. We issued and delivered to Manteia 540,058 shares of our common stock for a value representing fifty (50) percent of the purchase price. The acquired technology assets feature a process to enable parallel amplification of millions of DNA fragments, each from a single DNA molecule, to create DNA colonies or “clusters.” The clusters are dense collections of DNA molecules on a surface, which should enable fast and simplified preparation of the biological sample for analysis and allow reduced reagent consumption as a result of the highly parallel nature of the analysis.

     We have entered into a technology sharing agreement, dated as of March 22, 2004, for the purpose of managing the ownership and development of the assets acquired from Manteia.

Results of Operations

Revenues

     Revenues for the three-month period ended June 30, 2004 were approximately $1.7 million, compared to revenues of $4.6 million for the corresponding three-month period of 2003. Revenues for the three-month period in 2004 included technology access fees and services fees of $1.5 million, license fees from Axaron, a related party, of $190,000 and other revenues of $67,000. Revenues for the three-month period in 2003 included technology access fees and service fees of $4.2 million, license fees from Axaron, a related party, of $190,000 and other revenues of $208,000.

     Revenues for the six months ended June 30, 2004 were approximately $3.1 million, compared to revenues of $7.8 million for the corresponding six-month period of 2003. Revenues for the six-month period in 2004 included technology access fees and service fees of $2.6 million, license fees from Axaron, a related party, of $380,000 and other revenues of $78,000. Revenues for the six-month period in 2003 included technology access fees and service fees of $7.2 million, license fees from Axaron of $380,000 and other revenues of $282,000.

     The decrease in revenues in 2004 compared to 2003, was due to full recognition of previously deferred technology access fee revenue in 2003, for which there was no corresponding amount in 2004, and a decrease in fees charged per MPSS experiment.

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

Operating Costs and Expenses

     Total operating costs and expenses were approximately $5.4 million for the three-month period ended June 30, 2004, compared to approximately $6.5 million for the three-month period ended June 30, 2003. For the six-month periods ended June 30, 2004 and 2003, operating costs and expenses were approximately $10.9 million and $12.8 million, respectively.

     For the three-month period in 2004, services fees and other was $1.3 million, compared to $1.4 million for the corresponding period in 2003. Services fees and other for the six-months ended June 30, 2004 and 2003 were $2.6 million and $2.1 million, respectively. Services fees and other reflect primarily the costs of providing our genomics discovery services. The increase in cost of services fees in 2004 reflects our organizational changes in that proportionally more overhead is allocated to the services group than in the past, and an increase in depreciation from the implementation of new production equipment.

     Research and development expenses were approximately $2.6 million for the three-month period ended June 30, 2004, compared to approximately $3.2 million for the corresponding period in 2003. In April 2004 Lynx reorganized its staff to focus on the development of the cluster technology, its integration with Lynx’s proprietary sequencing technology, and creation of a plan for commercial launch of the new technology. These increased efforts and related expenditures are included in Research and Development. For the six-month periods ended June 30, 2004 and 2003, research and development expenses were approximately $5.1 million and $6.8 million, respectively. The decrease in research and development expenses in 2004 reflects a decrease in materials consumed in research and development efforts and lower personnel expenses, primarily resulting from the workforce reduction that occurred in the first quarter of 2004, partially offset by the increased efforts related to the new cluster technology. Research and development expenses may increase due to spending for ongoing technology development and implementation, as well as new applications, primarily for MPSS.

     General and administrative expenses were $1.5 million for the three-month period ended June 30, 2004, compared to $1.9 million for the corresponding period in 2003. For the six-month periods ended June 30, 2004 and 2003, general and administrative expenses were approximately $3.1 million and $3.7 million, respectively. The decrease in general and administrative expenses in the 2004 periods over the same periods in 2003 primarily reflects results from the workforce reduction that occurred in the first quarter of 2004. General and administrative expenses may increase in support of our continuing commercial, business development and research and development activities.

     In March 2004, we implemented a reduction of approximately 15% of our workforce, or 14 people. The reduction included positions in all functions of the Company’s business. The workforce reduction is intended to further focus our financial and human resources on expanding the commercial use of MPSS. We recorded a workforce reduction charge of $118,000 in the six months ended June 30, 2004, related primarily to severance compensation expense for our former employees, which amounts were paid in April and May 2004. We anticipate annualized cost savings of approximately $1.3 million related to compensation, benefits and employer taxes that would have been paid to, and on behalf of, such former employees had they remained employed by Lynx.

Equity in Net Loss of Related Party

     The equity share of loss of related party for the three-month and six-month periods ended June 30, 2004 was zero dollars, respectively, and for the three-month and six-month periods ended June 30, 2003 was approximately $0.9 million and $1.7 million, respectively, and reflects Lynx’s pro-rata share of the net loss of Axaron, a joint venture investee. As of December 31, 2003, Lynx’s investment in Axaron was reduced to zero and Lynx ceased recording its pro rata share of Axaron’s net losses.

Interest Expense, Net

     Net interest expense was approximately $3,000 for the quarter ended June 30, 2004, compared to net interest expense of approximately $84,000 for the corresponding period of 2003. The decrease in net interest expense from 2003 to 2004 reflects primarily interest expense in 2004 incurred on equipment-related debt outstanding during both the 2003 and 2004 periods. Net interest expense was approximately $21,000 for the six months ended June 30, 2004, compared to net interest expense of approximately $128,000 for the corresponding period of 2003. The lower debt balances in the three and six-month periods ended June 30, 2004 resulted in lower interest expense.

Other Income (Expense), Net

     Other income was $86,000 in the quarter ended June 30, 2004, compared to other income of zero in the 2003 period. Other income was $44,000 for the six months ended June 30, 2004, compared to other income of zero in the 2003 period. The income was related to asset sales offset by Lynx GmbH closure expenses.

Income Tax Provision

     The provisions for income tax for the quarter and six-months ended June 30, 2004 of $1,000, consisted entirely of state withholding tax. The provisions for income tax for the quarter and six-months ended June 30, 2003 of approximately $1,000 and $2,000, respectively, consisted entirely of foreign withholding tax on payments received from our licensee, Takara.

Liquidity and Capital Resources

     Cash and cash equivalents and short-term investments at June 30, 2004, consisted of $2.4 million, including restricted cash of $0.4 million. Net cash used in operating activities was $6.5 million for the six months ended June 30, 2004, as compared to $7.3 million for the same period in 2003. The change was due primarily to a higher net loss in 2004 and a decrease in accounts payable, offset by no related party loss in 2004, and a smaller decrease in deferred revenue as compared to 2003. The amount of net cash used in operating activities differed from the 2004 net loss primarily due to depreciation and amortization expenses offset by a decrease in accounts payable. The amount of net cash used in operating activities differed from the 2003 net loss primarily due to depreciation and amortization expenses, and the impact of our pro-rata share of the net loss of Axaron, offset by a decrease in deferred revenues.

     Net cash used by investing activities of $0.8 million for the six month period of 2004, was primarily due to the purchase of short-term investments. Net cash used by investing activities of $0.2 million for the six month period of 2003 was due to expenditures for capital equipment.

     Net cash provided by financing activities of $3.2 million in the six months ended June 30, 2004 was due primarily to the issuance of common stock pursuant to a common stock purchase agreement between Lynx and certain investors. Net cash used by financing activities of $1.2 million for the six months ended June 30, 2003 was due primarily to the repayment of principal on equipment-related debt.

     In October 2002, we entered into a loan and security agreement with a financial institution, Comerica Bank-California, for an equipment line of credit of up to $2.0 million with a drawdown period of one year. Under the initial advance, we drew down $1.6 million in November 2002 related to the purchase of equipment made in previous periods. We granted Comerica Bank-California a security interest in all items we financed under this agreement. The initial advance under the loan to finance the purchase of equipment made in previous periods has a term of 24 months from the date of advance and bears interest at a rate of 7.25%. In May 2003, we renegotiated the terms of the agreement, which now require that we maintain a minimum cash balance of restricted cash and cash equivalents in an account at Comerica Bank-California of at least 110% of the principal balance under loans outstanding under this agreement until Comerica Bank-California receives payment in full of all outstanding obligations. As of June 30, 2004, the balance of restricted cash was approximately $0.4 million. As of June 30, 2004, the principal balance of loans outstanding under this agreement was approximately $265,000. We believe that we are in compliance with all terms of the loan agreement.

     In late 1998, we entered into a financing agreement with a financial institution, Transamerica Business Credit Corporation, now known as GE Healthcare Financial Services, under which we drew down $4.8 million during 1999 for the purchase of equipment and certain other capital expenditures. In September 2000, Lynx obtained additional financing of approximately $1.0 million under an amendment to the original financing agreement. We granted the lender a security interest in all items financed by it under this agreement. Each draw-down under the loan has a term of 48 months from the date of the draw-down. As of June 30, 2004, the principal balance of loans outstanding under this agreement was $159,000. The draw-down period under the agreement expired on June 30, 2000.

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

     We have incurred net losses each year since our inception in 1992. As of June 30, 2004, we had an accumulated deficit of $115.5 million. We expect net losses will continue for at least the next several years as we proceed with the commercialization and additional development of our technologies. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses.

     Cash and cash equivalents and short-term investments at June 30, 2004, consisted of $2.4 million, including restricted cash of $0.4 million. In March 2004, we completed a $4.0 million private placement of common stock and warrants to purchase common stock resulting in proceeds of $3.8 million, net of commissions and expenses. The financing included the sale of 788,235 newly issued shares of common stock at $5.10 per share and the issuance of warrants to purchase 181,295 shares of common stock at an exercise price of $6.25 per share. Also, in March 2004, we reduced our headcount by 15% to 76 employees. It was anticipated that these funds in combination with forecasted revenues and the ability to raise additional outside capital would be sufficient to meet our projected operating and capital requirements through at least December 31, 2004. Our revenues through June 2004 have been significantly less than had been forecasted at the beginning of this calendar year and we continue to pursue various options to raise additional funds, which will be required to allow us to continue our business activities through December 31, 2004. These options include securing additional equity financing and obtaining new collaborators and customers. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. There can be no assurance that additional financing will be available on satisfactory terms, or at all. If we are unable to secure additional financing, or are unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, we will be forced to take substantial restructuring actions, which may include significantly reducing our anticipated level of expenditures, the sale of some or all of our assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or we will not be able to continue to operate.

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

     We have incurred net losses each year since our inception in 1992, including net losses of approximately $8.8 million for the year ended December 31, 2003, $15.5 million in 2002 and $16.7 million in 2001. As of June 30, 2004, we had an accumulated deficit of approximately $115.5 million. Net losses may continue for at least the next several years as we proceed with the commercialization and additional development of our technologies. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses. Our research and development expenditures and general and administrative costs have exceeded our revenues to date. Research and development expenses may increase due to spending for ongoing technology development and implementation, as well as new applications. We will need to generate significant additional revenues to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain profitability.

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

     It was anticipated that with the funds raised in March 2004, in combination with forecasted revenues and the ability to raise additional outside capital would be sufficient to meet our projected operating and capital requirements through at least December 31, 2004. Our revenues through June 2004 have been significantly less than forecast at the beginning of this calendar year and we continue to pursue various options to raise additional funds, which will be required to allow us to continue our business activities. These options include securing additional equity financing and obtaining new collaborators and customers. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. There can be no assurance that additional financing will be available on satisfactory terms, or at all. If we are unable to secure additional financing, or are unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, we will be forced to take substantial restructuring actions, which may include significantly reducing our anticipated level of expenditures, the sale of some or all of our assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or we will not be able to continue to operate.

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

     Our cluster technology is new and we may not be able to successfully integrate clusters with our current MPSS sequencing process. The sequence data we generate with clusters may not be of the same quality as we currently generate using beads, or we may not be able to achieve the necessary yields to be cost competitive. We have no history of producing commercially available sequencing instruments and we may have difficulty integrating the cluster technology into a commercially available instrument. The timelines associated with the development of the cluster technology contain elements of risk and uncertainty and may therefore be extended. Any prolonged delay with the development effort could allow competing technologies to capture significant market share ahead of us.

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

	Six months Ended June 30,		Year Ended December 31,
	2004	2003	2003
Takara Bio Inc.	2%	18%	39%
E.I. DuPont de Nemours and Company	55%	31%	28%
BASF AG	12%	24%	14%
Bayer CropScience	—	10%	4%
National Human Genome Research Institute	8%	—	—

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

The change in our primary business focus, from gene expression services alone, to services coupled with development and launch of instrument sales, may result in a change in MPSS service revenues as we concentrate more resources on the new instrument business, and could result in an impairment of the MPSS instruments.

     As we shift our strategic focus towards implementing new products and technologies to expand our overall business, we will try to enable many of our MPSS services customers to create their own analysis capabilities through purchase of our new generation instruments and support products. If we are successful, this will cause our service revenues to decline substantially following the launch of our new products as our customers bring these capabilities into their own facilities. This reduced focus on the service business will mean that revenues from those services will be less than if we concentrated our efforts in this direction. It is possible that those revenues could fall below the levels needed to support the investment in our existing MPSS instruments, thus requiring we consider them impaired. Accordingly, we may be required to record an asset impairment charge in a future period related to these instruments, and such a charge could be significant.

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

     We believe that the market price of our common stock will remain highly volatile and may fluctuate significantly due to a number of factors. The market prices for securities of many publicly-held, early-stage biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. For example, during the two-year period from July 1, 2002 to June 30, 2004, the closing sales price of our common stock as quoted on the Nasdaq National Market and Nasdaq SmallCap Market fluctuated from a low of $1.61 to a high of $8.61 per share. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The following factors and events may have a significant and adverse impact on the market price of our common stock:

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

Item 4. Controls and Procedures

     Based on their evaluation as of June 30, 2004, our chief executive officer and acting chief financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     On April 14, 2004, Lynx and Solexa closed a transaction to jointly acquire from Manteia the rights to proprietary technology assets for DNA colony generation. Lynx issued and delivered to Manteia 540,058 shares of common stock of Lynx for a value representing fifty (50) percent of the purchase price. Lynx issued the shares of common stock in reliance upon an exemption from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D promulgated thereunder. Lynx filed a resale registration statement on Form S-3 (No. 333-114239)with the SEC relating to the issued common stock, which the SEC declared effective on May 3, 2004.

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

10.46
Asset Purchase Agreement, dated as of March 22, 2004, by and among the Company and the parties listed therein, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q filed on May 13, 2004.

10.47+
Colony Technology Sharing Agreement, dated as of March 22, 2004, by and between Solexa Ltd. and the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q filed on May 13, 2004.

Exhibit
Number	Description
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

b)	Reports on Form 8-K.

A Current Report on Form 8-K was filed on May 13, 2004 describing and furnishing the press release announcing our financial results for the first quarter 2004. The press release was furnished under Item 12.

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

Date: August 13, 2004

/s/ Kathy A. San Roman

	By:	Kathy A. San Roman
Vice President, Human Resources &
Administration and Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 13, 2004

EXHIBIT INDEX

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

10.46
Asset Purchase Agreement, dated as of March 22, 2004, by and among the Company and the parties listed therein, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q file on May 13, 2004.

10.47+
Colony Technology Sharing Agreement, dated as of March 22, 2004, by and between Solexa Ltd. and the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q file on May 13, 2004.

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