Form 10-K/A
period 2003-12-31
LYNX THERAPEUTICS INC
filed 2004-10-22
CIK 913275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22570

LYNX THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3161073
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	No.)

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

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE

Lynx Therapeutics, Inc. is filing this Amendment No. 3 on Form 10-K/A to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 30, 2004, solely for the purpose of amending and restating certain portions of such Annual Report on Form 10-K. Each of the following sections of the Annual Report is amended and restated in its entirely, and current as of October 22, 2004:

     Part I, Item 1. “Business – Business Risks – We will need additional funds in the future, which may not be available to us”;

     Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Reserves”;

     Part II, Item 8. “Consolidated Financial Statements and Supplementary Data – Report of Ernst & Young LLP”;

     Part II, Item 8. “Consolidated Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies and Basis of Presentation – Business and Basis of Presentation”; and

     Part II, Item 8. “Consolidated Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 18. Liquidity”.

In addition, we have filed the following exhibits herewith:

23.3	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.7	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.8	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.3	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

Except as specifically indicated herein, no other information included in the Annual Report on Form 10-K is amended by this Amendment No. 3 on Form 10-K/A.

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

     We have experienced losses since our inception, including a net loss for the six months ended June 30, 2004. We expect to continue to incur net losses as we proceed with the commercialization and additional development of our technologies. The size of these losses will depend on the rate of growth, if any, in our revenues and on the level of our expenses. Our cash and cash equivalents have decreased from the $5.6 million, including $0.7 million of restricted cash, as of December 31, 2003. As of June 30, 2004, our cash and cash equivalents consisted of $2.0 million in unrestricted cash and investments and restricted cash of $0.3 million. We will require additional funding to continue our business activities through at least December 31, 2005. We are considering various options, which include securing additional equity financing, obtaining new collaborators and customers and other strategic actions. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. If we require additional financing, there can be no assurance that it will be available on satisfactory terms, or at all. If we are unable to secure additional financing on reasonable terms, or are unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, we will be forced to take substantial restructuring actions, which may include significantly reducing our anticipated level of expenditures, the sale of some or all of our assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or we will not be able to fund operations.

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

     We have incurred net losses each year since our inception in 1992. As of December 31, 2003, we had an accumulated deficit of approximately $107.7 million, including a net loss of $8.8 million in 2003. Net losses may continue for at least the next several years as we proceed with the commercialization and additional development of our technologies. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses. Our cash and cash equivalents have decreased from $11.7 million as of December 31, 2002 to $5.6 million as of December 31, 2003, which includes restricted cash of $0.7 million. In March 2004, we raised an additional $4 million through the sale of common stock. We believe that with the funds raised in March 2004, we will have sufficient funding to meet our projected operating and capital requirements through at least December 31, 2004. In addition, we are considering various options to raise additional funds, which will be required to allow us to continue our business activities beyond 2004. These options include securing additional equity financing and obtaining new collaborators and customers. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. There can be no assurance that additional financing will be available on satisfactory terms, or at all. If we are unable to secure additional financing on reasonable terms, or are unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, we will be forced to take substantial restructuring actions, which may include significantly reducing our anticipated level of expenditures, the sale of some or all of our assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or we will not be able to fund operations.

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

     Our contractual obligations for the next five years and thereafter are as follows:

	Payments Due by Period
	Less than 1
Contractual Obligations	year	1-3 Years	4-5 Years	After 5 Years	Total
	(in thousands)
Operating leases	$2,742	$5,676	$5,848	$—	$14,266
Equipment loans	1,093	—	—	—	1,093

Total contractual cash obligations	$3,835	$5,676	$5,848	$—	$15,359

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

     We have experienced losses since our inception, including a net loss for the six months ended June 30, 2004. We expect to continue to incur net losses as we proceed with the commercialization and additional development of our technologies. The size of these losses will depend on the rate of growth, if any, in our revenues and on the level of our expenses. Our cash and cash equivalents have decreased from the $5.6 million, including $0.7 million of restricted cash, as of December 31, 2003. As of June 30, 2004, our cash and cash equivalents consisted of $2.0 million in unrestricted cash and investments and restricted cash of $0.3 million. We will require additional funding to continue our business activities through at least December 31, 2005. As a result, the report of Ernst & Young LLP regarding our consolidated financial statements included in this annual report includes an explanatory paragraph concerning our ability to continue as a going concern. We are considering various options, which include securing additional equity financing, obtaining new collaborators and customers and other strategic actions. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. If we require additional financing, there can be no assurance that it will be available on satisfactory terms, or at all. If we are unable to secure additional financing on reasonable terms, or are unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, we will be forced to take substantial restructuring actions, which may include significantly reducing our anticipated level of expenditures, the sale of some or all of our assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or we will not be able to fund operations.

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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lynx Therapeutics, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Lynx Therapeutics, Inc. will continue as a going concern. As more fully described in Note 18, the Company has incurred losses since inception and expects that such losses will continue for the foreseeable future. Additionally, the Company anticipates requiring additional financial resources to fund its operations at least through December 31, 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 18. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     /s/ Ernst & Young LLP

Palo Alto, California
February 20, 2004, except for
paragraph 2 of Business and
Basis of Presentation in Note 1,
as to which the date is March 10, 2004
and Note 18, as to which the date
is October 18, 2004

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

See accompanying notes.

LYNX THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities
Net loss	$(8,760)	$(15,531)	$(16,730)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets and leasehold improvements	3,328	5,357	5,020
Amortization of deferred compensation	9	541	630
Forgiveness of principal and interest on loans	—	181	224
Equity share of net loss of related party	1,930	2,522	—
Gain on sale of antisense business	—	(1,009)	(2,113)
Non-cash portion of gain from sale of technology assets	—	(1,586)	—
Loss on sale of equity investment	—	64	—
Loss on write down of equity investment	—	—	1,605
Loss on disposal of fixed assets	689
Changes in operating assets and liabilities
Accounts receivable	434	316	387
Inventory	866	688	150
Other current assets	(8)	183	(495)
Accounts payable	108	(1,075)	397
Accrued liabilities	(492)	97	(519)
Deferred revenues	(8,588)	(6,814)	(4,312)
Other non-current liabilities	(14)	(157)	374
Currency translation adjustment	17

Net cash provided by (used in) operating activities	(10,481)	(16,223)	(15,382)
Cash flows from investing activities
Purchases of short-term investments	—	(3,261)	(3,808)
Maturities of short-term investments	—	3,261	12,153
Proceeds from sale of equity securities	—	3,702	3,072
Leasehold improvements and equipment purchases, net of retirements and sale to licensee	(435)	(2,701)	(7,427)
Proceeds from disposal of fixed assets	261	—	—
Payments received on notes receivable from officers and employees	—	456	70
Investment in related party	—	—	(4,452)
Other assets	—	(11)	(40)

Net cash provided by (used in ) investing activities	(174)	1,446	(432)
Cash flows from financing activities
Issuance of common stock, net of repurchases	6,744	23,221	12,283
Proceeds from equipment loan	—	1,588	—
Repayment of equipment loan	(2,215)	(1,496)	(1,145)

Net cash provided by financing activities	4,529	23,313	11,138

Net increase (decrease) in cash and cash equivalents	(6,126)	8,536	(4,676)
Cash and cash equivalents at beginning of year	11,735	3,199	7,875

Cash and cash equivalents at end of year	$5,609	$11,735	$3,199
Supplemental disclosures of cash flow information
Income taxes paid	$202	$—	$—

Interest paid	$208	$308	$399

Inex stock received	$—	$—	$1,060

Geron stock received	$—	$1,586	$—

Transfer of instruments into inventory	$740	$—	$—

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

     The Company’s consolidated financial statements have been presented on a basis that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced operating losses since its inception of $107.7 million, including a net loss of $8.8 million for the year ended December 31, 2003. Net losses may continue for at least the next several years as we proceed with the commercialization and additional development of the Company’s technologies. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, in the Company’s revenues and on the level of its expenses. The Company’s cash and cash equivalents have decreased from $11.7 million as of December 31, 2002. As of December 31, 2003, the Company’s cash and cash equivalents were $5.6 million, which includes restricted cash of $0.7 million. On March 10, 2004, Lynx completed a $4.0 million private placement of common stock and warrants to purchase common stock (the “financing”) resulting in proceeds of $3.9 million, net of commissions and expenses. The financing included the sale of 788,235 shares of newly issued shares of common stock at $5.10 per share and the issuance of warrants to purchase 181,295 shares of common stock at an exercise price of $6.25 per share. Management believes that with the funds raised in March 2004, its current cash, cash equivalents and restricted cash, along with cash flows to be generated from customers, collaborators and licensees will be sufficient to enable the Company to meet its projected operating and capital requirements through at least December 31, 2004. The Company may seek additional financing, as needed through arrangements with customers, collaborators and licensees, and equity or debt offerings. There can be no assurance that additional financing, if required, will be available on satisfactory terms, or at all. If the Company is unable to secure additional financing on reasonable terms, or is unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, the Company will be forced to take substantial restructuring actions, which may include significantly reducing its anticipated level of expenditures, the sale of some or all of its assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or the Company will not be able to fund operations. See Note 18 for an updated discussion regarding the Company’s liquidity.

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

2. Cash Equivalents and Short-term Investments

     The following is a summary of available-for-sale securities:

	Available-for-Sale Securities
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2003
Money market mutual funds	$1,508	$—	$—	$1,508

December 31, 2002
Money market mutual funds	$9,179	$—	$—	$9,179

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

LYNX THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

10. Stockholders’ Equity—(continued)

The stock option activity under the 1992 Plan was as follows:

	Options Outstanding
	Available for	Number of Shares	Weighted Average
	Grant	Subject to Options	Exercise Price
Balance at January 1, 2000	41,904	348,498	$92.61
Shares authorized	100,000	—	—
Options granted	(97,115)	97,115	$54.90
Options exercised	—	(31,122)	$14.71
Options canceled	34,187	(34,248)	$77.48

Balance at December 31, 2001	78,976	380,243	$90.72
Shares authorized	85,714	—	—
Options granted	(129,120)	129,120	$9.29
Options exercised	—	(1,011)	$2.50
Options canceled	139,986	(147,765)	$64.60

Balance at December 31, 2002	175,556	360,587	$72.51
Shares authorized	200,000	—	—
Options granted	(242,750)	242,750	$2.17
Options exercised	—	(1,000)	$2.09
Options canceled	75,350	(78,234)	$77.10

Balance at December 31, 2003	208,156	524,103	$39.38

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

     In the accompanying statements of operations, “Loss before provision for income taxes” includes the following components for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	Year Ended December 31,
	2003	2002	2001
Domestic	$(6,394)	$(14,426)	$(15,705)
Foreign	(2,164)	(1,203)	(944)

	$(8,558)	$(15,629)	$(16,649)

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$—	—	—
State	1	(38)	—
Alternative Minimum Taxes	—	(270)	—
Foreign	201	210	81

Total Current	$202	$(98)	$81
Deferred:
Federal	—	—	—
State	—	—	—

Total Deferred	—	—	—

Total provision (benefit)	$202	$(98)	$81

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

LYNX THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

16. Quarterly Results (Unaudited)

	Fiscal Year 2003 Quarter Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$3,264	$4,585	$8,272	$1,980
Income (loss) from operations	(3,102)	(1,881)	2,441	(2,962)
Net income (loss)	(3,972)	(2,857)	1,813	(3,744)
Basic net income (loss) per share	$(0.85)	$(0.61)	$0.39	$(0.80)
Diluted net income (loss) per share	$(0.85)	$(0.61)	$0.38	$(0.80)

	Fiscal Year 2002 Quarter Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$5,022	$2,853	$4,833	$4,698
Loss from operations	(3,898)	(4,927)	(2,086)	(2,796)
Net loss	(3,759)	(5,476)	(3,274)	(3,022)
Basic and diluted net loss per share	$(1.91)	$(1.61)	$(0.80)	$(0.69)

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

18. Liquidity

We have experienced losses since our inception, including a net loss for the six months ended June 30, 2004. We expect to continue to incur net losses as we proceed with the commercialization and additional development of our technologies. The size of these losses will depend on the rate of growth, if any, in our revenues and on the level of our expenses. Our cash and cash equivalents have decreased from the $5.6 million, including $0.7 million of restricted cash, as of December 31, 2003. As of June 30, 2004, our cash and cash equivalents consisted of $2.0 million in unrestricted cash and investments and restricted cash of $0.3 million. We will require additional funding to continue our business activities through at least December 31, 2005. We are considering various options, which include securing additional equity financing, obtaining new collaborators and customers and other strategic actions. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. If we require additional financing, there can be no assurance that it will be available on satisfactory terms, or at all. If we are unable to secure additional financing on reasonable terms, or are unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, we will be forced to take substantial restructuring actions, which may include significantly reducing our anticipated level of expenditures, the sale of some or all of our assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or we will not be able to fund operations. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed above.

PART IV

Item 15. Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)	Financial Statements, Schedules and Exhibits

(1)	The following index, Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, and financial statements set forth on pages 30 through 57 of this report are being filed as part of this report:

(i)	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.

(ii)	Consolidated Balance Sheets as of December 31, 2003 and 2002.

(iii)	Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.

(iv)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001.

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

(vi)	Notes to Consolidated Financial Statements.

(2)	All schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statement or notes thereto.

(3)	The following documents are being filed as part of this report:

Exhibit No.	Description of Document
2.1	Acquisition Agreement, dated as of February 4, 1998, by and between the Company and Inex Pharmaceuticals Corporation, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 24, 1998.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the period ended December 31, 2002.

3.2	Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Company’s Statement Form 10 (File No. 0-22570), as amended (see the “Statement Form 10”).

10.1	Form of Indemnity Agreement entered into between the Company and its directors and officers, incorporated by reference to Exhibit 10.7 of the Company’s Statement Form 10.

10.2**	The Company’s 1992 Stock Option Plan (the “Stock Option Plan”), incorporated by reference to Exhibit 10.8 of the Company’s Statement Form 10.

10.3**	Form of Incentive Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.9 of the Company’s Statement Form 10.

10.4**	Form of Nonstatutory Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.10 of the Company’s Statement Form 10.

Exhibit No.	Description of Document
10.5	Agreement of Assignment and License of Intellectual Property Rights, dated June 30, 1992, by and between the Company and ABI, incorporated by reference to Exhibit 10.11 of the Company’s Statement Form 10.

10.6	Amended and Restated Investor Rights Agreement, dated as of November 1, 1995, incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K for the period ended December 31, 1995.

10.7+	Technology Development and Services Agreement, dated as of October 2, 1995, by and among the Company, Hoechst Aktiengesellschaft and its subsidiary, Hoechst Marion Roussel, Inc., incorporated by reference to Exhibit 10.28 of the Company’s Form 10-K for the period ended December 31, 1995.

10.7.1+	Amended and Restated First Amendment to Technology Development and Services Agreement, dated May 1, 1998, by and between the Company and Hoechst Marion Roussel, Inc., incorporated by reference to Exhibit 10.36 of the Company’s Form 10-Q for the period ended June 30, 1998.

10.7.2+	Second Amendment to Technology Development and Services Agreement, dated March 1, 1999, by and among the Company, Hoechst Marion Roussel, Inc. and its affiliate Hoechst Schering AgrEvo GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.7.3+	Third Amendment to Technology Development and Services Agreement, dated December 20, 1999, by and among the Company, Aventis Pharmaceutical Inc. and its affiliate Aventis CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.7.4+	Fourth Amendment to Technology Development and Services Agreement, dated March 31, 2002, by and between the Company and Aventis CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended March 31, 2002.

10.7.5+	Fifth Amendment to Technology Development and Services Agreement, dated as of September 30, 2002, by and between the Company and Bayer CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002.

10.10	Lease, dated as of February 27, 1998, by and between the Company and SimFirst, L.P., Limited Partnership, incorporated by reference to Exhibit 10.35 of the Company’s Form 10-Q for the period ended March 31, 1998.

10.11**	The Company’s 1998 Employee Stock Purchase Plan (the “Purchase Plan”), incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 (File No. 333-59163).

10.12+	Research Collaboration Agreement, dated as of October 29, 1998, by and between the Company and E.I. Dupont de Nemours and Co., incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.12.1+	Letter Amendment, dated March 1, 2002, to Research Collaboration Agreement by and between the Company and E.I. DuPont De Nemours and Co., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended March 31, 2002.

10.13	Master Loan and Security Agreement, dated as of October 26, 1998, by and between the Company and Transamerica Business Credit Corporation, incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.14	Promissory Note No. 7, dated as of September 29, 2000, issued by the Company to Transamerica Business Credit Corporation, incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

Exhibit No.	Description of Document
10.15+	Collaboration Agreement, dated as of September 30, 1999, by and between the Company and Hoechst Schering AgrEvo GmbH, incorporated by reference to Exhibit 10.16

10.16**	Employment Agreement, dated as of October 18, 1999, by and between the Company and Norman John Wilkie Russell, Ph.D., incorporated by reference to Exhibit 10.13 of the Company’s Form 10-Q for the period ended September 30, 1999.

10.17+	Collaboration Agreement, dated as of October 1, 2000, by and between the Company and Takara Shuzo Co., Ltd. incorporated by reference to Exhibit 10.18 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.17.1+	Amendment No. 1 to Collaboration Agreement, dated December 19, 2002, by and between the Company and Takara Bio Inc., incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the period ended December 31, 2002.

10.17.2+	Amendment No. 2 to Collaboration Agreement, dated June 30, 2003, by and between the Company and Takara Bio Inc., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2003.

10.18	Securities Purchase Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.

10.19	Registration Rights Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.

10.20	Form of Warrant issued by the Company in favor of each investor thereto, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.

10.21+	Joint Venture Agreement, dated as of June 29, 2001, by and between the Company and BASF Aktiengesellschaft, incorporated by reference to Exhibit 10.18 of the Company’s Form 10-Q for the period ended June 30, 2001.

10.22+	First Amendment to Joint Venture Agreement, by and between the Company and BASF Aktiengesellschaft, dated as of August 14, 2001, incorporated by reference to Exhibit 10.22.2 of the Company’s Form 10-Q for the period ended September 30, 2001.

10.23+	Technology License Agreement, dated as of June 1, 2001, by and between the Company and BASF-LYNX Bioscience AG, incorporated by reference to Exhibit 10.19 of the Company’s Form 10-Q for the period ended June 30, 2001.

10.24	Common Stock Purchase Agreement, by and between the Company and Takara Shuzo Co., Ltd., dated as of October 1, 2001, incorporated by reference to Exhibit 10.24 of the Company’s Form 10-Q for the period ended September 30, 2001.

10.25+	Purchase Agreement, dated as of March 5, 2002, by and between Geron Corporation and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 18, 2002.

10.26+	Common Stock Purchase Agreement, dated as of March 5, 2002, by and between Geron Corporation and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on From 8-K filed on March 18, 2002.

10.27	Form of Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002.

Exhibit No.	Description of Document
10.28	Form of Registration Rights Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002.

10.29	Form of Warrant issued by the Company in favor or each investor party to the Securities Purchase Agreement and Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002.

10.30**	Employment Agreement, dated as of June 3, 2002, by and between the Company and Kevin P. Corcoran, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2002.

10.31**	Employment Agreement, dated as of June 10, 2002, by and between the Company and Thomas J. Vasicek, Ph.D., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2002.

10.32**	Letter Agreement, dated as of July 9, 2002, by and between the Company and Norman John Wilkie Russell, Ph.D., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2002.

10.33	Common Stock Purchase Agreement, dated as of September 25, 2002, by and between the Company and Takara Shuzo Co., Ltd., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002.

10.34	Loan and Security Agreement, dated October 23, 2002, by and between the Company and Comerica Bank-California, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002.

10.35	Common Stock Purchase Agreement, dated as of December 26, 2002, by and between the Company and Takara Shuzo Co., Ltd., incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the period ended December 31, 2002.

10.39	Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on September 25, 2003.

10.40	Form of Warrant issued by the Company in favor of each investor, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on September 25, 2003.

10.41+	Services Agreement, by and between E.I. DuPont de Nemours and Company.

10.42	Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on January 2, 2004.

10.43	Form of Warrant issued by the Company in favor of each investor, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on January 2, 2004.

21.1	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young AG, Independent Auditors.

23.3*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No.	Description of Document
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.3	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.4	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.5	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.6	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.7*	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.8*	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1++	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2++	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.3++*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

++	This certification “accompanies” the Annual Report on Form 10-K to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Lynx Therapeutics, Inc. under the Securities Act or the Exchange Act (whether made before or after the date of the Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.

*	Being filed herewith; all other exhibits previously filed.

**	Management contract or compensatory plan or arrangement.

(+)	Portions of this agreement have been deleted pursuant to our request for confidential treatment.

(b)	Reports on Form 8-K

     A current report on Form 8-K was filed on November 13, 2003 in connection with the issuance of a press release dated November 13, 2003 announcing our financial results for the third quarter of 2003. The press release was furnished under Item 9.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on October 22, 2004.

LYNX THERAPEUTICS, INC.

By:	/s/ Kevin P. Corcoran

Kevin P. Corcoran
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kevin P. Corcoran	President, Chief Executive Officer and Director	October 22, 2004
(Principal Executive Officer)
Kevin P. Corcoran

*	Chairman of the Board	October 22, 2004

Craig C. Taylor

/s/ Kathy A. San Roman	Vice President Human Resources & Administration and	October 22, 2004
Acting Chief Financial Officer
Kathy A. San Roman	(Principal Financial and Accounting Officer)

*	Director	October 22, 2004

Sydney Brenner

*	Director	October 22, 2004

Leroy Hood

*	Director	October 22, 2004

James C. Kitch

*	Director	October 22, 2004

Marc D. Kozin

*	Director	October 22, 2004

James V. Mitchell

*	Director	October 22, 2004

David C. U’Prichard

*	Director	October 22, 2004

Richard P. Woychik

*By:	/s/ Kevin P. Corcoran KEVIN P. CORCORAN ATTORNEY-IN-FACT

EXHIBIT INDEX

Exhibit No.	Description of Document
2.1	Acquisition Agreement, dated as of February 4, 1998, by and between the Company and Inex Pharmaceuticals Corporation, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 24, 1998.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the period ended December 31, 2002.

3.2	Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Company’s Statement Form 10 (File No. 0-22570), as amended (see the “Statement Form 10”).

10.1	Form of Indemnity Agreement entered into between the Company and its directors and officers, incorporated by reference to Exhibit 10.7 of the Company’s Statement Form 10.

10.2**	The Company’s 1992 Stock Option Plan (the “Stock Option Plan”), incorporated by reference to Exhibit 10.8 of the Company’s Statement Form 10.

10.3**	Form of Incentive Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.9 of the Company’s Statement Form 10.

10.4**	Form of Nonstatutory Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.10 of the Company’s Statement Form 10.

Exhibit No.	Description of Document
10.5	Agreement of Assignment and License of Intellectual Property Rights, dated June 30, 1992, by and between the Company and ABI, incorporated by reference to Exhibit 10.11 of the Company’s Statement Form 10.

10.6	Amended and Restated Investor Rights Agreement, dated as of November 1, 1995, incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K for the period ended December 31, 1995.

10.7+	Technology Development and Services Agreement, dated as of October 2, 1995, by and among the Company, Hoechst Aktiengesellschaft and its subsidiary, Hoechst Marion Roussel, Inc., incorporated by reference to Exhibit 10.28 of the Company’s Form 10-K for the period ended December 31, 1995.

10.7.1+	Amended and Restated First Amendment to Technology Development and Services Agreement, dated May 1, 1998, by and between the Company and Hoechst Marion Roussel, Inc., incorporated by reference to Exhibit 10.36 of the Company’s Form 10-Q for the period ended June 30, 1998.

10.7.2+	Second Amendment to Technology Development and Services Agreement, dated March 1, 1999, by and among the Company, Hoechst Marion Roussel, Inc. and its affiliate Hoechst Schering AgrEvo GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.7.3+	Third Amendment to Technology Development and Services Agreement, dated December 20, 1999, by and among the Company, Aventis Pharmaceutical Inc. and its affiliate Aventis CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.7.4+	Fourth Amendment to Technology Development and Services Agreement, dated March 31, 2002, by and between the Company and Aventis CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended March 31, 2002.

10.7.5+	Fifth Amendment to Technology Development and Services Agreement, dated as of September 30, 2002, by and between the Company and Bayer CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002.

10.10	Lease, dated as of February 27, 1998, by and between the Company and SimFirst, L.P., Limited Partnership, incorporated by reference to Exhibit 10.35 of the Company’s Form 10-Q for the period ended March 31, 1998.

10.11**	The Company’s 1998 Employee Stock Purchase Plan (the “Purchase Plan”), incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 (File No. 333-59163).

10.12+	Research Collaboration Agreement, dated as of October 29, 1998, by and between the Company and E.I. Dupont de Nemours and Co., incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.12.1+	Letter Amendment, dated March 1, 2002, to Research Collaboration Agreement by and between the Company and E.I. DuPont De Nemours and Co., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended March 31, 2002.

10.13	Master Loan and Security Agreement, dated as of October 26, 1998, by and between the Company and Transamerica Business Credit Corporation, incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.14	Promissory Note No. 7, dated as of September 29, 2000, issued by the Company to Transamerica Business Credit Corporation, incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

Exhibit No.	Description of Document
10.15+	Collaboration Agreement, dated as of September 30, 1999, by and between the Company and Hoechst Schering AgrEvo GmbH, incorporated by reference to Exhibit 10.16

10.16**	Employment Agreement, dated as of October 18, 1999, by and between the Company and Norman John Wilkie Russell, Ph.D., incorporated by reference to Exhibit 10.13 of the Company’s Form 10-Q for the period ended September 30, 1999.

10.17+	Collaboration Agreement, dated as of October 1, 2000, by and between the Company and Takara Shuzo Co., Ltd. incorporated by reference to Exhibit 10.18 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001.

10.17.1+	Amendment No. 1 to Collaboration Agreement, dated December 19, 2002, by and between the Company and Takara Bio Inc., incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the period ended December 31, 2002.

10.17.2+	Amendment No. 2 to Collaboration Agreement, dated June 30, 2003, by and between the Company and Takara Bio Inc., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2003.

10.18	Securities Purchase Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.

10.19	Registration Rights Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.

10.20	Form of Warrant issued by the Company in favor of each investor thereto, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on June 4, 2001.

10.21+	Joint Venture Agreement, dated as of June 29, 2001, by and between the Company and BASF Aktiengesellschaft, incorporated by reference to Exhibit 10.18 of the Company’s Form 10-Q for the period ended June 30, 2001.

10.22+	First Amendment to Joint Venture Agreement, by and between the Company and BASF Aktiengesellschaft, dated as of August 14, 2001, incorporated by reference to Exhibit 10.22.2 of the Company’s Form 10-Q for the period ended September 30, 2001.

10.23+	Technology License Agreement, dated as of June 1, 2001, by and between the Company and BASF-LYNX Bioscience AG, incorporated by reference to Exhibit 10.19 of the Company’s Form 10-Q for the period ended June 30, 2001.

10.24	Common Stock Purchase Agreement, by and between the Company and Takara Shuzo Co., Ltd., dated as of October 1, 2001, incorporated by reference to Exhibit 10.24 of the Company’s Form 10-Q for the period ended September 30, 2001.

10.25+	Purchase Agreement, dated as of March 5, 2002, by and between Geron Corporation and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 18, 2002.

10.26+	Common Stock Purchase Agreement, dated as of March 5, 2002, by and between Geron Corporation and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on From 8-K filed on March 18, 2002.

10.27	Form of Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002.

Exhibit No.	Description of Document
10.28	Form of Registration Rights Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002.

10.29	Form of Warrant issued by the Company in favor or each investor party to the Securities Purchase Agreement and Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002.

10.30**	Employment Agreement, dated as of June 3, 2002, by and between the Company and Kevin P. Corcoran, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2002.

10.31**	Employment Agreement, dated as of June 10, 2002, by and between the Company and Thomas J. Vasicek, Ph.D., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2002.

10.32**	Letter Agreement, dated as of July 9, 2002, by and between the Company and Norman John Wilkie Russell, Ph.D., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2002.

10.33	Common Stock Purchase Agreement, dated as of September 25, 2002, by and between the Company and Takara Shuzo Co., Ltd., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002.

10.34	Loan and Security Agreement, dated October 23, 2002, by and between the Company and Comerica Bank-California, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002.

10.35	Common Stock Purchase Agreement, dated as of December 26, 2002, by and between the Company and Takara Shuzo Co., Ltd., incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the period ended December 31, 2002.

10.39	Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on September 25, 2003.

10.40	Form of Warrant issued by the Company in favor of each investor, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on September 25, 2003.

10.41+	Services Agreement, by and between E.I. DuPont de Nemours and Company.

10.42	Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on January 2, 2004.

10.43	Form of Warrant issued by the Company in favor of each investor, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on January 2, 2004.

21.1	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young AG, Independent Auditors.

23.3*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No.	Description of Document
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.3	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.4	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.5	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.6	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.7*	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.8*	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1++	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2++	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.3++*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

++	This certification “accompanies” the Annual Report on Form 10-K to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Lynx Therapeutics, Inc. under the Securities Act or the Exchange Act (whether made before or after the date of the Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.

*	Being filed herewith; all other exhibits previously filed.

**	Management contract or compensatory plan or arrangement.

(+)	Portions of this agreement have been deleted pursuant to our request for confidential treatment.