Form 10-Q
period 2004-09-30
LYNX THERAPEUTICS INC
filed 2004-11-15
CIK 913275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2004

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

The number of shares of common stock outstanding as of November 5, 2004 was 7,527,538.

Lynx Therapeutics, Inc.

FORM 10-Q
For the Quarter Ended September 30, 2004
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Lynx Therapeutics, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2004	2003
	(unaudited)	(*)
Assets
Current assets:
Cash and cash equivalents	$1,625	$4,881
Restricted cash	73	728
Accounts receivable	733	402
Inventory	965	904
Other current assets	326	722

Total current assets	3,722	7,637
Property and equipment:
Leasehold improvements	7,667	11,510
Laboratory and other equipment	20,376	21,667

	28,043	33,177
Less accumulated depreciation and amortization	(19,650)	(22,190)

Net property and equipment	8,393	10,987
Intangible assets, net	2,327	—-
Other non-current assets	256	172

	$14,698	$18,796

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$884	$1,070
Accrued compensation	359	284
Accrued professional fees	718	181
Deferred revenue - current portion	759	759
Note payable - current portion	197	1,128
Other accrued liabilities	94	163

Total current liabilities	3,011	3,585
Deferred revenues	4,437	4,213
Other non-current liabilities	907	932
Note payable to Solexa	2,000	—-
Stockholders’ equity:
Common stock	124,100	117,722
Accumulated other comprehensive income	17	17
Accumulated deficit	(119,774)	(107,673)

Total stockholders’ equity	4,343	10,066

	$14,698	$18,796

*The balance sheet amounts at December 31, 2003 have been derived from audited financial statements at that date but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Lynx Therapeutics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net revenues:
Technology access and service fees	$1,322	$7,046	$3,948	$14,233
License fees from related party	190	190	570	570
Collaborative research and other	39	1,036	117	1,318

Total revenues	1,551	8,272	4,635	16,121

Operating costs and expenses:
Service fees and other	1,215	1,518	3,885	3,619
Research and development	2,333	2,988	7,397	9,749
General and administrative	2,300	1,325	5,387	5,003
Special charge for workforce reduction	—	—	118	292

Total operating costs and expenses	5,848	5,831	16,787	18,663

Income (loss) from operations	(4,297)	2,441	(12,152)	(2,542)
Equity in net income (loss) of related party	—	17	—	(1,699)
Interest income (expense), net	(17)	(5)	(38)	(133)
Other income (expense), net	46	(440)	90	(440)

Income (loss) before provision for income taxes	(4,268)	2,013	(12,100)	(4,814)
Provision for income taxes	—	200	1	202

Net income (loss)	$(4,268)	$1,813	$(12,101)	$(5,016)

Basic net income (loss) per share	$(0.57)	$0.39	$(1.70)	$(1.07)

Diluted net income (loss) per share	$(0.57)	$0.38	$(1.70)	$(1.07)

Shares used to compute basic net income (loss) per share	7,528	4,703	7,125	4,670

Shares used to compute diluted net income (loss) per share	7,528	4,815	7,125	4,670

See accompanying notes.

Lynx Therapeutics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(12,101)	$(5,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,766	2,672
Stock based compensation expense	3	9
Common stock issued in connection with acquisition of supplies	70	—
Equity in net loss of related party	—	1,699
Loss (gain) on disposal of fixed assets	(110)	381
Cost of instruments sold	—	711
Changes in operating assets and liabilities:
Accounts receivable	(331)	486
Inventory	(61)	125
Other current assets	396	135
Accounts payable	(186)	105
Other accrued liabilities	543	(183)
Deferred revenues	224	(7,156)
Other assets	(84)	—
Non-current liabilities	(25)	(19)

Net cash used in operating activities	(8,896)	(6,051)

Cash flows from investing activities:
Purchase of short-term investments	(916)	—
Maturity of short-term investments	916	—
Purchases of property and equipment	(15)	(584)
Proceeds from sale of equipment	110	136

Net cash provided by (used in) investing activities	95	(448)

Cash flows from financing activities:
Issuance of common stock, net of repurchases	3,821	2,894
Proceeds from Solexa loan	2,000	—
Repayment of equipment loans	(931)	(1,772)

Net cash provided by financing activities	4,890	1,122

Net decrease in cash and cash equivalents	(3,911)	(5,377)
Cash and cash equivalents at beginning of period	5,609	11,735

Cash and cash equivalents at end of period	$1,698	$6,358

Supplemental cash flow information:
Cash paid during the period for income taxes	$1	$202

Cash paid during the period for interest	$41	$177

Supplemental schedule of non-cash investing activities:
Common stock issued in connection with the acquisition of intellectual property and equipment	$2,554	$—

See accompanying notes.

Lynx Therapeutics, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

1. Nature of Business

     We believe that Lynx Therapeutics, Inc., or Lynx or the Company, is a leader in the development and application of novel genomics analysis solutions that provide comprehensive and quantitative digital gene expression information important to modern systems biology research in the pharmaceutical, biotechnology and agricultural industries. These solutions are based on Megaclone and Massively Parallel Signature Sequencing, or MPSS, Lynx’s unique and proprietary cloning and sequencing technologies. Gene expression refers to the number of genes and the extent a cell or tissue expresses those genes, and represents a way to move beyond DNA sequence data to understand the function of genes, the proteins they encode and the role they play in health and disease. Systems biology is an approach in which researchers seek to gain a complete molecular understanding of biological systems in health and disease.

     On September 28, 2004, Lynx announced that it had entered into a definitive agreement with Solexa Limited, a United Kingdom company, or Solexa. Solexa is a privately held company that develops systems for the comprehensive and economical analysis of individual genomes. The transaction is subject to customary conditions of closing, including approval by the Lynx stockholders and acceptance of the offer by the Solexa shareholders. (See Note 8)

2. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lynx without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission, or the SEC. Certain prior year amounts have been reclassified to conform to current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations; nevertheless, Lynx believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results for the full year.

     Our unaudited condensed consolidated financial statements have been presented on a basis that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced losses since our inception, including a net loss for the nine months ended September 30, 2004. We expect to continue to incur net losses as we proceed with the commercialization and additional development of our technologies. The size of these losses will depend on the rate of growth, if any, in our revenues and on the level of our expenses. Our cash and cash equivalents have decreased from the $5.6 million, including $0.7 million of restricted cash, as of December 31, 2003. As of September 30, 2004, our cash and cash equivalents consisted of $1.6 million in unrestricted cash and cash equivalents and restricted cash of $0.1 million. We will require additional funding to continue our business activities through at least December 31, 2005. We are considering various options, which include securing additional equity financing, obtaining new collaborators and customers and other strategic actions. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. There can be no assurance that additional financing will be available on satisfactory terms, or at all. If we are unable to secure additional financing on reasonable terms, or are unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, we will be forced to take substantial restructuring actions, which may include significantly reducing our anticipated level of expenditures, the sale of some or all of our assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or we will not be able to fund operations. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed above.

     The unaudited condensed consolidated financial statements include all accounts of Lynx and our wholly-owned subsidiary, Lynx Therapeutics GmbH, or Lynx GmbH, formed under the laws of the Federal Republic of Germany. All significant intercompany balances and transactions have been eliminated.

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

Inventory

     Inventory is stated at the lower of cost (which approximates first-in, first-out cost) or market. The balances at September 30, 2004 and December 31, 2003 were classified as raw materials and work in process. The raw material inventories consist primarily of reagents and other chemicals utilized while performing genomics discovery services and work in process consists of accumulated cost of experiments not completed. Inventory used in providing genomics discovery services and for reagent sales is charged to cost of service fees and other as consumed. Reagents and chemicals purchased for internal development purposes are charged to research and development expense upon receipt or as consumed.

     Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003
Raw materials	$433	$859
Work in process - MPSS	532	45

	$965	$904

Net Loss Per Share

     Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Basic and diluted net loss per share amounts are the same for each period in which we have incurred a net loss. At September 30, 2004, options to purchase approximately 550,000 shares of common stock at a weighted-average exercise price of $25.82 per share and warrants to purchase approximately

1,544,000 shares of common stock at exercise prices ranging from $6.12 to $39.76 per share, were excluded from the calculation of diluted loss per share for the 2004 periods because the effect of inclusion would be antidilutive. The options and warrants will be included in the calculation at such time as the effect is no longer antidilutive, as calculated using the treasury stock method.

     At September 30, 2003, due to our net income for the three months ended September 30, 2003, options to purchase approximately 238,000 shares of common stock at a weighted-average exercise price of $2.12 were included in the calculation of diluted net income per share which resulted in approximately 112,000 shares of common stock, calculated using the treasury stock method, being added to the weighted-average number of shares of common stock outstanding during the period to determine the number of shares used to compute diluted net earnings per share. Options to purchase approximately 291,300 shares of common stock at a weighted average exercise price of $70.58 per share and warrants to purchase approximately 1,163,000 shares of common stock at exercise prices ranging from $9.91 to $39.76 per share were excluded from the calculation of diluted net income per share for the third quarter of 2003 because the effect of inclusion would be antidilutive. All outstanding options and warrants were excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2003 because the effect of inclusion would be antidilutive. These remaining options and warrants will be included in the calculation at such time as the effect is no longer antidilutive, as calculated using the treasury stock method.

Stock-Based Compensation

     We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares on the day prior to the date of grant. We account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related Interpretations. Under APB 25, when the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     All stock option awards to non-employees are accounted for at the fair value of the equity instrument issued, as calculated using the Black-Scholes model, in accordance with Statement of Financial Accounting Standards No.123, Accounting for Stock-based Compensation, or SFAS 123, and Emerging Issues Task Force Consensus No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The option arrangements are subject to periodic remeasurement over their vesting terms.

     Pro forma information regarding net loss and net loss per share required by SFAS 123, as amended by SFAS 148, is presented below and has been determined as if the Company had accounted for awards under its stock option and employee stock purchase plans using the fair value method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(4,268)	$1,813	$(12,101)	$(5,016)
Add: Stock-based employee compensation as reported	—	—	—	9
Deduct: Stock-based employee compensation as if fair value method applied to all awards	(414)	(675)	(1,358)	(1,793)

Net income (loss), pro forma as if fair value method applied to all awards	$(4,682)	$1,138	$(13,459)	$(6,800)

Basic net income (loss) per share, as reported	$(0.57)	$0.39	$(1.70)	$(1.07)

Basic net income (loss) per share, pro forma as if fair value method applied to all awards	$(0.62)	$0.24	$(1.89)	$(1.46)

Diluted net income (loss) per share, as reported	$(0.57)	$0.38	$(1.70)	$(1.07)

Diluted net income (loss) per share, pro forma as if fair value method applied to all awards	$(0.62)	$0.24	$(1.89)	$(1.46)

4. Comprehensive Loss

     The following are the components of comprehensive loss (in thousands):

	Three Months Ended September 30,
	2004	2003
Net income (loss)	$(4,268)	$1,813
Currency translation	1	—

Comprehensive income (loss)	$(4,267)	$1,813

     For the nine-month periods ended September 30, 2004 and 2003, the comprehensive loss equaled the net loss.

5. Related-Party Transactions

Axaron Bioscience AG

     We hold an equity investment in Axaron Bioscience AG, or Axaron, a company owned primarily by BASF AG and us. As of September 30, 2004, we held approximately a 42% ownership interest in Axaron and had the ability to exercise significant influence over Axaron’s operating and accounting policies. We initially accounted for our investment in Axaron using the equity method in accordance with APB 18. Under the equity method, we recorded our pro-rata share of the income or losses of Axaron. We discontinued applying the equity method as of December 31, 2003, as our investment in Axaron has been reduced to zero.

     In 2001, we extended our technology licensing agreement with Axaron. The license extends Axaron’s right to use our proprietary MPSS and Megasort technologies non-exclusively in Axaron’s neuroscience, toxicology and microbiology programs until December 31, 2007. We received from Axaron a $5.0 million technology license fee, which was recorded as deferred revenue and is being recognized on a straight-line basis over the noncancelable term of the agreement. The recorded revenue for the three-month and nine-month period ended September 30, 2004 was $190,000 and $570,000, respectively. The recorded revenue for the three-month and nine-month period ended September 30, 2003 was $190,000 and $570,000, respectively. In accordance with APB 18, we have discontinued applying the equity method as our investment in Axaron has been reduced to zero and no pro-rata share of Axaron losses has been reflected in the Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 2004. Our pro-rata share of Axaron’s losses for the three-month and nine-month periods ended September 30, 2003 was approximately $0.9 million and $1.7 million, respectively.

     We also subleased certain offices in Germany to Axaron. During 2003, the Company received an immaterial amount of sublease income from Axaron. The sublease terminated on December 31, 2003.

Other Transactions with Related Parties

     For legal services, Lynx paid approximately $106,000 during the quarter ended September 30, 2004 and approximately $290,000 during the nine months ended September 30, 2004 to Cooley Godward LLP, Lynx’s counsel. A partner of Cooley Godward LLP is a director of Lynx. At September 30, 2004, Lynx had an outstanding liability to Cooley Godward LLP of approximately $238,000. At December 31, 2003, Lynx had an outstanding liability to Cooley Godward LLP of approximately $55,000.

     During the three month period ended September 30, 2004, Lynx did not perform genomics discovery services for the Institute for Systems Biology. During the nine month period ended September 2004 Lynx received $60,000 for genomics discovery services performed. The President and Director of the Institute for Systems Biology is a director of Lynx.

     In June 2001, Lynx entered into a consulting agreement with Dr. Sydney Brenner, a director of the Company. Pursuant to the agreement, Dr. Brenner may perform consulting services of at least eight to 16 hours per month in consideration of his standard consulting fee. During the three and nine months ended September 30, 2004 and September 30, 2003, Dr. Brenner received no consulting fees under this agreement.

6. Restructuring Charges

     In March 2004, we implemented a reduction of approximately 15% of our workforce, or 14 people. The reduction included positions in all functions of the Company’s business. The workforce reduction was intended to further focus our financial and human resources on expanding the commercial use of MPSS. We recorded a workforce reduction charge of $118,000 in the nine months ended September 30, 2004, which related primarily to severance compensation expense for our former employees, which amounts were paid in April and May 2004.

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

8. Transactions with Solexa

     In April 2004, Lynx and Solexa jointly acquired from Manteia SA, a company established under the laws of Switzerland, or Manteia, the rights to proprietary technology assets for DNA colony generation. The acquired technology assets feature a process to enable parallel amplification of millions of DNA fragments, each from a single DNA molecule, to create DNA colonies or “clusters.” The clusters are dense collections of DNA molecules on a surface, which should enable fast and simplified preparation of the biological sample for analysis and allow reduced reagent consumption as a result of the highly parallel nature of the analysis. We intend to incorporate the cluster technology assets into our MPSS process, with the goal of streamlining our sequencing service operations and developing commercial sequencing instrumentation for widespread laboratory use. The cluster technology is expected to improve our current bead-based sequencing process by delivering higher density, thus greater information content. This improvement targets a significant reduction in the cost of DNA sequencing and is expected to create multiple market opportunities in basic and applied research. Lynx and Solexa have entered into a technology sharing agreement for the purpose of managing the ownership and development of the asset acquired from Manteia.

     Lynx issued and delivered to Manteia 540,058 shares of common stock of Lynx for a value representing fifty percent of the purchase price. The shares were valued at $2.55 million and the purchase price was allocated to intellectual property in the amount of $2.45 million and equipment and supplies valued at $100,000. The acquired intellectual property is being amortized over 8 years.

     In October 2004, pursuant to the terms of a loan agreement dated August 12, 2004, Lynx and Solexa entered into a deed to amend the technology sharing agreement. Under the terms of the deed, in the event that the first closing of the proposed combination with Solexa does not take place and the transaction is, therefore, not completed, Lynx has agreed to transfer its right, title and interest in the cluster technology to Solexa in consideration for the grant of a worldwide, perpetual and non-exclusive license of the cluster technology.

     On August 12, 2004, Lynx and Solexa entered into a loan agreement pursuant to which Lynx issued Solexa four promissory notes each bearing an interest rate of 10% in the aggregate principal amount of $2,500,000. Under the loan agreement and as a result of the issuance of the promissory notes, certain royalty rates contained in the technology sharing agreement were reduced and Lynx was obligated to make certain instruments available to Solexa.

     On September 28, 2004, Lynx announced that it had entered into a definitive agreement with Solexa, under which, for accounting purposes, Solexa will acquire Lynx. Solexa is a privately held company that develops systems for the comprehensive and economical analysis of individual genomes. Under the acquisition agreement, Lynx will issue up to 29.5 million shares or options to purchase shares of its common stock in exchange for all of the outstanding share capital and outstanding share options of Solexa. The transaction is subject to customary conditions of closing, including approval by the Lynx stockholders and acceptance of the offer by the Solexa shareholders.

     In connection with the acquisition agreement, the directors and the executive officers and major shareholders of Solexa who are registered holders of approximately 90% of the outstanding shares of Solexa’s share capital entered into support agreements with Lynx, pursuant to which they agreed to exchange their shares of Solexa capital stock for Lynx common stock in connection with the transaction. In addition, certain directors and executive officers of Lynx entered into support agreements with Solexa, pursuant to which they agreed to approve the transaction and the issuance of shares of Lynx common stock to the Solexa shareholders in connection with the combination.

     In October 2004, Lynx signed an original equipment manufacturer development agreement with Solexa whereby Solexa will provide additional funding to Lynx to accelerate development of the next generation DNA sequencing instruments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and our 2003 audited financial statements and notes thereto included in our 2003 Annual Report on Form 10-K, as amended. Operating results for the quarter and nine months ended September 30, 2004 are not necessarily indicative of results that may occur in future periods.

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

     We have incurred net losses each year since our inception in 1992. As of September 30, 2004, we had an accumulated deficit of approximately $119.8 million. We have experienced losses since our inception, including a net loss for the nine months ended September 30, 2004. We expect to continue to incur net losses as we proceed with the commercialization and additional development of our technologies. The size of these losses will depend on the rate of growth, if any, in our revenues and on the level of our expenses. Our cash and cash equivalents have decreased from the $5.6 million, including $0.7 million of restricted cash, as of December 31, 2003. As of September 30, 2004, our cash and cash equivalents consisted of $1.6 million in unrestricted cash and investments and restricted cash of $0.1 million. We will require additional funding to continue our business activities through at least December 31, 2005. We are considering various options, which include securing additional equity financing, obtaining new collaborators and customers and other strategic actions. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. There can be no assurance that additional financing will be available on satisfactory terms, or at all. If we are unable to secure additional financing on reasonable terms, or are unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, we will be forced to take substantial restructuring actions, which may include significantly reducing our anticipated level of expenditures, the sale of some or all of our assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or we will not be able to fund operations. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed above.

     To date, we have received, and expect to continue to receive in the future, a significant portion of our revenues from a small number of collaborators, customers and licensees, as shown in the following table.

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2004	2003	2003
Takara Bio Inc.	2%	43%	39%
E.I. DuPont de Nemours and Company	49%	24%	28%
BASF AG	12%	16%	14%
Bayer CropScience	—	5%	4%
National Human Genome Research Institute	15%	—	—

     Revenues in each quarterly and annual period have in the past, and could in the future, fluctuate due to: the timing and amount of any technology access fees and the period over which the revenue is recognized; the level of service fees, which is tied to the number and timing of biological samples received from our collaborators and customers, as well as our performance of the related genomics discovery services on the samples; the timing of achievement of milestones and the amount of related payments to us; the sale of instruments, if any, and the number, type and timing of new, and the termination of existing, agreements with collaborators, customers and licensees.

     Our operating costs and expenses include service fees and other, research and development expenses and general and administrative expenses. Service fees and other includes primarily the costs of direct labor, materials and supplies, outside expenses, equipment and overhead incurred by us in performing our genomics discovery services for, and the costs of reagents and instruments sold to, our collaborators, customers and licensees. Research and development expenses include the costs of personnel, materials and supplies, outside expenses, equipment and overhead incurred by us in our technology and application development and process improvement efforts. Research and development expenses may increase due to spending for ongoing technology development and implementation, as well as new applications, primarily for our technology. General and administrative expenses include the costs of personnel, materials and supplies, outside expenses, equipment and overhead incurred by us primarily in our administrative, business development, legal and investor relations activities. General and administrative expenses may increase in support of our research and development, commercial and business development efforts.

     We initially accounted for our investment in Axaron, using the equity method. In accordance with APB 18, we have discontinued applying the equity method as of December 31, 2003, as our investment in Axaron has been reduced to zero.

     As of September 30, 2004, we employed 78 full-time employees, of which 65 were engaged in production and research and development activities. In March 2004, we implemented a reduction of approximately 15% of our total workforce, or 14 people. The reduction included positions in all functions of our business. The workforce reduction is intended to further focus our financial and human resources on expanding the commercial use of our technology.

     On September 28, 2004, we announced that we had entered into a definitive agreement with Solexa, under which, for accounting purposes, Solexa will acquire Lynx. Solexa is a privately held company that develops systems for the comprehensive and economical analysis of individual genomes. Under the agreement, we will issue up to 29.5 million shares of common stock in exchange for all of the outstanding share capital and outstanding share options of Solexa. The transaction is subject to customary conditions of closing, including approval by our stockholders and acceptance of the offer by the Solexa shareholders.

     On August 12, 2004 we entered into a loan agreement with Solexa whereby Solexa agreed to loan us an aggregate principal amount of up to $2.5 million. At September 30, 2004, we had received $2.0 million under the loan agreement and in October 2004 received the remaining $0.5 million.

     On April 14, 2004, we closed a transaction with Solexa to jointly acquire from Manteia the rights to proprietary technology assets for DNA colony generation. We issued and delivered to Manteia 540,058 shares of our common stock for a value representing fifty percent of the purchase price. The acquired technology assets feature a process to enable parallel amplification of millions of DNA fragments, each from a single DNA molecule, to create DNA colonies or “clusters.” The clusters are dense collections of DNA molecules on a surface, which should enable fast and simplified preparation of the biological sample for analysis and allow reduced reagent consumption as a result of the highly parallel nature of the analysis.

     We have entered into a technology sharing agreement with Solexa, dated as of March 22, 2004, for the purpose of managing the ownership and development of the assets acquired from Manteia. On October 25, 2004, Lynx and Solexa entered into a deed to amend the technology sharing agreement. Under the terms of the deed and pursuant to the terms of a loan agreement dated August 12, 2004, in the event that the first closing of the proposed combination with Solexa does not take place and the transaction is, therefore, not completed, Lynx shall transfer its right, title and interest in the cluster technology to Solexa in consideration for the grant of a worldwide, perpetual and non-exclusive license of the cluster technology.

Results of Operations

Revenues

     Revenues for the three-month period ended September 30, 2004 were approximately $1.6 million, compared to revenues of $8.3 million for the corresponding three-month period of 2003. Revenues for the three-month period in 2004 included technology access and service fees of $1.3 million, license fees from Axaron, a related party, of $190,000 and other revenues of $39,000. Revenues for the three-month period in 2003 included technology access and service fees of $7.0 million, license fees from Axaron of $190,000 and other revenues of $1.0 million.

     Revenues for the nine months ended September 30, 2004 were approximately $4.6 million, compared to revenues of $16.1 million for the corresponding nine-month period of 2003. Revenues for the nine-month period in 2004 included technology access and service fees of $3.9 million, license fees from Axaron of $570,000 and other revenues of $117,000. Revenues for the nine-month period in 2003 included technology access and service fees of $14.2 million, license fees from Axaron of $570,000 and other revenues of $1.3 million.

     The decrease in technology access and service fees revenues in 2004 compared to 2003 was due to full recognition of previously deferred technology access fee revenue of $7.0 million in 2003, for which there was no corresponding amount in 2004, and a decrease in fees charged per MPSS experiment. The decrease in other revenues for 2004 compared to 2003 was due to the sale of MPSS instruments to Takara in 2003 for which there was no corresponding amount in 2004. The instrument sales were related to an amendment of the existing collaboration agreement between Lynx and Takara.

     Our revenues have historically fluctuated from quarter to quarter and year to year and may continue to fluctuate in future periods due primarily to our service fees, which are impacted principally by the timing and number of biological samples received from existing customers and collaborators, as well as our performance of related services on these samples. Additionally, the number, type and timing of new collaborations and agreements and the related demand for, and delivery of, our services or products and the sale of instruments, if any, will impact the level of future revenues.

Operating Costs and Expenses

     Total operating costs and expenses were approximately $5.8 million for the three-month period ended September 30, 2004, compared to approximately $5.8 million for the three-month period ended September 30, 2003. For the nine-month periods ended September 30, 2004 and 2003, operating costs and expenses were approximately $16.8 million and $18.7 million, respectively.

     Cost of service fees and other reflect primarily the costs of providing our genomics discovery services. For the three-month period in 2004, cost of service fees and other was $1.2 million, compared to $1.5 million for the corresponding period in 2003. The decrease in cost of service fees and other for the quarter ended September 30, 2004 was due to lower quarterly costs in two of the main production processes partially offset by organizational changes discussed below. Cost of service fees and other for the nine-months ended September 30, 2004 and 2003 were $3.9 million and $3.6 million, respectively. The increase in cost of service fees for the nine-month period in

2004 reflects our organizational changes where proportionally more overhead was allocated to the services group than in the past, and an increase in depreciation from the implementation of new production equipment.

     Research and development expenses were approximately $2.3 million for the three-month period ended September 30, 2004, compared to approximately $3.0 million for the corresponding period in 2003. For the nine-month periods ended September 30, 2004 and 2003, research and development expenses were approximately $7.4 million and $9.7 million, respectively. In April 2004, Lynx reorganized its staff to focus on the development of the cluster technology, its integration with Lynx’s proprietary sequencing technology and creation of a plan for commercial launch of the new technology. The decrease in research and development expenses in 2004 reflects a decrease in materials consumed in research and development efforts and lower personnel expenses, primarily resulting from the workforce reduction that occurred in the first quarter of 2004, partially offset by the increased efforts related to the new cluster technology. Research and development expenses may increase due to spending for ongoing technology development and implementation, as well as new applications, primarily for our technology.

     General and administrative expenses were $2.3 million for the three-month period ended September 30, 2004, compared to $1.3 million for the corresponding period in 2003. For the nine-month periods ended September 30, 2004 and 2003, general and administrative expenses were approximately $5.4 million and $5.0 million, respectively. The increase in general and administrative expenses in 2004 as compared to 2003 is primarily due to costs associated with the proposed merger between Lynx and Solexa. As of September 30, 2004, Lynx has incurred approximately $777,000 in merger-related expenses. General and administrative expenses may increase in support of our continuing commercial, business development and research and development activities.

     In March 2004, we implemented a reduction of approximately 15% of our workforce, or 14 people. The reduction included positions in all functions of the Company’s business. The workforce reduction is intended to further focus our financial and human resources on expanding the commercial use of our technology. We recorded a workforce reduction charge of $118,000 in the nine months ended September 30, 2004, related primarily to severance compensation expense for our former employees, which amounts were paid in April and May 2004. We anticipate annualized cost savings of approximately $1.3 million related to compensation, benefits and employer taxes that would have been paid to, and on behalf of, such former employees had they remained employed by Lynx.

Equity in Net Loss of Related Party

     The equity share of loss of related party for the three-month and nine-month periods ended September 30, 2004 was zero dollars, respectively. The equity share of net income for the three-month period ended September 30, 2003 was approximately $17,000 and the equity share of net loss of related party for the nine-month period ended September 30, 2003 was approximately $1.7 million, and reflects Lynx’s pro-rata share of the net loss of Axaron, a joint venture investee. As of December 31, 2003, Lynx’s investment in Axaron was reduced to zero and Lynx ceased recording its pro rata share of Axaron’s net losses.

Interest Expense, Net

     Net interest expense consists primarily of interest expense on outstanding equipment-related debt and interest accrued on the Solexa loan for the three months ended September 30, 2004. Net interest expense was approximately $17,000 for the quarter ended September 30, 2004, compared to net interest expense of approximately $5,000 for the corresponding period of 2003. The increase in net interest expense from 2003 to 2004 reflects interest accrued on the Solexa loan, offset by lower outstanding balances on equipment debt. Net interest expense was approximately $38,000 for the nine months ended September 30, 2004, compared to net interest expense of approximately $133,000 for the corresponding period of 2003. The lower equipment-related debt balances in the nine-month period ended September 30, 2004 resulted in lower interest expense.

Other Income (Expense), Net

     Other income was $46,000 in the quarter ended September 30, 2004, compared to other expense of $440,000 in the 2003 period. Other income was $90,000 for the nine months ended September 30, 2004, compared to other expense of $440,000 in the 2003 period. The income was related to asset sales offset by Lynx GmbH closure expenses. The other expense amount for the 2003 periods related primarily to the loss recorded on the sale of certain fixed assets no longer used in the operations at Lynx GmbH.

Income Tax Provision

     The provisions for income tax for the quarter and nine-months ended September 30, 2004 of zero dollars and $1,000, respectively, consisted entirely of state withholding tax. The provisions for income tax for the quarter and nine-months ended September 30, 2003 of approximately $200,000 and $202,000, respectively, consisted primarily of foreign withholding tax on payments received from our licensee, Takara.

Liquidity and Capital Resources

     Cash and cash equivalents have decreased from the $5.6 million, including $0.7 million of restricted cash, as of December 31, 2003. As of September 30, 2004, our cash and cash equivalents consisted of $1.6 million in unrestricted cash and investments and restricted cash of $0.1 million. Net cash used in operating activities was $8.9 million for the nine months ended September 30, 2004, as compared to $6.1 million for the same period in 2003. The change was due primarily to a higher net loss in 2004 and an increase in accounts receivable, offset by no related party loss in 2004, and a decrease in deferred revenue in 2003. The amount of net cash used in operating activities differed from the 2004 net loss primarily due to depreciation and amortization expenses offset by an increase in accounts receivable. The amount of net cash used in operating activities differed from the 2003 net loss primarily due to depreciation and amortization expenses, and the impact of our pro-rata share of the net loss of Axaron, offset by a decrease in deferred revenues.

     Net cash provided by investing activities of $95,000 for the nine-month period of 2004, was primarily due to proceeds from the sale of assets. Net cash used by investing activities of $0.4 million for the nine-month period of 2003 was due to expenditures for capital equipment.

     Net cash provided by financing activities of $5.0 million in the nine months ended September 30, 2004 was due to the issuance of common stock pursuant to a securities purchase agreement between Lynx and certain investors and proceeds from the Solexa loans offset by the repayment of principal on equipment-related debt. Net cash provided by financing activities of $1.1 million for the nine months ended September 30, 2003 was due primarily to the issuance of common stock pursuant to a common stock purchase agreement between Lynx and certain investors offset by the repayment of principal on equipment-related debt.

     On August 12, 2004, Lynx and Solexa entered into a loan agreement pursuant to which Lynx issued Solexa four promissory notes each bearing an interest rate of 10% in the aggregate principal amount of $2,500,000. Under the loan agreement and as a result of the issuance of the promissory notes, certain royalty rates contained in the technology sharing agreement were reduced and Lynx was obligated to make certain instruments available to Solexa.

     On September 28, 2004, Lynx and Solexa entered into an agreement regarding the loan agreement pursuant to which they agreed that, should the acquisition agreement be terminated prior to consummation of the proposed combination of Lynx and Solexa, among other things, the royalty rates in the technology sharing agreement shall be reduced or eliminated depending on the cause of the termination of the acquisition agreement. The entire outstanding principal and accrued interest thereon will be payable on the earlier of (i) an event of default under the promissory notes, (ii) the first anniversary of the expiration of the exclusivity period provided for in the letter agreement between Lynx and Solexa, (iii) the first anniversary of the date on which the acquisition agreement shall have been terminated prior to the consummation of the transaction, or (iv) December 31, 2005.

     In October 2002, we entered into a loan and security agreement with a financial institution, Comerica Bank-California, for an equipment line of credit of up to $2.0 million with a drawdown period of one year. Under the initial advance, we drew down $1.6 million in November 2002 related to the purchase of equipment made in previous periods. We granted Comerica Bank-California a security interest in all items we financed under this agreement. The initial advance under the loan to finance the purchase of equipment made in previous periods has a term of 24 months from the date of advance and bears interest at a rate of 7.25%. In May 2003, we renegotiated the terms of the agreement, which now require that we maintain a minimum cash balance of restricted cash and cash equivalents in an account at Comerica Bank-California of at least 110% of the principal balance under loans outstanding under this agreement until Comerica Bank-California receives payment in full of all outstanding obligations. As of September 30, 2004, the balance of restricted cash was approximately $0.1 million and the principal balance of loans outstanding under this agreement was approximately $66,200. In October 2004, the loan and security agreement was paid in full and all restrictions on our cash were removed.

     In late 1998, we entered into a financing agreement with a financial institution, Transamerica Business Credit Corporation, now known as GE Healthcare Financial Services, under which we drew down $4.8 million during 1999 for the purchase of equipment and certain other capital expenditures. In September 2000, Lynx obtained additional financing of approximately $1.0 million under an amendment to the original financing agreement. We granted the lender a security interest in all items financed by it under this agreement. Each draw-down under the loan has a term of 48 months from the date of the draw-down. The draw-down period under the agreement expired on June 30, 2000. As of September 30, 2004, the principal balance of loans outstanding under this agreement was $94,100. In October 2004, the loan and financing agreement was paid in full.

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

     We have obtained funding for our operations primarily through sales of common stock, payments received under contractual arrangements with customers, collaborators and licensees, and interest income. Consequently, investors in our equity securities and our customers, collaborators and licensees are significant sources of liquidity for us. Therefore, our ability to maintain liquidity is dependent upon a number of uncertain factors, including but not limited to the following: our ability to advance and commercialize further our technologies; our ability to generate revenues through expanding existing collaborations, customer and licensee arrangements and obtaining significant new customers, collaborators and licensees; and the receptivity of capital markets toward our equity or debt securities. The cost, timing and amount of funds required for specific uses by us cannot be precisely determined at this time and will be based upon the progress and the scope of our commercial and research and development activities; payments received under customer, collaborative and license agreements; our ability to establish and maintain customer, collaborative and license agreements; costs of protecting intellectual property rights; legal and administrative costs; additional facilities capacity needs, and the availability of alternate methods of financing.

     We have incurred net losses each year since our inception in 1992. As of September 30, 2004, we had an accumulated deficit of $119.8 million. We expect net losses will continue for at least the next several years as we proceed with the commercialization and additional development of our technologies. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses.

     We will require additional funding to continue our business activities through at least December 31, 2005. As a result, the report of Ernst & Young LLP regarding our consolidated financial statements for the year ended December 31, 2003, included in our annual report on Form 10-K, as amended, includes an explanatory paragraph concerning our ability to continue as a going concern. We are considering various options, which include securing additional equity financing, obtaining new collaborators and customers and other strategic actions. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. There can be no assurance that additional financing will be available on satisfactory terms, or at all. If we are unable to secure additional financing on reasonable terms, or are unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, we will be forced to take substantial restructuring actions, which may include significantly reducing our anticipated level of expenditures, the sale of some or all of our assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or we will not be able to fund operations. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed above.

     As we shift our strategic focus towards developing new products and technologies to expand our overall business, we will try to enable many of our MPSS services customers to create their own analysis capabilities through the purchase of our anticipated new generation instruments and support products. If we are successful, this will cause our service revenues to decline substantially following the launch of our new products as our customers bring these capabilities into their own facilities. This reduced focus on the service business will mean that revenues from those services will be less than if we concentrated our efforts in this direction. It is possible that those revenues could fall below the levels needed to support the investment in our existing MPSS instruments, thus requiring that we consider them impaired. Accordingly, we may be required to record an asset impairment charge in a future period related to these instruments, and such a charge could be significant.

     Lynx will incur substantial costs related to the proposed merger transaction with Solexa whether or not the transaction is completed. These costs include fees for financial advisors, attorneys and accountants, filing fees, stamp duty and financial printing costs. Lynx currently expects to incur approximately $2.8 million in costs, approximately $1.2 million of which are not contingent on the completion of the transaction.

Additional Business Risks

     Our business faces significant risks. These risks include those described below and may include additional risks of which we are not currently aware or which we currently do not believe are material. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. These risks should be read in conjunction with the other information set forth in or incorporated by reference into this report, including the risks discussed in the Registration Statement on Form S-4 (File No. 333-120101) under “Risks Relating to the Transaction,” which are incorporated herein by reference.

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.

     We have incurred net losses each year since our inception in 1992, including a net loss for the nine months ended September 30, 2004. As of December 31, 2003, we had an accumulated deficit of approximately $107.7 million. Net losses may continue for at least the next several years as we proceed with the commercialization and additional development of our technologies. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses. Our research and development expenditures and general and administrative costs have exceeded our revenues to date. Research and development expenses may increase due to spending for ongoing technology development and implementation, as well as new applications. We will need to generate significant additional revenues to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain profitability.

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

     We have experienced losses since our inception, including a net loss for the nine months ended September 30, 2004. We expect to continue to incur net losses as we proceed with the commercialization and additional development of our technologies. The size of these losses will depend on the rate of growth, if any, in our revenues and on the level of our expenses. Our cash and cash equivalents have decreased from the $5.6 million, including $0.7 million of restricted cash, as of December 31, 2003. As of September 30, 2004, our cash and cash equivalents consisted of $1.6 million in unrestricted cash and investments and restricted cash of $0.1 million. We will require additional funding to continue our business activities through at least December 31, 2005. We are considering various options, which include securing additional equity financing obtaining new collaborators and customers and other strategic actions. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. If we require additional financing, there can be no assurance that it will be available on satisfactory terms, or at all. If we are unable to secure additional financing on reasonable terms, or are unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, we will be forced to take substantial restructuring actions, which may include significantly reducing our anticipated level of expenditures, the sale of some or all of our assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or we will not be able to fund operations. The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed above.

Lynx may not realize the benefits it expects from the proposed combination with Solexa.

     The integration of Lynx and Solexa will be complex, time consuming and expensive, and may disrupt Lynx’s business. The combined group will need to overcome significant challenges in order to realize any benefits or synergies from the transaction. These challenges include the timely, efficient and successful execution of a number of post-transaction events, including:

•	obtaining sufficient additional financing in order to execute the combined group’s business plan;

•	integrating the operations and technologies of the two companies;

•	retaining and assimilating personnel of each company;

•	retaining existing customers and attracting additional service customers of Lynx;

•	attracting new customers for future equipment sales by the combined group; and

•	creating and implementing financial controls, procedures, policies, standards and information systems.

     The execution of these post-transaction events will involve considerable risks and may not be successful. These risks include:

•	the inability to obtain sufficient additional financing;

•	the potential disruption of the combined group’s ongoing business and distraction of its management;

•	the potential strain on the combined group’s financial and managerial controls and reporting systems and procedures;

•	unanticipated expenses and potential delays related to integration of the operations, technology and other resources of the two companies;

•	the impairment of relationships with employees, suppliers and customers as a result of any integration of new management personnel;

•	greater than anticipated costs and expenses related to the integration; and

•	potential unknown liabilities and costs associated with the transaction and the combined operations.

     Lynx may not succeed in addressing these risks or any other problems encountered in connection with the transaction. The inability to successfully integrate the operations, technology and personnel of Lynx, or any significant delay in achieving integration, could have a material adverse effect on the combined group after the transaction and, as a result, on the market price of Lynx common stock.

The issuance of shares of Lynx common stock to Solexa shareholders in the proposed transaction will substantially reduce the percentage interests of Lynx stockholders.

     If the transaction is completed, Lynx will issue, or otherwise allocate for issuance under options to acquire Lynx common stock, a total of 29.5 million shares of Lynx common stock pursuant to the terms of the offer and the option offer. Following the completion of the transaction, current Solexa shareholders will, upon issuance, own approximately 80% of the outstanding Lynx common stock, and current Lynx stockholders will own approximately 20% of the outstanding Lynx common stock. The issuance of 29.5 million shares of Lynx common stock will cause a significant reduction in the relative percentage interests of current Lynx stockholders in the earnings, voting, liquidation value, and book and market value of Lynx.

The issuance of shares of Lynx common stock in the financing proposed in our registration statement on Form S-4 will substantially reduce the percentage interests of Lynx stockholders and will substantially reduce the interests of Solexa stockholders in the combined group following the completion of the transaction.

     If the financing proposed in our registration statement on Form S-4 (File No. 333-120101) is completed, Lynx will issue up to 10,000,000 shares of Lynx common stock (including shares issuable upon conversion or exercise of convertible debt or warrants convertible into or exercisable for Lynx common stock) pursuant to the terms of the proposed financing. The issuance of up to 10,000,000 shares of Lynx common stock (including shares issuable upon conversion or exercise of convertible debt or warrants convertible into or exercisable for Lynx common stock), if any, will cause a significant reduction in the relative percentage interests of current Lynx stockholders in the earnings, voting, liquidation and book and market value of Lynx.

The technologies of Lynx and Solexa are new and unproven for market acceptance.

     While some of Lynx’s gene expression technology has been commercialized and is currently in use, subsequent to the consummation of the proposed combination with Solexa, the combined group anticipates developing additional technologies which assume that information about gene expression and genomic sequences may enable scientists to better understand complex biological processes. The combined group’s technologies also depend on the successful integration of Lynx’s and Solexa’s technologies, each of which has its own development risks.

     In addition, the cluster technology acquired from Manteia is new and the combined group may not be able to successfully integrate it with its existing technologies. The sequence data generated with clusters may not be of the same quality as Lynx currently generates using beads, or the combined group may not be able to achieve the necessary yields to be cost competitive. The combined group may have difficulty integrating the cluster technology into a commercially available instrument. The timelines associated with the development of the cluster technology contain elements of risk and uncertainty and may therefore be extended. Any prolonged delay with the development effort could allow competing technologies to capture significant market share ahead of the combined group.

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

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2004	2003	2003
Takara Bio Inc.	2%	43%	39%
E.I. DuPont de Nemours and Company	49%	24%	28%
BASF AG	12%	16%	14%
Bayer CropScience	—	5%	4%
National Human Genome Research Institute	15%	—	—

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

Lynx currently utilizes a single supplier to purchase PacI, an enzyme used with the Megaclone bead technology.

     PacI is a restriction enzyme used to digest the PCR product that is loaded onto 5-micron beads prior to MPSS sequencing. While Lynx believes that alternative suppliers for PacI could be identified, the intellectual property rights to PacI belong to Lynx’s current supplier New England BioLabs. If Lynx is successful in replacing its Megaclone bead loading process with DNA Clusters, the need for PacI will be removed. Lynx’s reliance on outside vendors involves several risks, including:

•	the inability to obtain an adequate supply due to manufacturing capacity constraints, a discontinuance of a product by a third-party manufacturer or other supply constraints;

•	reduced control over quality and pricing of components; and

•	delays and long lead times in receiving materials from vendors.

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

     As we shift our strategic focus towards developing new products and technologies to expand our overall business, we will try to enable many of our MPSS services customers to create their own analysis capabilities through the purchase of our anticipated new generation instruments and support products. If we are successful, this will cause our service revenues to decline substantially following the launch of our new products as our customers bring these capabilities into their own facilities. This reduced focus on the service business will mean that revenues from those services will be less than if we concentrated our efforts in this direction. It is possible that those revenues could fall below the levels needed to support the investment in our existing MPSS instruments, thus requiring that we consider them impaired. Accordingly, we may be required to record an asset impairment charge in a future period related to these instruments, and such a charge could be significant.

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

Lynx will incur substantial costs whether or not the transaction with Solexa is completed.

     Lynx will incur substantial costs related to the proposed combination with Solexa whether or not the transaction is completed. These costs include fees for financial advisors, attorneys and accountants, filing fees, stamp duty and financial printing costs.

     Lynx currently expects to incur approximately $2.8 million in costs, approximately $1.2 million of which are not contingent on the completion of the transaction.

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

     If we successfully validate targets for drug discovery, products that we develop with our collaborators based on those targets may include diagnostic or therapeutic products. The ability of our collaborators to commercialize such products may depend, in part, on the extent to which reimbursement for the cost of these products will be available from government health administration authorities, private health insurers and other organizations. In the U.S., third-

party payors are increasingly challenging the price of medical products and services. The trend towards managed healthcare in the U.S., legislative healthcare reforms and the growth of organizations such as health maintenance organizations that may control or significantly influence the purchase of healthcare products and services, may result in lower prices for any products our collaborators may develop. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. If adequate third-party coverage is not available in the future, our collaborators may fail to maintain price levels sufficient to realize an appropriate return on their investment in research and product development.

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

     We believe that the market price of our common stock will remain highly volatile and may fluctuate significantly due to a number of factors. The market prices for securities of many publicly-held, early-stage biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. For example, during the two-year period from October 1, 2002 to September 30, 2004, the closing sales price of our common stock as quoted on the Nasdaq National Market and Nasdaq SmallCap Market fluctuated from a low of $1.48 to a high of $7.94 per share. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The following factors and events may have a significant and adverse impact on the market price of our common stock:

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

     With our securities listed on the Nasdaq SmallCap Market, we face a variety of legal and other consequences that will likely negatively affect our business including, without limitation, the following:

•	we may have lost our exemption from the provisions of Section 2115 of the California Corporations Code, which imposes aspects of California corporate law on certain non-California corporations operating within California. As a result, (i) our stockholders may be entitled to cumulative voting and (ii) we may be subject to more stringent stockholder approval requirements and more stockholder-favorable dissenters’ rights in connection with certain strategic transactions;

•	the state securities law exemptions available to us are more limited, and, as a result, future issuances of our securities may require time-consuming and costly registration statements and qualifications;

•	due to the application of different securities law exemptions and provisions, we have been required to amend our stock option plan, suspend our stock purchase plan and must comply with time-consuming and costly administrative procedures;

•	the coverage of Lynx by securities analysts has ceased entirely; and

•	we may lose current or potential investors.

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

Item 4. Controls and Procedures

     Based on their evaluation as of September 30, 2004, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 5. Other Information

     Approval of Non-Audit Services

     Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, Lynx is responsible for disclosing the nature of the non-audit services approved by our Audit Committee during a quarter to be performed by Ernst & Young LLP, our independent auditor. Non-audit services are services other than those provided by Ernst & Young LLP, or others, in connection with an audit or a review of our financial statements. During the nine months ended September 30, 2004 our Audit Committee approved the engagement of Ernst & Young LLP to perform professional services in connection with the proposed combination with Solexa.

Item 6. Exhibits

Exhibit
Number	Description
2.2	Acquisition Agreement, dated as of September 28, 2004, by and between Solexa Limited and the Company, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on September 30, 2004.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2000.

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the year ended December 31, 2002.

3.2	Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Company’s Statement Form 10 (File No. 0-22570), as amended.

10.49	Loan Agreement, dated August 12, 2004, by and between the Company and Solexa Limited, incorporated by reference to the indicated exhibit of the Company’s Registration Statement on Form S-4 filed on October 29, 2004.

10.50	Letter, dated September 28, 2004, from Solexa Limited to the Company, incorporated by reference to the indicated exhibit of the Company’s Registration Statement on Form S-4 filed on October 29, 2004.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

99.1	Form of Support Agreement between Solexa Limited and certain stockholders of the Company, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on September 30, 2004.

99.2	Form of Support Agreement between the Company and certain stockholders of Solexa Limited, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on September 30, 2004.

99.3	Form of Support Agreement between the Company and the former Chief Executive Officer of Solexa Limited, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on September 30, 2004.

99.4	Form of Irrevocable undertaking between the Company and certain holders of ordinary shares of Solexa Limited, from Solexa Limited to the Company, incorporated by reference to the indicated exhibit of the Company’s Registration Statement on Form S-4 filed on October 29, 2004.

99.5	Form of Irrevocable undertaking between the Company and certain holders of ordinary shares of Solexa Limited, from Solexa Limited to the Company, incorporated by reference to the indicated exhibit of the

Exhibit
Number	Description
Company’s Registration Statement on Form S-4 filed on October 29, 2004.

*	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Lynx Therapeutics, Inc. under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYNX THERAPEUTICS, INC.

/s/ Kevin P. Corcoran

	By:	Kevin P. Corcoran
President and Chief Executive Officer
Date: November 15, 2004		(Principal Executive Officer)

/s/ Kathy A. San Roman

	By:	Kathy A. San Roman
Vice President, Human Resources &
Administration and Acting Chief Financial Officer
Date: November 15, 2004		(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
2.2	Acquisition Agreement, dated as of September 28, 2004, by and between Solexa Limited and the Company, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on September 30, 2004.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2000.

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the year ended December 31, 2002.

3.2	Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000.

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Company’s Statement Form 10 (File No. 0-22570), as amended.

10.49	Loan Agreement, dated August 12, 2004, by and between the Company and Solexa Limited, incorporated by reference to the indicated exhibit of the Company’s Registration Statement on Form S-4 filed on October 29, 2004.

10.50	Letter, dated September 28, 2004, from Solexa Limited to the Company, incorporated by reference to the indicated exhibit of the Company’s Registration Statement on Form S-4 filed on October 29, 2004.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

99.1	Form of Support Agreement between Solexa Limited and certain stockholders of the Company, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on September 30, 2004.

99.2	Form of Support Agreement between the Company and certain stockholders of Solexa Limited, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on September 30, 2004.

99.3	Form of Support Agreement between the Company and the former Chief Executive Officer of Solexa Limited, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on September 30, 2004.

99.4	Form of Irrevocable undertaking between the Company and certain holders of ordinary shares of Solexa Limited, from Solexa Limited to the Company, incorporated by reference to the indicated exhibit of the Company’s Registration Statement on Form S-4 filed on October 29, 2004.

99.5	Form of Irrevocable undertaking between the Company and certain holders of ordinary shares of Solexa Limited, from Solexa Limited to the Company, incorporated by reference to the indicated exhibit of the Company’s Registration Statement on Form S-4 filed on October 29, 2004.

*	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Lynx Therapeutics, Inc. under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.