Form 10-K
period 2004-12-31
Solexa, Inc.
filed 2005-03-31
CIK 913275

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-22570
Solexa, Inc.
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
Common Stock, $.01 par value per share
      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $17,041,928.(1)
      The number of shares of common stock of the Registrant outstanding as of March 10, 2005, was 17,597,581.
      (1) Based on a closing price of $4.60 per share on June 30, 2004 and 3,763,732 shares outstanding. Share price and number of shares reflect the Registrant’s 1 for 2 reverse stock split effected on March 2, 2005. Excludes 58,965 shares of the Registrant’s common stock held by executive officers, directors and stockholders whose ownership exceed 5% of the common stock outstanding at June 30, 2004. Exclusion of these shares should not be construed to indicate that such persons controls, is controlled by or is under common control with the Registrant. Determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for any other purposes.

SOLEXA, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2004

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
      Except for the historical information contained herein, this report contains certain information that is forward-looking in nature. Examples of forward-looking statements include statements regarding our future financial results, operating results, product successes, business strategies, projected costs, future products, competitive positions and plans and objectives of management for future operations. In some cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “optimistic,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “envisions,” “hopes,” “intends,” “confident,” “could” or “continue” or the negative of such terms and other comparable terminology. In addition, statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. These statements involve known and unknown risks and uncertainties that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed under the captions “Item 1. Business — Business Risks” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report, except as required by law or applicable regulations.
PART I

Item 1.	Business
Business Combination and Name Change
      On March 4, 2005, Lynx Therapeutics, Inc. or Lynx, completed a business combination with Solexa Limited. Solexa Limited is a privately held company registered in England and Wales that develops systems for the comprehensive and economical analysis of individual genomes. Solexa Limited has become a wholly-owned subsidiary of Lynx as a result of the transaction. However, because Solexa Limited’s shareholders own approximately 80% of the shares of Lynx common stock after the transaction, Solexa Limited’s designees to the combined company’s board of directors represent a majority of the combined company’s directors and Solexa Limited’s senior management represent a majority of the initial senior management of the combined company, Solexa Limited is deemed to be the acquiring company for accounting purposes. Accordingly, the assets and liabilities of Lynx will be recorded, as of the date of the business combination, at their respective fair values and added to those of Solexa Limited. Reported results of operations of the combined company issued for periods subsequent to the combination will reflect those of Solexa Limited, to which the operations of Lynx will be added from the date of the consummation of the business combination. The operating results of the combined company will reflect purchase accounting adjustments, including increased amortization and depreciation expense for acquired assets. Additionally, historical financial condition and results of operations shown for comparative purposes in periodic filings subsequent to the completion of the business combination will reflect those of Solexa Limited. Lynx issued approximately 14.75 million shares or options to purchase shares of its common stock in exchange for all of the outstanding share capital and outstanding share options of Solexa Limited.
      In connection with this transaction, Lynx changed its name to Solexa, Inc. or Solexa. Unless specifically noted otherwise, as used throughout this document, “Lynx Therapeutics” or “Lynx” refers to the business, operations and financial results of Lynx prior to the business combination on March 4, 2005, “Solexa Limited” refers to the business of Solexa Limited, “Solexa” refers to the business of the combined company after the business combination and “we” refers to either the business operations and financial results of Lynx prior to the business combination or the business of the combined company after the business combination, as the context requires.

Overview
      We are in the business of developing and commercializing genetic analysis technologies. We are currently developing and preparing to commercialize a novel instrumentation system for genetic analysis based on our Sequencing-by-Synthesis, or SBS, chemistry and the DNA “cluster” technology we acquired in 2004. This one platform is expected to support many types of genetic analysis, including DNA sequencing, gene expression, genotyping and micro-RNA analysis. We believe that this technology, which can potentially generate over a billion bases of DNA sequence from a single experiment with a single sample preparation, will dramatically reduce the cost, and improve the practicality, of human re-sequencing relative to conventional technologies. We anticipate launching our first generation whole-genome sequencing system by the end of 2005. Our longer-term goal is to further reduce the cost of human re-sequencing to a few thousand dollars for use in a wide range of applications from basic research through clinical diagnostics.
      We believe our new DNA sequencing system will enable us to implement a new business model based primarily on the sales of genomic sequencing equipment, reagents and services to end user customers. Historically, our business model has been based on providing genomics discovery services using our Massively Parallel Sequencing System, or MPSS, and supplying customers with DNA sequences and other information that result from experiments. We expect to continue to provide genomics discovery services for at least the next several years.
      In March 2005, we received stockholder approval for, and effected, a reverse stock split of our common stock at a ratio of 1-for-2. As a result of the reverse stock split, each outstanding share of common stock automatically converted into one-half of a share of common stock, with the par value of each share of common stock remaining at one cent ($.01) per share. Accordingly, common stock share and per share amounts for all periods presented have been adjusted to reflect the impact of the reverse stock split.
      We were incorporated in Delaware in February 1992. Please see a discussion of our plans under Item 1. “Business — Business Risks” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Market Opportunity
      DNA sequencing is currently used in both research applications and in medical diagnostic tests. In research, some of the most common applications are as follows:

•	Determining the sequences of additional species, as has been done for humans. This is called de novo sequencing.

•	Determining how the DNA sequence of an individual varies from that of a reference genome. This is called re-sequencing, and it is often performed on just a fraction of a whole genome. The goal of re-sequencing is to identify mutations or variations among individuals. Resequencing is a comprehensive scan for mutations at all locations within the region of the genome being re-sequenced and therefore is a form of genotyping that is capable of finding variations without having to know in advance which region of the genome to examine.

•	Identifying a molecule by its sequence for the purpose of identifying the presence, or quantifying the number, of molecules with a given sequence in a sample. This is called tag sequencing because the sequence determined is used as an identifier for the overall molecule of which it is a part. Precision measurements of gene expression can be made using this approach. Our MPSS DNA sequencing technology is one such technique.
      As a diagnostic, DNA sequencing has been used several ways, including:

•	Sequencing part of the genetic material of an infectious agent, such as HIV, to distinguish among differing HIV strains that may require different medical treatment.

•	Sequencing specific genes which, if mutated, can predispose the individual with those genes to a specific disease. Myriad Genetics, Inc., a biopharmaceutical company, for example, offers a clinical diagnostic service in which it sequences the BRCA1 and BRCA2 genes in order to identify breast cancer susceptibility among subjects.

•	Sequencing specific genes to determine which subtype of a genetic disease an individual might have. Some genetic diseases can be caused by many different mutation locations within a specific gene, and the severity and progression of a disease can be determined by which specific mutation an individual possesses.

      The market for DNA sequencing in research is currently larger than in diagnostics. The market leader, Applied Biosystems, a business unit of Applera Corporation, has reported revenues in excess of $500 million for the year ended June 30, 2004 in their DNA sequencing segment. Revenue from clinical diagnostics based on DNA sequencing is smaller but has been growing rapidly. We expect to focus our efforts on the research market for at least the next few years.
Our Products under Development
      We are currently developing a DNA sequencing instrument system for commercial sale, focusing initially on the genomic resequencing market. This system includes the instrument itself, a set of biochemical reagents, a set of consumable devices used in the operation of the instrument (e.g. flow cells) and data analysis software. We anticipate offering successive generations of instrument designs to meet different customer needs, serve different price points and take advantage of improving technology. We similarly anticipate offering multiple reagent sets and corresponding software systems for different applications. We also expect to sell service contracts and spare parts for the instruments.
Our Service Business
      Our service business, which accounted for substantially all of our revenues in 2004, provides in-depth gene expression information to customers based on our MPSS technology.
      We anticipate that our new instrument system will be phased into our existing service business and that, over time, it may replace some or all of our current service offering based on the MPSS technology. While there are many unknowns because the design of this new system and its ultimate performance in real applications have not yet been determined, we are optimistic that it will provide the basis for a much more broadly cost competitive service than the MPSS technology, and may enable us to increase our service business revenues.
      Our existing service facility has not previously offered large scale re-sequencing as a service. If our system is developed as we expect, we may be able to add this capability as a new service. As this would tap into an additional market need, it might significantly expand our service business.
      Given that we plan to incorporate our new technologies into instrument systems that can be sold to customers, the extent to which customers of the service business may elect to purchase instrument systems and curtail or discontinue using our services is not clear. As a result, the revenue and profitability of our service business could decrease over time.
      In addition to its direct revenue role in our business, our service facility is also expected to serve as a strategic test facility. By operating a high-throughput in-house laboratory, we may be able to test new products and product improvements faster than we would be able to by working only with external customer test sites.
Collaborations, Customers and Licensees
      We have derived substantially all of our revenues from corporate collaborations, customer agreements and licensing arrangements related to Lynx’s gene expression services business. For the year ended December 31, 2004, revenues from E.I. DuPont de Nemours and Company, The National Human Genome Research Institute and Axaron Bioscience AG, an affiliate of Solexa, accounted for 35%, 30% and 11%, respectively, of our total revenues.

Competition
      Competition among entities developing or commercializing instruments, research tools or services to identify the genes associated with specific diseases and to develop products based on such discoveries is intense. We face, and will continue to face, competition primarily from biotechnology companies, such as Affymetrix, Inc., Celera Genomics Group, Gene Logic, Inc., and Agencourt Biosciences, academic and research institutions and government agencies, both in the United States and abroad. We are aware that certain entities are using a variety of gene expression analysis methodologies, including chip-based systems, to attempt to identify disease-related genes and to perform clinical diagnostic tests. A number of large companies offer DNA sequencing equipment including Applera Corporation, Beckman Coulter, Inc., and the Amersham Biosciences business of General Electric. A number of other smaller companies are also in the process of developing novel techniques for DNA sequencing. These companies include 454 Corporation, Helicos Biosciences, Nanofluidics, Visigen and Genovoxx. In order to successfully compete against existing and future technologies, we will need to demonstrate to potential customers that our technologies and capabilities are superior to those of our competitors.
      Many of our competitors have substantially greater capital resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than we do. These competitors may develop or commercialize genetic analysis technologies in advance of us or that are more effective than those we have developed. Moreover, our competitors may obtain patent protection or other intellectual property rights that could limit our rights to offer genetic analysis products or services.
Intellectual Property
      We are pursuing a strategy designed to obtain United States and foreign patent protection for our core technologies. Our long-term commercial success will be dependent in part on our ability to obtain commercially valuable patent claims and to protect our intellectual property portfolio.
      In addition to acquiring patent protection for our core analysis technologies, as part of our business strategy, we may file for patent protection on sets of genes, both known and newly discovered, that have diagnostic or prognostic applications, novel genes that may serve as drug development targets, genetic maps and sets of genetic markers, such a SNPs, that are associated with traits or conditions of medical or economic importance. However, there is substantial uncertainty regarding the availability of such patent protection.
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
Employees
      As of December 31, 2004, Lynx employed 75 full-time employees, of which 65 were engaged in production and research and development activities.
      Following completion of the combination with Solexa Limited, as of March 4, 2005, we engaged 60 full-time employees, of which 54 were engaged in research and development.

      We believe we have been successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intense. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.
Available Information
      We maintain sites on the World Wide Web at www.solexa.com and www.lynxgen.com; however, information found on our websites are not incorporated by reference into this report. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form  8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. This information may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
Business Risks
      Our business faces significant risks. These risks include those described below and may include additional risks of which we are not currently aware or which we currently do not believe are material. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be harmed. These risks should be read in conjunction with the other information set forth in this report.

We have a history of net losses, expect to continue to incur net losses and may not achieve or maintain profitability.
      We have incurred net losses each year since our inception in 1992 and we have an accumulated deficit of approximately $123.2 million as of December 31, 2004. Our net loss in 2004 was $15.5 million and we had cash and equivalents of $2.2 million at December 31, 2004. Ernst & Young LLP, independent registered public accounting firm for Lynx, has noted in its report on Lynx’s consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2004 that our financial condition raises substantial doubt about our ability to continue as a going concern. In addition, Solexa Limited has incurred net losses each year since its inception in 1998. Net losses for the combined company may continue for the next several years as the combined company proceeds with the development and commercialization of its technologies. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, in revenues and on the level of expenses. Research and development expenditures and general and administrative costs have exceeded revenues to date, and these expenses may increase in the future. We will need to generate significant revenues to achieve profitability, and even if we are successful in achieving profitability, there is no assurance we will be able to sustain profitability.

We will need to raise additional funding, which may not be available on favorable terms, if at all.
      We will need to raise additional capital through public or private equity or debt financings in order to satisfy our projected capital needs. We estimate that we will require approximately $35 million in capital to meet our needs through 2006. The amount of additional capital we would need to raise would depend on many factors, including:

•	the progress and scope of research and development programs;

•	the progress of efforts to develop and commercialize new products and services, and

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

      We cannot be certain that additional capital will be available when needed or that our actual cash requirements will not be greater than anticipated. If we require additional capital at a time when investment in biotechnology companies or in the marketplace in general is limited due to the then prevailing market or other conditions, we may not be able to raise such funds at the time that we desire or any time thereafter. If we are unable to obtain financing on terms favorable to us, we may be unable to execute our business plan and may be required to cease or reduce development or commercialization of our products, to sell some of all of our technology or assets or to merge with another entity. In addition, if we are unable to obtain such financing, we may not have sufficient funds to repay our loan from Silicon Valley Bank. See the risk factor entitled “If we do not obtain additional funding, we may default under the loan and security agreement with Silicon Valley Bank.”

In the event that we raise additional capital through issuance of equity securities or strategic alliances with third parties, our stockholders could experience substantial additional dilution or we may have to relinquish certain technology or product rights.
      If we raise additional capital by issuing equity securities or convertible debt securities, our existing stockholders may incur substantial dilution and any shares so issued will likely have rights, preferences and privileges superior to the rights, preferences and privileges of our outstanding common stock. If we raise additional funds through collaboration, licensing or other arrangements with third parties, we may be required to relinquish rights or grant licenses on unfavorable terms to certain of our technologies or products that we would otherwise seek to develop or commercialize on our own. These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could make it difficult or impossible to implement our long-term business plans or could harm our business, financial condition and results of operations.

We may not realize the benefits we expect from the combination of Lynx and Solexa Limited.
      The integration of Lynx and Solexa Limited will be complex, time consuming and expensive, and may disrupt our businesses. We will need to overcome significant challenges in order to realize any benefits or synergies from the combination of Lynx and Solexa Limited. These challenges include the timely, efficient and successful execution of a number of post-transaction events.
      We may not succeed in addressing these risks or any other problems encountered in connection with the combination. The inability to successfully integrate the operations, technology and personnel of Lynx and Solexa Limited, or any significant delay in achieving integration, could hurt our business and, as a result, the market price of our common stock.

If management is unable to effectively manage the increased size and complexity of the combined company, our operating results will suffer.
      On March 4 2005, Solexa Limited’s 60 employees based outside of Cambridge, U.K. were added to Lynx’s existing 75 employees based in Hayward, California. As a result we will face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, financial controls, policies, standards and benefits and compliance programs. The inability to successfully manage the substantially larger and internationally diverse organization, or any significant delay in achieving successful management, could hurt our business.

We will have a new management team that may not be able to define or execute on our business plan.
      Effective March 4, 2005, John West was named chief executive officer of Solexa. Mr. West has been the chief executive officer of Solexa Limited since August 2004. Effective March 10, 2005, Peter Lundberg was named vice president and chief technical officer of Solexa. Effective March 22, 2005, Linda Rubinstein was named vice president and, effective with the filing of this Form 10-K, chief financial officer of Solexa. In addition we anticipate hiring during 2005 to fill executive positions in marketing and manufacturing. While Mr. West has experience managing private genomics companies and large genomics teams within public

U.S. companies, he has not previously been chief executive of a public company in the U.S. Mr. West anticipates dividing his time between our operations in California and our operations in the U.K. for the foreseeable future. These executives are new to our company and may not be effective, individually or as a group, in executing our business plan, and our operating results may suffer as a result.

We could lose key personnel, which could materially affect our business and require us to incur substantial costs to recruit replacements for lost personnel.
      As a result of the combination, current and prospective employees of the combined company could experience uncertainty about their future roles within the combined company. Any of our key personnel could terminate their employment, sometimes without notice, at any time. People key to the operation and management of the combined company are John West, our chief executive officer; Peter Lundberg, our chief technical officer, Mary Schramke, vice president and general manager of genomic services, Linda Rubinstein, vice president, and Tony Smith, our vice president and chief scientific officer. We are also highly dependent on the principal members of our scientific staff. The loss of any of these persons’ services might adversely impact the achievement of our objectives and the continuation of existing customer, collaborative and license agreements. In addition, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. There is currently a shortage of skilled executives and employees with technical expertise, and this shortage is likely to continue. As a result, competition for skilled personnel is intense and turnover rates are high. Competition for experienced scientists from numerous companies, academic and other research institutions may limit our ability to attract and retain such personnel.

Our officers, and directors and their affiliated entities have substantial control over the company.
      Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 78% of our common stock. These stockholders, if acting together, will be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other changes in corporate control.

We intend to implement a new business model that is different from our former services business model.
      Our new business model that we plan to implement is based primarily on sales of genomic sequencing equipment and future sales of reagents and services to support customers in their use of that equipment. Our historical business model was based primarily on providing genomics discovery services using MPSS and supplying customers with DNA sequences and other information that result from experiments. A change in emphasis from our former business model may cause our current customers to delay, defer or cancel any purchasing decisions with respect to new or existing agreements. To date, we have not been contacted by any current customer with respect to any such delay, deferral or cancellation of any existing agreement. There is no assurance that we will be successful in changing the emphasis of our business model from providing sequencing services to selling equipment, reagents and support services to new or existing customers.

It is uncertain whether we will be able to successfully develop and commercialize our new products or to what extent we can increase our revenues or become profitable.
      We have set out to develop new genomics sequencing technologies and we are now using those technologies to develop new equipment, reagents and services. If our strategy does not result in the development of products that we can commercialize, we will be unable to generate significant revenues. Although we have developed genomics sequencing machines and have provided gene expression services to customers with our machines, these were based on the MPSS technology that we previously developed rather than the new technologies under development. We cannot be certain that we can successfully develop any new products or that they will receive commercial acceptance, in which case we may not be able to recover our investment in the product development.

We will need to develop manufacturing capacity by ourselves or with a partner.
      If we are successful in achieving market acceptance for our new machines, we will need to either build internal manufacturing capacity or contract it to a manufacturing partner. There is no assurance that we will be able to build the capacity internally, or find a manufacturing partner, to meet both the volume and quality requirements necessary to be successful in the market. Any delay in establishing or inability to expand our manufacturing capacity could hurt our business.

Our technology platform is in the early stages of commercialization and is unproven for market acceptance.
      While some of our gene expression technology has been commercialized and is currently in use, we are developing additional technologies to generate information about gene sequences that may enable scientists to better understand complex biological processes. These technologies are still in development, and we may not be able to successfully commercialize them. Our success depends on many factors, including:

•	technical performance of our technologies in relation to existing technologies;

•	the acceptance of our technologies in the market place;

•	the ability to establish an instrument manufacturing capability, or to obtain instruments from another manufacturer; and

•	the ability to manufacture reagents, or obtain licenses to resell reagents.
      You must evaluate us in light of the uncertainties and complexities affecting an early stage genetic analysis company. Our technologies are in too early a stage of development to determine whether they can be successfully implemented. Our technologies also depend on the successful integration of independent technologies, each of which has its own development risks. Furthermore, we are anticipating that, if our technology is able to successfully reduce the cost of genetic analysis relative to existing providers, our technology may be able to displace current technology as well as to expand the market for genetic analysis to include new applications that are not practical with current technology. There is no guarantee, even if our technology is able to successfully reduce the cost of genetic analysis relative to existing providers, that we will be able to induce customers with installed bases of conventional genetic analysis instruments to purchase our system or to expand the market for genetic analysis to include new applications. Furthermore, if we are able to successfully commercialize our genetic analysis systems only as a replacement for existing technology, we may face a much smaller market.

We are dependent on our genetic analysis service customers and collaborators and will need to find additional genetic analysis customers and collaborators in the future.
      Our strategy for the development and commercialization of our technologies and potential products includes entering into collaborations, customer agreements or licensing arrangements with pharmaceutical, biotechnology and agricultural companies and research institutes. We have derived substantially all of our revenues, to date, from corporate collaborations, customer agreements and licensing arrangements. Furthermore, our revenues from collaborations, customer agreements and licenses declined by 39% from 2003 to

2004. To date, we have received, and expect to continue to receive in the future, a significant portion of our revenues from a small number of collaborators, customers and licensees, as shown in the following table:

	Year Ended December 31,

	2004	2003	2002

E.I. DuPont de Nemours and Company	35%	28%	32%
The National Human Genome Research Institute	30%	1%	—
Axaron	11%	4%	4%
Takara Bio Inc.	2%	39%	16%
BASF AG	—	14%	11%
Bayer CropScience	—	4%	14%
Geron Corporation	—	—	15%
      Thus, until we are able to commercialize our new products under development, we will be dependent on a small number of customers to continue our current business, and the loss of one or more of those customers could harm our results of operations.

We operate in an intensely competitive industry with rapidly evolving technologies, and our competitors may develop products and technologies that make ours obsolete.
      The biotechnology industry is highly fragmented and is characterized by rapid technological change. In particular, the areas of genetic analysis platforms and genomics research are rapidly evolving fields. Competition among entities developing genetic analysis platform or using such platforms to attempt to identify genes and proteins associated with specific diseases and to develop products based on such discoveries is intense. Many of our competitors have substantially greater research and product development capabilities and financial, scientific and marketing resources than we do.
      In our genetic analysis platform business, we face, and will continue to face, competition primarily from biotechnology companies, such as Affymetrix, Inc., Celera Genomics Group, Gene Logic, Inc., and Agencourt Biosciences, academic and research institutions and government agencies, both in the United States and abroad. We are aware that certain entities are using a variety of gene expression analysis methodologies, including chip-based systems, to attempt to identify disease-related genes and to perform clinical diagnostic tests. A number of large companies offer DNA sequencing equipment including Applera Corporation, Beckman Coulter, Inc., and the Amersham Biosciences business of General Electric. A number of other smaller companies are also in the process of developing novel techniques for DNA sequencing. These companies include 454 Corporation, Helicos Biosciences, Nanofluidics, Visigen and Genovoxx. In order to successfully compete against existing and future technologies, we will need to demonstrate to potential customers that our technologies and capabilities are superior to those of our competitors. Some of our competitors may be:

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
      Any products developed through our technologies will compete in highly competitive markets. Our competitors may be more effective at using their technologies to develop commercial products. Moreover, our competitors may introduce novel genetic analysis platforms before we do, which, if adopted by customers, could eliminate the market for our new genetic analysis systems. Further, our competitors may obtain intellectual property rights that would limit the use of our technologies or the commercialization of diagnostic or therapeutic products using our technologies. As a result, our competitors’ products or technologies may render our technologies and products, and those of our collaborators, obsolete or noncompetitive.

We have limited experience in sales and marketing and thus may be unable to further commercialize our products and services.
      Our ability to achieve profitability depends on attracting customers for our products and services. There are a limited number of pharmaceutical, biotechnology and agricultural companies and research institutes that are potential customers for our products and services. To market our technologies and products, we intend to develop a sales and marketing group with the appropriate technical expertise. We may not successfully build such a sales force. In addition, we may seek to enlist a third party to assist with sales and distribution globally or in certain regions of the world. There is no guarantee, if we do seek to enter into such an arrangement, that we will be successful in attracting a desirable sales and distribution partner, or that we will be able to enter into such an arrangement on favorable terms. If our sales and marketing efforts, or those of any third-party sales and distribution partner, are not successful, our technologies and products may not gain market acceptance.

Our sales cycle for our service business is lengthy, and we may spend considerable resources on unsuccessful sales efforts or may not be able to enter into agreements on the schedule we anticipate.
      Our ability to obtain collaborators and customers for our technologies and products depends in significant part upon the perception that our technologies and products can help accelerate their drug discovery and genomics efforts. Our sales cycle for our service business is typically lengthy, up to approximately nine months, because we need to educate our potential collaborators and customers and sell the benefits of our products to a variety of constituencies within such companies. In addition, we may be required to negotiate agreements containing terms unique to each collaborator or customer. We may expend substantial funds and management effort without any assurance that we will successfully sell our technologies and products. Actual and proposed consolidations of pharmaceutical companies have negatively affected, and may in the future negatively affect, the timing and progress of our sales efforts.

We currently utilize a single supplier to purchase PacI, an enzyme used in our MPSS service.
      PacI is a restriction enzyme used to digest the PCR product that is loaded onto 5-micron beads prior to MPSS sequencing. We currently purchase PacI from New England BioLabs under a supply agreement, the term of which is scheduled to expire on August 15, 2005. Our reliance on a sole vendor involves several risks, including:

•	the inability to obtain an adequate supply due to manufacturing capacity constraints, a discontinuance of a product by a third-party manufacturer or other supply constraints;

•	the potential lack of leverage in contract negotiations with the sole vendor;

•	reduced control over quality and pricing of components; and

•	delays and long lead times in receiving materials from vendors.
      We do not believe, however, that our business is dependent substantially on PacI or the intellectual property associated with PacI. We believe that we would be able to purchase alternative enzymes from other providers without incurring significant additional expenses or time delays should the need arise. In addition, if we are able to successfully implement new SBS sequencing technologies under development in our genetic services business, we will no longer require PacI or an alternative enzyme. We have not yet determined if we will seek to extend or renew our contract with New England BioLabs but we believe we could do so without unreasonable effort or expense.

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
      Our success depends in part on our ability to obtain patents and maintain adequate protection of the intellectual property related to our technologies and products. The patent positions of biotechnology companies, including us, are generally uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S., and many companies have encountered significant problems in protecting and defending their proprietary rights in foreign jurisdictions. We have applied and will continue to apply for patents covering our technologies, processes and products, as and when we deem appropriate. However, third parties may challenge these applications, or these applications may fail to result in issued patents. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around our patents. In addition, our patents may be challenged or invalidated or fail to provide us with any competitive advantage.
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
      Our commercial success depends in part on our ability to avoid infringing patents and proprietary rights of third parties and not breaching any licenses that we have entered into with regard to our technologies. Other parties have filed, and in the future are likely to file, patent applications covering genes, gene fragments, proteins, the analysis of gene expression and protein expression and the manufacture and use of DNA chips or microarrays, which are tiny glass or silicon wafers on which tens of thousands of DNA molecules can be arrayed on the surface for subsequent analysis. We intend to continue to apply for patent protection for methods relating to gene expression and protein expression and for the individual disease genes and proteins and drug discovery targets that we discover. If patents covering technologies required by our operations are issued to others, we may have to rely on licenses from third parties, which may not be available on commercially reasonable terms, or at all.
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

Our facilities in Hayward, California are located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster could cause damage to our facilities and equipment, which could require us to cease or curtail operations.
      Our facilities in Hayward, California are located near known earthquake fault zones and are vulnerable to damage from earthquakes. We are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities would be seriously, or potentially completely, impaired. In addition, the unique nature of our research activities could cause significant delays in our programs and make it difficult for us to recover from a disaster. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Accordingly, an earthquake or other disaster could materially and adversely harm our ability to conduct business.

Our stock price may be extremely volatile.
      We believe that the market price of our common stock will remain highly volatile and may fluctuate significantly due to a number of factors. The market prices for securities of many publicly-held, early-stage biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. For example, during the two-year period from January 1, 2003 to December 31, 2004, the closing sales price of our common stock as quoted on the Nasdaq National Market and Nasdaq SmallCap Market fluctuated from a low of $2.96 to a high of $15.88 per share. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The following factors and events may have a significant and adverse impact on the market price of our common stock:

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
      With our securities listed on the Nasdaq SmallCap Market, we face a variety of legal and other consequences that will likely negatively affect our business including, without limitation, the following:

•	we may have lost our exemption from the provisions of Section 2115 of the California Corporations Code, which imposes aspects of California corporate law on certain non-California corporations operating within California. As a result, (i) our stockholders may be entitled to cumulative voting and (ii) we may be subject to more stringent stockholder approval requirements and more stockholder-favorable dissenters’ rights in connection with certain strategic transactions;

•	the state securities law exemptions available to us are more limited, and, as a result, future issuances of our securities may require time-consuming and costly registration statements and qualifications;

•	due to the application of different securities law exemptions and provisions, we have been required to amend our stock option plan, suspend our stock purchase plan and must comply with time-consuming and costly administrative procedures;

•	the coverage of our company by securities analysts may decrease or cease entirely; and

•	we may lose current or potential investors.
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

If we do not obtain additional funding, we may default under the loan and security agreement with Silicon Valley Bank.
      If we do not obtain additional funding, we may not have sufficient funds to repay the loan from Silicon Valley Bank when the loan is due and payable. The loan is due on the earlier to occur of fifteen days after the receipt by us of gross proceeds in the amount of $10 million for the issuance of equity in a private placement transaction, or July 31, 2005. If we default under the loan and security agreement and the default continues,

Silicon Valley Bank has the right to accelerate repayment of the loan and to realize on its security interest, including without limitation, to reclaim and sell the collateral under the loan and security agreement, including but not limited to all of our goods, equipment, inventory, contract rights, licenses and intellectual property rights.

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
      In February 1998, we entered into a noncancelable operating lease for facilities space of approximately 111,000 square-feet in two buildings in Hayward, California. In July 2000, we leased approximately 37,000 square feet of additional space in one of the buildings for further expansion purposes. Our corporate headquarters, principal research and development facilities and production facilities are currently located in one of the two buildings. The remaining space will be developed and occupied in phases, depending on our growth. The leases run through December 2008. We have an option to extend the lease for an additional five-year period, subject to certain conditions. In addition, we lease approximately 16,000 square feet in Little Chesterford, England which is occupied by Solexa Limited, our wholly-owned subsidiary. The lease expires in 2005 but we believe that the lease can be renewed on satisfactory terms or that alternative facilities can be found nearby on satisfactory terms.

Item 3.	Legal Proceedings
      We are not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Effective May 22, 2003, our common stock under the symbol LYNX was transferred from the Nasdaq National Market Listing to the Nasdaq SmallCap Market. Effective March 7, 2005, in connection with the change of our name from Lynx Therapeutics, Inc. to Solexa, Inc., we changed our symbol to SLXA. The following table sets forth, for the periods indicated, the high and low closing bid information for our common stock as reported by the Nasdaq Stock Market and Nasdaq SmallCap Market, as adjusted to reflect the effect of a 1-for-2 reverse split of our common stock effected on March 2, 2005:

	Common Stock Price

	High	Low

Year Ended December 31, 2004:
First quarter	$13.72	$8.98
Second quarter	10.60	3.98
Third quarter	5.02	2.96
Fourth quarter	8.20	4.52
Year Ended December 31, 2003:
First quarter	$5.18	$3.22
Second quarter	9.90	3.46
Third quarter	15.88	5.60
Fourth quarter	13.18	8.04
      As of February 28, 2005, there were approximately 1,700 stockholders of record of our common stock. On February 28, 2005, the last reported sale price of our common stock was $9.90.
      We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings to support the development of our business and do not anticipate paying cash dividends for the foreseeable future. Our loan agreement with Silicon Valley Bank prohibits us from paying dividends until such time as the loan is repaid. Any future determination to pay dividends will be at the discretion of our board of directors.
Recent Sales and Purchases of Unregistered Securities
      In connection with the Loan Agreement, dated December 28, 2004, by and between Solexa and Silicon Valley Bank, or SVB, we issued SVB a warrant to purchase 47,770 shares of our common stock, $0.01 par value per share. The warrant is exercisable until December 27, 2007 at an exercise price of $6.28 per share. The number of shares for which the warrant is exercisable and the warrant price are subject to certain adjustments as set forth in the warrant. The warrant was issued to SVB in a private placement transaction exempt from registration in reliance upon Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act, and/or Regulation D of the Securities Act.

Item 6.	Selected Financial Data
      This section presents our selected consolidated historical financial data. You should read this information together with the consolidated financial statements and related notes included in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
      The consolidated statement of operations data for the years ended December 31, 2004, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004 and 2003 have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2001 and 2000 and the consolidated balance sheet data as of

December 31, 2002, 2001 and 2000 have been derived from our audited financial statements that are not included in this report. Historical results are not necessarily indicative of future results.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Consolidated Statements of Operations Data:
Revenues:
Technology access and service fees	$5,743	$15,840	$13,026	$18,372	$12,389
License fees from related party	760	760	759	453	—
Collaborative research and other	590	1,501	3,621	429	235

Total revenues	7,093	18,101	17,406	19,254	12,624

Operating costs and expenses:
Service fees and other	5,750	4,362	3,499	4,118	3,652
Research and development	9,372	12,178	20,813	24,660	19,761
General and administrative	7,374	6,773	6,271	7,503	6,170
Special charge for workforce reduction	118	292	530	—	—

Total operating costs and expenses	22,614	23,605	31,113	36,281	29,583

Loss from operations	(15,521)	(5,504)	(13,707)	(17,027)	(16,959)
Interest and other income (expense), net	(26)	(1,124)	600	378	4,158

Loss before income tax provision (benefit) and equity share of net loss of related party	(15,547)	(6,628)	(13,107)	(16,649)	(12,801)
Income tax provision (benefit)	1	202	(98)	81	500
Equity share of net loss of related party	—	1,930	2,522	—	—

Net loss	$(15,548)	$(8,760)	$(15,531)	$(16,730)	$(13,301)

Basic and diluted net loss per share	$(4.30)	$(3.61)	$(8.99)	$(18.45)	$(16.36)

Shares used in per share computation	3,613	2,427	1,728	907	813

	December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$2,249	$5,609	$11,735	$5,509	$18,798
Total assets	14,311	18,796	31,987	32,502	39,215
Equipment loans — non-current portion	—	—	1,093	1,806	3,077
Stockholders’ equity	1,138	10,066	12,056	4,714	6,222

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
      On March 4, 2005, Lynx Therapeutics, Inc. or Lynx, completed a business combination with Solexa Limited. Solexa Limited is a privately held company registered in England and Wales that develops systems for the comprehensive and economical analysis of individual genomes. Solexa Limited has become a wholly-owned subsidiary of Lynx as a result of the transaction. However, because Solexa Limited’s shareholders own approximately 80% of the shares of Lynx common stock after the transaction, Solexa Limited’s designees to the combined company’s board of directors represent a majority of the combined company’s directors and Solexa Limited’s senior management represent a majority of the initial senior management of the combined company, Solexa Limited is deemed to be the acquiring company for accounting purposes. Accordingly, the assets and liabilities of Lynx will be recorded, as of the date of the business combination, at their respective fair values and added to those of Solexa Limited. Reported results of operations of the combined company issued for periods subsequent to the combination will reflect those of Solexa Limited, to which the operations of Lynx will be added from the date of the consummation of the business combination. The operating results of the combined company will reflect purchase accounting adjustments, including increased amortization and depreciation expense for acquired assets. Additionally, historical financial condition and results of operations shown for comparative purposes in periodic filings subsequent to the completion of the business combination will reflect those of Solexa Limited. Lynx issued approximately 14.75 million shares or options to purchase shares of its common stock in exchange for all of the outstanding share capital and outstanding share options of Solexa Limited.
      In connection with this transaction, Lynx changed its name to Solexa, Inc. or Solexa. Unless specifically noted otherwise, as used throughout this document, “Lynx Therapeutics” or “Lynx” refers to the business, operations and financial results of Lynx prior to the business combination on March 4, 2005, “Solexa Limited” refers to the business of Solexa Limited, “Solexa” refers to the business of the combined company after the business combination and “we” refers to either the business operations and financial results of Lynx prior to the business combination or the business of the combined company after the business combination, as the context requires.
      We are in the business of developing and commercializing genetic analysis technologies. We are currently developing and preparing to commercialize a novel instrumentation system for genetic analysis based on our Sequencing-by-Synthesis, or SBS, chemistry and the DNA “cluster” technology we acquired in 2004. This one platform is expected to support many types of genetic analysis, including DNA sequencing, gene expression, genotyping and micro-RNA analysis. We believe that this technology, which can potentially generate over a billion bases of DNA sequence from a single experiment with a single sample preparation, will dramatically reduce the cost, and improve the practicality, of human re-sequencing relative to conventional technologies. The company anticipates launching its first generation whole-genome sequencing system by the end of 2005. Our longer-term goal is to further reduce the cost of human re-sequencing to a few thousand dollars for use in a wide range of applications from basic research through clinical diagnostics.
      We believe our new DNA sequencing system will enable us to implement a new business model based primarily on sales of genomic sequencing equipment and reagents and services to end user customers. Historically, our business model has been based on providing genomics discovery services using our Massively Parallel Sequencing System, or MPSS, and supplying customers with DNA sequences and other information that result from experiments. We expect to continue to provide genomics discovery services for at least the next several years.

      We have experienced operating losses since inception totaling $123.2 million, including a net loss of $15.5 million for the year ended December 31, 2004. We expect to continue to incur net losses as we proceed with the commercialization and additional development of our technologies. The presence and size of these potential net losses will depend on the rate of growth, if any, in our revenues and on the level of our expenses. Our cash and cash equivalents have decreased from $5.6 million as of December 31, 2003, including restricted cash of $0.7 million, to $2.2 million as of December 31, 2004. On March 4, 2005, we closed a business combination transaction with Solexa Limited, a privately-held company registered in England and Wales. The combined company will require additional funding to continue its business activities through at least December 31, 2005. As a result, the report of our Independent Registered Public Accounting Firm regarding our consolidated financial statements included in this annual report includes an explanatory paragraph concerning our ability to continue as a going concern. We are considering various options, which include securing additional equity financing, obtaining new collaborators and customers and other strategic actions. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. If we require additional financing, there can be no assurance that it will be available on satisfactory terms, or at all. If we are unable to secure additional financing on reasonable terms, or are unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, we will be forced to take substantial restructuring actions, which may include significantly reducing our anticipated level of expenditures, the sale of some or all of our assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or we will not be able to fund operations. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed above.
      In April 2004, we acquired jointly with Solexa Limited the rights to proprietary technology assets for DNA colony generation from Manteia SA, a company established under the laws of Switzerland. The acquired technology assets feature a process to enable parallel amplification of millions of DNA fragments, each from a single DNA molecule, to create DNA colonies or “clusters.” The clusters are dense collections of DNA molecules on a surface, which should enable fast and simplified preparation of the biological sample for analysis and allow reduced reagent consumption as a result of the highly parallel nature of the analysis. We intend to incorporate the cluster technology assets into our genomic sequencing equipment.
Critical Accounting Policies and Estimates
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

Revenue Recognition
      Technology access fees have generally resulted from upfront payments from collaborators, customers and licensees who are provided access to our technologies for specified periods. We receive service fees from collaborators and customers for genomics discovery services that we perform on the biological samples they send to us. Collaborative research revenues are payments received under various agreements and include such items as milestone payments. Milestone payments are recognized as revenue pursuant to collaborative agreements upon the achievement of specified technology developments, representing the culmination of the earnings process. Other revenues include the proceeds from the sale of technology assets, the sale of proprietary instruments and reagents, and grant revenues.
      Technology access and license fees are deferred and recognized as revenue on a straight-line basis over the noncancelable term of the agreement to which they relate. Payments for services and/or materials we provide are recognized as revenues when earned over the period in which the services are performed and/or materials are delivered, provided that no other consequential obligations, refunds or credits to be applied to future work exist. When consequential obligations, refunds or credits to be applied to future work exist, revenues are deferred until the obligation is fulfilled or the refund or credit is applied. Revenues from the sale of technology assets are recognized upon the transfer of the assets to the purchaser. Revenues from the sales of instruments and reagents are recognized upon shipment to the customer.

Inventory
      Inventory is stated at the lower of cost (which approximates first-in, first-out cost) or market. The balances at December 31, 2004 and December 31, 2003 included raw materials and services in process.
      Raw materials consist primarily of reagents and other chemicals utilized while performing genomics discovery services. Services in process include direct material, direct service labor, overhead and other direct costs. Market is “net realizable value,” which, for services in process, is the estimated selling price, less costs to complete the service. For raw materials, it is replacement cost or the cost of acquiring similar products from our vendors, as adjusted for our assessment of excess or obsolete materials. While cost is readily determinable, estimates of market value involve significant estimates and judgments about the future.
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
Results of Operations

Revenues
      To date, we have received, and expect to continue to receive in the future, a significant portion of our revenues from a small number of collaborators, customers and licensees, as shown in the following table.

	Year Ended December 31,

	2004	2003	2002

E.I. DuPont de Nemours and Company	35%	28%	32%
The National Human Genome Research Institute	30%	1%	—
Axaron	11%	4%	4%
Takara Bio Inc.	2%	39%	16%
BASF AG	—	14%	11%
Bayer CropScience	—	4%	14%
Geron Corporation	—	—	15%
      Total revenues were $7.1 million in 2004, $18.1 million in 2003 and $17.4 million in 2002. Technology access and service fee revenues were $5.7 million in 2004, $15.8 million in 2003 and $13.0 million in 2002. Technology access fees are upfront payments from collaborators, customers and licensees who are provided access to our technologies for specified periods. These fees are deferred and recognized as revenue on a straight-line basis over the noncancelable term of the agreement to which they relate. All such fees were fully recognized by the end of 2003. Approximately half of the decrease in technology access and service fees from 2003 to 2004 resulted from the reduction of technology access fee revenues to zero in 2004. The remainder of the decrease was the result of a decrease in fees charged per MPSS experiment in 2004 compared to 2003, offset by an increase in the number of experiments performed in 2004. The increase in 2003 compared to 2002 resulted primarily from a cash payment of approximately $2.0 million from Takara related to an amendment of our agreement with them. The license fees from related party relate to the recognition of revenues over the term of a licensing agreement with Axaron, a company in which we have a 42% investment. Collaborative research and other revenues were $608,000 in 2004, $1.5 million in 2003 and $3.6 million in 2002. The 2004 revenues included $476,000 related to an original equipment manufacturer development agreement with Solexa Limited. The 2003 revenues included $1.0 million related to the sale of MPSS instruments to Takara, and the 2002 revenues included the sale of certain of our technology assets to Geron and the sale of MPSS instruments to Takara.
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

Operating Costs and Expenses
      Cost of service fees and other includes primarily the costs of direct labor, materials and supplies, outside expenses, equipment and overhead incurred by us in performing our genomics discovery services for, and the costs of reagents and instruments sold to, our collaborators, customers and licensees. Cost of services fees and other were $5.8 million in 2004, $4.4 million in 2003 and $3.5 million in 2002. These costs reflect primarily the costs of providing our genomics discovery services and, in 2003 and 2002, the cost of MPSS instruments sold to Takara. The increase in cost of service fees and other in 2004 reflects our organizational changes discussed below, which resulted in proportionately more overhead being allocated to the services group than in the past, and an increase in depreciation from the implementation of new production equipment.
      Research and development expenses include the costs of personnel, materials and supplies, outside expenses, equipment and overhead incurred by us in our technology and application development and process improvement efforts. Research and development expenses were $9.4 million 2004, $12.2 million in 2003 and $20.8 million in 2002. The year-to-year decreases in research and development expenses reflect decreases in materials consumed in research and development efforts and lower personnel expenses, primarily resulting from the workforce reductions that occurred in the second quarter of 2004, the first quarter of 2003 and the second quarter of 2002.
      In April 2004, we reorganized our staff to focus on the development of the cluster technology, its integration with our MPSS technology and creation of a plan for the commercial launch of the cluster technology. In 2004, we also focused our efforts related to MPSS primarily on cost reduction, including development of our third generation MPSS instrument technology, which is more efficient than earlier versions of our MPSS instrument technology, and work related to lowering bead loading costs and achieving lower reagent usage. In 2003 and 2002, substantially all of our research and development expense related to MPSS, except for the amounts discussed below related to the Protein ProFiler and Megatype projects.
      In January 2003, we discontinued our development work on our proteomics technology, Protein ProFiler, which was intended to provide high-resolution analysis of complex mixtures of proteins from cells or tissues. Proteomics is the study of the number of proteins and the extent to which they are expressed in cells or tissues. Expenses related to this project totaled $150,000 in 2003 and $1.6 million in 2002. In April 2002, we discontinued our development effort on Megatype, a technology that was being developed to permit the comparison of collected genomes of two populations and enable the detection and recovery of DNA fragments with the single nucleotide polymorphisms, or SNPs, that distinguish these two populations. Expenses related to this project totaled $1.4 million in 2002. The primary reason for discontinuing our development efforts on both Protein ProFiler and Megatype was to focus our financial and human resources on expanding the commercial use of MPSS.

      We anticipate that our research and development expenses will increase in 2005 due primarily to the business combination with Solexa Limited and activities directed toward the development and commercialization of new genome sequencing equipment, including the deployment of this equipment in Solexa’s genomics discovery services business. Solexa cannot predict when or whether we will successfully complete the development of Solexa’s first generation genome sequencing equipment or the ultimate costs of such efforts.
      General and administrative expenses include the costs of personnel, materials and supplies, outside expenses, equipment and overhead incurred by us primarily in our administrative, business development, legal and investor relations activities. General and administrative expenses were $7.4 million in 2004, $6.8 million in 2003 and $6.3 million in 2002. The increase in general and administrative expenses in 2004 is primarily due to costs associated with the business combination with Solexa Limited. In 2004, we incurred approximately $1.3 million in business combination related expenses. General and administrative expenses may increase in support of our continuing commercial, business development and research and development activities, planned headcount additions and the business combination with Solexa Limited.
      In March 2004, we implemented a reduction of approximately 15% of our workforce, or 14 people. The reduction included positions in all functions of our business. The workforce reduction was intended to further focus our financial and human resources on expanding the commercial use of our technology. We recorded a restructuring charge related to the workforce reduction of $118,000 in the second quarter of 2004 primarily for severance compensation amounts paid to former employees. In terms of compensation, benefits and employer taxes that would have been paid to, and on behalf of, such former employees had they remained employed by us, we realized cost savings of approximately $1.3 million during 2004.
      In January 2003, we implemented a reduction of approximately 25% of our workforce, or 32 people. The groups affected primarily by this action included research and development personnel based at Lynx Therapeutics GmbH in Germany and in our proteomics group in California. The workforce reduction was intended to further focus our financial and human resources on expanding the commercial use of MPSS. We recorded a restructuring charge for workforce reduction of $0.3 million in the first quarter of 2003 related primarily to severance compensation expense for our former employees. In terms of compensation, benefits and employer taxes that would have been paid to, and on behalf of, such former employees had they remained employed by us, we realized cost savings of approximately $2.0 million during 2003.
      The restructuring charge for workforce reduction of $0.5 million in the second quarter of 2002 was comprised primarily of severance charges for former Lynx employees who were part of Lynx’s workforce reduction of approximately 30% of our domestic workforce, or 45 people, in that period. The group affected primarily by this action was research and development personnel in California. The workforce reduction was intended to focus our financial and human resources on the expansion of the commercial applications of, and process improvements for, MPSS and our other genomics technologies, and the continued development of our proteomics technology. In terms of compensation, benefits and employer taxes that would have been paid to, and on behalf of, such former employees had they remained employed by us, we realized cost savings of approximately $3.0 million during 2003.

Interest Expense, Net
      Net interest expense was $104,000 in 2004, $158,000 in 2003 and $282,000 in 2002. The year-to-year decreases reflect lower interest expense incurred on equipment-related debt outstanding as the balances of this debt was paid down, partially offset in 2004 by interest on the notes payable to Solexa Limited and Silicon Valley Bank.

Other Income (Expense), Net
      Other income (expense) was income of $78,000 in the 2004, expense of $966,000 in 2003 and income of $882,000 in 2002. The income in 2004 consists of gains on asset sales partially offset by closure costs for Lynx Therapeutics GmbH, our German subsidiary. The expense in 2003 relates primarily to the loss recorded on the disposal of certain fixed assets no longer used in the operations of our German subsidiary. The 2002 income resulted primarily from the gain on the sale of our equity investment in Inex Pharmaceuticals Corporation.

Income Tax Provision (Benefit)
      The income tax provision was $1,000 in 2004 and $202,000 in 2003, compared to an income tax benefit of $98,000 in 2002. The income tax provisions consisted primarily of minimum state taxes in 2004 and foreign withholding tax on payments received from our licensee, Takara, in 2003. The income tax benefit in 2002 related primarily to a refund received for federal alternative minimum taxes paid in prior periods, partially offset by foreign withholding tax due on payments received from Takara.
      As of December 31, 2004, we had federal net operating loss carryforwards of approximately $100.7 million, which will expire at various dates from 2010 through 2024, if not utilized. We had state net operating loss carryforwards of approximately $30.9 million, which will expire in the years 2012 through 2014. Deferred tax assets related to carryforwards at December 31, 2004 include approximately $3.9 million associated with stock option activity which, when utilized, will be credited directly to stockholders’ equity.
      As of December 31, 2004, we also had research and development and other tax credit carryforwards of $3.7 million for federal purposes and $3.5 million for state purposes. The federal research and development credits will expire at various dates from 2012 through 2024, if not utilized. The state research and development credits do not expire.
      Utilization of our net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

Equity Share of Net Loss of Related Party
      Through December 31, 2003, we accounted for our investment in Axaron Bioscience AG, a company owned primarily by BASF AG and us, using the equity method. Accordingly, we recorded our pro rata share of Axaron’s losses of $1.9 million in 2003 and $2.5 million in 2002. We discontinued applying the equity method as of December 31, 2003, as our investment in Axaron has been reduced to zero.
Liquidity and Capital Resources
      Cash and cash equivalents at December 31, 2004 were $2.2 million. Net cash used in operating activities was $11.6 million in 2004, $10.5 million in 2003 and $16.2 million in 2002. The year-to-year changes substantially mirror our net losses in each year. Net cash used in operating activities differs from our net loss primarily due to non-cash charges, including depreciation and amortization and, in 2003 and 2002, our pro rata share of the net loss of Axaron, and fluctuations in amounts of deferred revenue.
      Investing activities provided net cash of $81,000 in 2004 and $1.4 million in 2002 and used net cash of $174,000 in 2003. Proceeds in 2004 resulted primarily from sales of fixed assets partially offset by increases in other assets. Use of cash in 2003 resulted from purchases of fixed assets partially offset by proceeds from the sale of fixed assets. Net cash provided by investing activities in 2002 was due primarily to proceeds from the sale of equity investments and repayment of notes receivable from employees, partially offset by expenditures for capital equipment.
      Net cash provided by financing activities was $8.2 million in 2004, $4.5 million in 2003 and $23.3 million in 2002. The issuance of common stock in private placements generated cash of $3.8 million in 2004, $6.7 million in 2003 and $23.2 million in 2002. In 2004, we also raised cash from loans from Solexa Limited of $2.5 million and from Silicon Valley Bank, or SVB, of $3.0 million, and in 2002, we raised cash of $1.6 million from equipment loans. In each year, cash raised through these activities was partially offset by the repayment of equipment loans.
      On December 28, 2004, we entered into a loan and security agreement, or the Loan Agreement, with SVB under which SVB advanced a loan to us in the aggregate principal amount of $3,000,000. The loan bears interest at 10% per annum and is due on the earlier to occur of fifteen days after our receipt of gross proceeds in the amount of $10 million for the issuance of equity in a private placement transaction or July 31, 2005. Under the Loan Agreement, we granted to SVB a security interest in substantially all of our assets, including but not limited to all of our goods, equipment, inventory, contract rights, licenses and intellectual property rights. The Loan Agreement includes negative covenants that, among other things, restrict us from acquiring all or substantially all of the capital stock of another person, or having a material change in our ownership or management, without the prior written consent of SVB, which consent shall not be unreasonably withheld. The business combination with Solexa Limited received the consent of SVB. We also received a consent and waiver for the name change from Lynx Therapeutics, Inc. to Solexa, Inc.
      In connection with the Loan Agreement, we issued to SVB a warrant to purchase 47,770 shares of our common stock at an exercise price of $6.28 per share. The warrant is exercisable until December 27, 2007. We recorded the fair value of the warrant of $253,000 as a discount on the loan. The discount will be amortized as additional interest expense over the term of the loan.
      On August 12, 2004, we entered into a loan agreement with Solexa Limited under which we issued Solexa Limited four promissory notes each bearing interest at 10% per annum in the aggregate principal amount of $2,500,000. The loans are due on December 31, 2005.
      In October 2002, we entered into a loan and security agreement with a financial institution, Comerica Bank-California, for an equipment line of credit of up to $2.0 million with a draw-down period of one year. Under the initial advance, we drew down $1.6 million in November 2002 related to purchases of equipment in previous periods. We granted Comerica Bank-California a security interest in all items that we financed under this agreement. The initial advance under the loan had a term of 24 months from the date of advance and bore interest at a rate of 7.25%. In May 2003, we renegotiated the terms of the agreement to require that we maintain a minimum cash balance of restricted cash and cash equivalents in an account at Comerica Bank-California of at least 110% of the principal balance under loans outstanding under this agreement until Comerica Bank-California received payment in full of all outstanding obligations. The loan was paid in full in October 2004.
      In 1998, we entered into a financing agreement with a financial institution, TransAmerica Business Credit Corporation, or TransAmerica, under which we drew down $4.8 million during 1999 for the purchase of equipment and certain other capital expenditures. We granted TransAmerica a security interest in all items that we financed under this agreement. Each draw down under the loan had a term of 48 months from the date of the draw down and bore interest at rates ranging from 10.9% to 11.8%. The original draw-down period under the agreement expired on March 31, 2000. In September 2000, we obtained additional financing of $950,000 under an amendment to the original financing agreement. The loan was paid in full in October 2004.
      Our contractual obligations for the next five years and thereafter are as follows:

	Payments Due by Period

	Less than
	1 Year		1 - 3 Years	4 - 5 Years	After 5 Years	Total

	(In thousands)
Operating leases	$2,876		$5,959	$2,969	$—	$11,804
Note payable to bank	3,000		—	—	—	3,000
Note payable to Solexa Limited	2,500	(1)	—	—	—	2,500
Financial advisors’ fee	1,600		—	—	—	1,600

Total contractual cash obligations	$9,976		$5,959	$2,969	$—	$18,904

(1)	Pursuant to the business combination transaction completed on March 4, 2005, the note payable is no longer payable.
      We plan to use available funds for ongoing commercial and research and development activities, working capital and other general corporate purposes and capital expenditures. We expect capital investments during

2005 for us to be approximately $1.0 million and will be comprised primarily of expenditures for capital equipment required in the normal course of business. We intend to invest our excess cash in investment-grade, interest-bearing securities.
      We have obtained funding for our operations primarily through sales of common stock, payments received under contractual arrangements with customers, collaborators and licensees and interest income. Consequently, investors in our equity securities and our customers, collaborators and licensees are significant sources of liquidity for us. Therefore, our ability to maintain liquidity is dependent upon a number of uncertain factors, including but not limited to the following: our ability to advance and commercialize further our technologies; our ability to generate revenues through expanding existing collaborations, customer and licensee arrangements and obtaining significant new customers, collaborators and licensees; and the receptivity of capital markets toward our equity or debt securities. The cost, timing and amount of funds required for specific uses by us cannot be precisely determined at this time and will be based upon the progress and the scope of our commercial and research and development activities; payments received under customer, collaborative and license agreements; our ability to establish and maintain customer, collaborative and license agreements; costs of protecting intellectual property rights; legal and administrative costs; additional facilities capacity needs, and the availability of alternate methods of financing.
      We have experienced operating losses since inception totaling $123.2 million, including a net loss of $15.5 million for the year ended December 31, 2004. We expect to continue to incur net losses as we proceed with the commercialization and additional development of our technologies. The presence and size of these potential net losses will depend on the rate of growth, if any, in our revenues and on the level of our expenses. Our cash and cash equivalents have decreased from $5.6 million, including restricted cash of $0.7 million, as of December 31, 2003 to $2.2 million as of December 31, 2004. On March 4, 2005, we closed a business combination transaction with Solexa Limited, a privately-held company registered in England and Wales that develops systems for the comprehensive and economical analysis of individual genomes, under which, for accounting purposes, Solexa Limited acquired Lynx. We will require additional funding to continue our business activities through at least December 31, 2005. As a result, the report of our Independent Registered Public Accounting Firm regarding our consolidated financial statements included in this annual report includes an explanatory paragraph concerning our ability to continue as a going concern. We are considering various options, which include securing additional equity financing, obtaining new collaborators and customers and other strategic actions. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. There can be no assurance that additional financing will be available on satisfactory terms, or at all. If we are unable to secure additional financing on reasonable terms, or are unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, Solexa will be forced to take substantial restructuring actions, which may include significantly reducing ours anticipated level of expenditures, the sale of some or all of our assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or we will not be able to fund operations. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed above.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS No. 123R is effective for fiscal periods beginning after June 15, 2005 and, thus, will be effective for us beginning with the third quarter of 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS No. 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. We are currently evaluating the impact of SFAS No. 123R on our financial position and results of operations. See “Stock-Based Compensation” in Note 1 of Notes to Consolidated Financial Statements for information related to the pro forma effects on our reported net loss and net loss per share when applying the fair value recognition provisions of the previous SFAS No. 123 to stock-based employee compensation.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a significant impact on our consolidated financial position, results of operations or cash flows.
      In October 2004, the FASB issued Emerging Issues Task Force (“EITF”) Consensus No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination,” which provides new guidance for the accounting for preexisting relationships between the parties to a business combination. Additionally, EITF 04-1 includes additional disclosure requirements for business combinations between parties with a preexisting relationship. EITF 04-1 is effective for fiscal periods beginning after October 13, 2004. We do not expect the adoption of EITF 04-1 to have a material impact on our consolidated financial position, results of operations or cash flows.
      In March 2004, the FASB issued EITF Consensus No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. The adoption of the disclosure provisions of EITF 03-1 did not have a material impact on our consolidated financial statements. We do not expect the accounting provisions of EITF 03-1 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Foreign Currency Rate Fluctuations
      On March 4, 2005, we completed the business combination with Solexa Limited, a privately-held company registered in England and Wales. Solexa Limited has become our wholly-owned subsidiary as a result of the transaction. The functional currency for Solexa Limited is the British Pound. Its accounts will be translated from the British Pound to the U.S. dollar using the current exchange rate in effect at the balance sheet date, for balance sheet accounts, and using the average exchange rate during the period, for revenues and expense accounts. The effects of translation will be recorded as a separate component of stockholders’ equity. Exchange gains and losses arising from these transactions will be recorded using the actual exchange differences on the date of the transaction. We have not yet determined if we will take any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with Solexa Limited.
      The functional currency for our German subsidiary (the operations of which substantially ceased at the end of 2003) was the Euro. Our German subsidiary’s accounts are translated from the Euro to the U.S. dollar using the current exchange rate in effect at the balance sheet date, for balance sheet accounts, and using the average exchange rate during the period, for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We did not take any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our German subsidiary. Transactions with our European collaborators and customers are denominated in US dollars.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Solexa, Inc.
      We have audited the accompanying consolidated balance sheets of Solexa, Inc. (formerly Lynx Therapeutics, Inc.) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Solexa, Inc. (formerly Lynx Therapeutics, Inc.) at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      The accompanying consolidated financial statements have been prepared assuming that Solexa, Inc. (formerly Lynx Therapeutics, Inc.) will continue as a going concern. As more fully described in the second paragraph of Note 1, the Company has incurred losses since inception and expects that such losses will continue for the foreseeable future. Additionally, the Company anticipates requiring additional financial resources to fund its operations at least through December 31, 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in the second paragraph of Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP
Palo Alto, California
February 18, 2005, except for Note 17,
as to which the date is March 4, 2005

SOLEXA, INC.
(formerly Lynx Therapeutics, Inc.)
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,249	$4,881
Restricted cash	—	728
Accounts receivable	625	402
Inventory	1,028	904
Other current assets	306	722

Total current assets	4,208	7,637
Property and equipment:
Leasehold improvements	7,667	11,510
Laboratory and other equipment	20,374	21,667

	28,041	33,177
Less accumulated depreciation and amortization	(20,444)	(22,190)

Net property and equipment	7,597	10,987
Intangible assets, net	2,250	—
Other non-current assets	256	172

	$14,311	$18,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$5,252	$1,128
Bank overdraft	153	—
Accounts payable	769	1,070
Accrued compensation	330	284
Accrued professional fees	516	181
Deferred revenue — current portion	1,529	759
Other accrued liabilities	147	163

Total current liabilities	8,696	3,585
Deferred revenue	3,597	4,213
Other non-current liabilities	880	932
Commitments
Stockholders’ equity:
Preferred stock: $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value; 60,000,000 shares authorized; 3,763,732 shares and 3,099,586 shares issued and outstanding at December 31, 2004 and 2003, respectively	38	31
Additional paid-in capital	124,316	117,691
Accumulated other comprehensive income	5	17
Accumulated deficit	(123,221)	(107,673)

Total stockholders’ equity	1,138	10,066

	$14,311	$18,796

See accompanying notes.

SOLEXA, INC.
(formerly Lynx Therapeutics, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share
	amounts)
Revenues:
Technology access and service fees	$5,725	$15,840	$13,026
License fees from related party	760	760	759
Collaborative research and other	608	1,501	3,621

Total revenues	7,093	18,101	17,406

Operating costs and expenses:
Service fees and other	5,750	4,362	3,499
Research and development	9,372	12,178	20,813
General and administrative	7,374	6,773	6,271
Restructuring charge for workforce reduction	118	292	530

Total operating costs and expenses	22,614	23,605	31,113

Loss from operations	(15,521)	(5,504)	(13,707)

Interest income (expense), net	(104)	(158)	(282)
Other income (expense), net	78	(966)	882

Loss before income tax provision (benefit) and equity share of net loss of related party	(15,547)	(6,628)	(13,107)
Income tax provision (benefit)	1	202	(98)
Equity share of net loss of related party	—	1,930	2,522

Net loss	$(15,548)	$(8,760)	$(15,531)

Basic and diluted net loss per share	$(4.30)	$(3.61)	$(8.99)

Shares used in per share computation	3,613	2,427	1,728

See accompanying notes.

SOLEXA, INC.
(formerly Lynx Therapeutics, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Notes		Accumulated
				Receivable		Other		Total
	Common Stock		Additional	from	Deferred	Comprehen-		Stock-
			Paid-In	Stock-	Compen-	sive Income	Accumulated	holders
	Shares	Amount	Capital	holders	sation	(Loss)	Deficit	Equity

		(In thousands, except share amounts)
Balance at January 1, 2002	983,248	$10	$87,941	$(250)	$(744)	$1,139	$(83,382)	$4,714
Comprehensive loss:
Net loss	—	—	—	—	—	—	(15,531)	(15,531)
Net unrealized loss on securities	—	—	—	—	—	(1,139)	—	(1,139)

Comprehensive loss								(16,670)
Employee stock purchase plan issuance	5,223	—	143	—	—	—	—	143
Exercise of stock options for cash and repayment of note receivable	506	—	3	250	—	—	—	253
Issuance of common stock in connection with private placements, net of issuance costs of $1,700	1,334,384	13	23,062	—	—	—	—	23,075
Amortization of deferred compensation, including forfeitures	—	—	(194)	—	735	—	—	541

Balance at December 31, 2002	2,323,361	23	110,955	—	(9)	—	(98,913)	12,056
Comprehensive loss:
Net loss	—	—	—	—	—	—	(8,760)	(8,760)
Foreign currency translation adjustment	—	—	—	—	—	17	—	17

Comprehensive loss								(8,743)
Employee stock purchase plan issuance	3,726	—	13	—	—	—	—	13
Exercise of stock options for cash	500	—	2	—	—	—	—	2
Issuance of common stock in connection with private placements, net of issuance costs of $272,000	771,999	8	6,721	—	—	—	—	6,729
Amortization of deferred compensation, including forfeitures	—	—	—	—	9	—	—	9

Balance at December 31, 2003	3,099,586	31	117,691	—	—	17	(107,673)	10,066
Net loss	—	—	—	—	—	—	(15,548)	(15,548)
Foreign currency translation adjustment	—	—	—	—	—	(12)	—	(12)

Comprehensive loss								(15,560)
Purchase of Manteia assets	270,029	3	2,551	—	—	—	—	2,554
Issuance of common stock in connection with private placements, net of issuance costs of $195,000	394,117	4	3,817	—	—	—	—	3,821
Warrants issued in connection with bank loan	—	—	253	—	—	—	—	253
Compensation expense related to consultant options	—	—	4	—	—	—	—	4

Balance at December 31, 2004	3,763,732	$38	$124,316	$—	$—	$5	$(123,221)	$1,138

See accompanying notes.

SOLEXA, INC.
(formerly Lynx Therapeutics, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net loss	$(15,548)	$(8,760)	$(15,531)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	3,639	3,328	5,357
Amortization of deferred stock compensation	4	9	541
Amortization of warrant discount	5	—	—
Common stock issued in connection with acquisition of supplies	70	—	—
Forgiveness of principal and interest on loans	—	—	181
Equity share of net loss of related party	—	1,930	2,522
Gain on sale of antisense business	—	—	(1,009)
Non-cash portion of gain from sale of technology assets	—	—	(1,586)
Loss on sale of equity investment	—	—	64
(Gain) loss on disposal of fixed assets	(126)	689	—
Changes in operating assets and liabilities:
Accounts receivable	(223)	434	316
Inventory	(124)	866	688
Other current assets	416	(8)	183
Bank overdraft	153	—	—
Accounts payable	(301)	108	(1,075)
Accrued liabilities	365	(492)	97
Deferred revenue	154	(8,588)	(6,814)
Other non-current liabilities	(52)	(14)	(157)
Currency translation adjustment	(12)	17	—

Net cash used in operating activities	(11,580)	(10,481)	(16,223)

Cash flows from investing activities:
Purchases of short-term investments	(916)	—	(3,261)
Maturities of short-term investments	916	—	3,261
Proceeds from sale of equity securities	—	—	3,702
Property and equipment purchases, net of retirements	(15)	(435)	(2,701)
Proceeds from disposal of fixed assets	126	261	—
Payments received on notes receivable from officers and employees	—	—	456
Other assets	(84)	—	(11)

Net cash provided by (used in) investing activities	27	(174)	1,446

Cash flows from financing activities:
Issuance of common stock, net of repurchases	3,821	6,744	23,221
Proceeds from bank loan	3,000	—	—
Proceeds from Solexa Limited loan	2,500	—	—
Proceeds from equipment loan	—	—	1,588
Repayment of equipment loan	(1,128)	(2,215)	(1,496)

Net cash provided by financing activities	8,193	4,529	23,313

Net (decrease) increase in cash and cash equivalents	(3,360)	(6,126)	8,536
Cash and cash equivalents at beginning of year	5,609	11,735	3,199

Cash and cash equivalents at end of year	$2,249	$5,609	$11,735

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1	$202	$—

Cash paid for interest	$121	$208	$308

Non-cash investing and financing activities:
Geron stock received	$—	$—	$1,586

Transfer of instruments into inventory	$—	$740	$—

Common stock issued in connection with the acquisition of intellectual property and equipment	$2,554	$—	$—

Issuance of warrants in connection with bank loan	$253	$—	$—

See accompanying notes.

SOLEXA, INC.
(formerly Lynx Therapeutics, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies and Basis of Presentation
     Business and Basis of Presentation
      Lynx Therapeutics, Inc. (“Lynx” the “Company” or “we”) believes that it is a leader in the development and application of novel genomics analysis solutions. Our Massively Parallel Signature Sequencing (“MPSS”) instruments analyze millions of DNA molecules in parallel, enabling genome structure characterization at what we believe to be an unprecedented level of resolution. As applied to gene expression analysis, MPSS provides comprehensive and quantitative digital gene expression information important to modern systems biology research in the pharmaceutical, biotechnology and agricultural industries. Gene expression refers to the number of genes and the extent a cell or tissue expresses those genes, and represents a way to move beyond DNA sequence data to understand the function of genes, the proteins that they encode and the role they play in health and disease. Systems biology is an approach in which researchers seek to gain a complete molecular understanding of biological systems in health and disease.
      We have experienced operating losses since inception totaling $123.2 million, including a net loss of $15.5 million for the year ended December 31, 2004. We expect to continue to incur net losses as we proceed with the commercialization and additional development of our technologies. The presence and size of these potential net losses will depend on the rate of growth, if any, in our revenues and on the level of our expenses. Our cash and cash equivalents have decreased from $5.6 million, including restricted cash of $0.7 million, as of December 31, 2003 to $2.2 million as of December 31, 2004. On March 4, 2005, we closed a business combination transaction with Solexa Limited, a privately-held company registered in England and Wales (see Note 17). The combined company will require additional funding to continue its business activities through at least December 31, 2005. We are considering various options, which include securing additional equity financing, obtaining new collaborators and customers and other strategic actions. If we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution. There can be no assurance that additional financing will be available on satisfactory terms, or at all. If we are unable to secure additional financing on reasonable terms, or are unable to generate sufficient new sources of revenue through arrangements with customers, collaborators and licensees, we will be forced to take substantial restructuring actions, which may include significantly reducing our anticipated level of expenditures, the sale of some or all of our assets, or obtaining funds by entering into financing or collaborative agreements on unattractive terms, or we will not be able to fund operations. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed above.
      Our consolidated financial statements include the accounts of Lynx and its wholly-owned subsidiary, Lynx Therapeutics GmbH, formed under the laws of the Federal Republic of Germany. All significant intercompany balances and transactions have been eliminated. Certain amounts in prior periods have been reclassified to conform to the current year presentation.

Business Combination and Name Change
      On March 4, 2005, we closed a business combination with Solexa Limited, a privately-held company registered in England and Wales that develops systems for the comprehensive and economical analysis of individual genomes (see Note 17). In connection with this transaction, we changed our name from Lynx Therapeutics, Inc. to Solexa, Inc. Unless specifically noted otherwise, as used throughout these Consolidated Financial Statements, “Lynx Therapeutics,” “Lynx” or “we” refers to the business, operations and financial results of Lynx Therapeutics, Inc. prior to the business combination on March 4, 2005, “Solexa Limited”

SOLEXA, INC.
(formerly Lynx Therapeutics, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
refers to the business of Solexa Limited, a privately-held United Kingdom company, prior to the business combination and “Solexa” refers to the business of the combined company after the business combination.

Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation
      Assets and liabilities of our wholly-owned foreign subsidiary are translated from its local currency at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation adjustments are reflected as a separate component of stockholders’ equity.

Concentration of Credit Risk and Other Concentrations
      Financial instruments that potentially subject us to concentration of credit risk consist principally of cash equivalents and trade receivables. We invest our excess cash in deposits with major banks and in money market and short-term debt securities of companies with strong credit ratings from a variety of industries. These securities generally mature within 365 days and, therefore, bear minimal interest-rate risk. Our investment policy limits the amount of credit exposure to any one issuer and to any one type of investment.
      Pharmaceutical companies and other research institutions account for a substantial portion of our trade receivables. Accounts receivable are stated as amounts billed to customers. We provide credit in the normal course of business to our customers and collateral for these receivables is generally not required. We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. We have not experienced significant credit losses to date.
      Substantially all of our revenues are derived from sales of our MPSS services. We depend on a single supplier to manufacture flow cells used in our MPSS technology. We currently purchase the flow cells from a single supplier, although the flow cells are potentially available from multiple suppliers. While we believe that alternative suppliers for flow cells exist, identifying and qualifying new suppliers could be an expensive and time-consuming process. Our reliance on outside vendors involves several risks, including the inability to obtain an adequate supply of required components due to manufacturing capacity constraints, a discontinuance of a product by a third-party manufacturer or other supply constraints, reduced control over quality and pricing of components and delays and long lead times in receiving materials from vendors.
      We currently utilize a single supplier to purchase PacI, a restriction enzyme used with our MegaClone bead technology to digest the PCR product that is loaded onto 5-micron beads prior to MPSS sequencing. We currently purchase PacI from New England BioLabs under a supply agreement, the term of which is scheduled to expire on August 15, 2005. Our reliance on a sole vendor involves several risks, including: the inability to obtain an adequate supply due to manufacturing capacity constraints, a discontinuance of a product by a third-party manufacturer or other supply constraints, the potential lack of leverage in contract negotiations with the sole vendor reduced control over quality and pricing of components, and delays and long lead times in receiving materials from the vendor.

Fair Value of Financial Instruments
      The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their fair value because of the short-term nature of these financial instruments. The

SOLEXA, INC.
(formerly Lynx Therapeutics, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fair value of other short-term and long-term obligations is estimated based on current interest rates available to us for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their fair values, with the exception of the obligation to Silicon Valley Bank (see Note 7), the estimated fair value of which is $3 million.

Cash, Cash Equivalents and Short-term Investments
      We consider all investments in money market mutual funds, commercial paper and corporate bonds and notes with maturities at the date of purchase of 90 days or less to be cash equivalents. Investments in debt securities with maturities beyond 90 days, but less than one year, and investments in publicly traded equity securities are considered to be short-term investments. Our investment policy stipulates that our investment portfolio be maintained with the objectives of preserving principal, maintaining liquidity and maximizing return.
      We classify our investments in money market mutual funds, commercial paper, equity securities and corporate bonds and notes as available-for-sale. Available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized gains and losses reported as a component of accumulated other comprehensive income. If a decline in the fair value of a short-term investment is below its cost for two consecutive quarters or if the decline is due to a significant adverse event, it is considered to be an other-than-temporary decline. In such circumstances, the investment would be written down to its estimated fair value. Other-than-temporary declines in fair value on short-term investments are charged against interest income.
      The cost of investments in commercial paper and corporate bonds and notes is adjusted for the amortization of premiums and accretion of discounts to maturity, which is included in interest income. The cost of securities sold, if any, is based on the specific identification method. Realized gains and losses, if any, are included in interest income.

Inventory
      Inventory is stated at the lower of cost (which approximates first-in, first out cost) or market. Inventory used in providing genomics discovery services and for reagent sales is charged to cost of service fees and other as consumed. Reagents and chemicals purchased for internal development purposes are charged to research and development expense as incurred.

Property and Equipment
      Property and equipment are stated at original cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which are generally three years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining term of the facility lease.

Long-lived Assets
      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we identify and record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such impairments have been identified with respect to our long-lived assets, which consist primarily of property and equipment and intangible assets.

SOLEXA, INC.
(formerly Lynx Therapeutics, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition
      Technology access fees have generally resulted from upfront payments from collaborators, customers and licensees who are provided access to our technologies for specified periods. We receive service fees from collaborators and customers for genomics discovery services that we perform on the biological samples that our collaborators and customers send to us. Collaborative research revenues are payments received under various agreements and include such items as milestone payments. Milestone payments pursuant to collaborative agreements are recognized as revenue upon the achievement of specified technology developments, representing the culmination of the earnings process. Other revenues include the proceeds from sales of technology assets, proprietary instruments and reagents, and grant revenues.
      Technology access and license fees are deferred and recognized as revenues on a straight-line basis over the noncancelable term of the agreement to which they relate. Payments for services and/or materials we provide are recognized as revenues when earned over the period in which the services are performed and/or materials are delivered, provided that no other consequential obligations, refunds or credits to be applied to future work exist. When consequential obligations, refunds or credits to be applied to future work exist, revenues are deferred until the obligation is fulfilled or the refund or credit is applied. Revenues from the sale of technology assets are recognized upon the transfer of the assets to the purchaser. Revenues from the sales of instruments and reagents are recognized upon shipment to the customer.
      Revenue from significant collaborators, customers and licensees represented the following percentages of total revenues:

	Year Ended
	December 31,

	2004	2003	2002

E.I. DuPont de Nemours and Company	35%	28%	32%
The National Human Genome Research Institute	30%	1%	—
Axaron	11%	4%	4%
Takara Bio Inc.	2%	39%	16%
BASF AG	—	14%	11%
Bayer CropScience	—	4%	14%
Geron Corporation	—	—	15%

Net Loss Per Share
      Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Basic and diluted net loss per share amounts are the same for each period in which we have incurred a net loss.
      The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share
	amounts)
Net loss	$(15,548)	$(8,760)	$(15,531)

Shares used in per share computation — Weighted average shares of common stock outstanding	3,613	2,427	1,728

Basic and diluted net loss per share	$(4.30)	$(3.61)	$(8.99)

SOLEXA, INC.
(formerly Lynx Therapeutics, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Options and warrants to purchase common stock were excluded from the calculation of diluted loss per share for all periods because the effect of inclusion would be antidilutive. The total number of shares excluded related to options and warrants was approximately 820,242 at December 31, 2004, 944,000 at December 31, 2003 and 669,000 at December 31, 2002. The options and warrants will be included in the calculation at such time as the effect is no longer antidilutive, as calculated using the treasury stock method.

Stock-Based Compensation
      We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. We account for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations. Under APB 25, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.
      All stock option awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model, in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and Emerging Issues Task Force (“EITF”) Consensus No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The option arrangements are subject to periodic remeasurement over their vesting terms. We recorded compensation expense related to option grants to non-employees of $4,000 in 2004. We recorded no compensation expense related to option grants to non-employees in 2003 and 2002.
      Pro forma information regarding net loss and net loss per share required by SFAS No. 123 is presented below and has been determined as if we had accounted for awards under our stock option and employee stock purchase plans using the fair value method:

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share
	amounts)
Net loss, as reported	$(15,548)	$(8,760)	$(15,531)
Add: Stock-based employee compensation	—	9	541
Deduct: Stock-based employee compensation, as if fair value method had been applied to all awards	(1,800)	(2,457)	(4,765)

Pro forma net loss, as if fair value method had been applied to all awards	$(17,348)	$(11,208)	$(19,755)

Basic and diluted net loss per share, as reported	$(4.30)	$(3.61)	$(8.99)

Pro forma basic and diluted net loss per share, as if fair value method had been applied to all awards	$(4.80)	$(4.62)	$(11.43)

Segment Reporting
      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in financial statements. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Our business activities include the development and commercialization of technologies aimed at handling and/or analyzing the DNA molecules or fragments in biological

SOLEXA, INC.
(formerly Lynx Therapeutics, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
samples. Accordingly, we operate in only one business segment. All of our assets and revenues are derived from this activity.
      Substantially all of our long-lived assets are located in the United States. To date, revenues have been derived primarily from contracts with companies located in the United States and other countries as follows (revenues are attributed to geographic areas based on the location of the customer):

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
United States	$5,544	$6,692	$8,906
Germany	760	4,058	5,570
United Kingdom	575	63	—
Japan	124	7,098	2,865
Other	90	190	65

	$7,093	$18,101	$17,406

Income Taxes
      Under SFAS No. 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses for the prior three years, we have provided a full valuation allowance against our net deferred tax assets as of December 31, 2004 and 2003. We intend to evaluate the realizability of the deferred tax assets on a quarterly basis. See Note 12.

Comprehensive Income
      Accumulated other comprehensive income consists of translation adjustments related to our German subsidiary during the years ended December 31, 2004 and 2003 and an unrealized loss on available-for-sale investments during the year ended December 31, 2002.

Investments in Equity Securities
      We hold an equity investment in Axaron Bioscience AG (“Axaron”), a company owned primarily by BASF AG and us. As of December 31, 2004, we held approximately a 42% ownership interest in Axaron and had the ability to exercise significant influence over Axaron’s operating and accounting policies. We initially accounted for our investment in Axaron using the equity method in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Under the equity method, we recorded our pro-rata share of the income or losses of Axaron. We discontinued applying the equity method as of December 31, 2003, as our investment in Axaron had been reduced to zero.
      In connection with the March 1998 sale of our portfolio of phosphorothioate antisense patents and licenses and our therapeutic oligonucleotide manufacturing facility to Inex Pharmaceuticals Corporation (“Inex”), we received 1.2 million shares of Inex common stock as partial consideration in the transaction. In the first quarter of 2002, we sold all of our remaining shares of Inex common stock and recognized a gain of approximately $1.0 million.

SOLEXA, INC.
(formerly Lynx Therapeutics, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS No. 123R is effective for fiscal periods beginning after June 15, 2005 and, thus, will be effective for us beginning with the third quarter of 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS No. 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. We are currently evaluating the impact of SFAS No. 123R on our financial position and results of operations. See “Stock-Based Compensation” above for information related to the pro forma effects on our reported net loss and net loss per share when applying the fair value recognition provisions of the previous SFAS No. 123 to stock-based employee compensation.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a significant impact on our consolidated financial position, results of operations or cash flows.
      In October 2004, the FASB issued EITF Consensus No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination,” which provides new guidance for the accounting for preexisting relationships between the parties to a business combination. Additionally, EITF 04-1 includes additional disclosure requirements for business combinations between parties with a preexisting relationship. EITF 04-1 is effective for fiscal periods beginning after October 13, 2004. We do not expect the adoption of EITF 04-1 to have a material impact on our consolidated financial position, results of operations or cash flows.
      In March 2004, the FASB issued EITF Consensus No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. The adoption of the disclosure provisions of EITF 03-1 did not have a material impact on our consolidated financial statements. We do not expect the accounting provisions of EITF 03-1 to have a material impact on our consolidated financial position, results of operations or cash flows.

2.	Transactions with Solexa Limited
      In April 2004, Lynx and Solexa Limited jointly acquired from Manteia SA (“Manteia”), a company established under the laws of Switzerland, the rights to proprietary technology assets for DNA colony generation. The acquired technology assets feature a process to enable parallel amplification of millions of DNA fragments, each from a single DNA molecule, to create DNA colonies or “clusters.” The clusters are dense collections of DNA molecules on a surface, which should enable fast and simplified preparation of the biological sample for analysis and allow reduced reagent consumption as a result of the highly parallel nature of the analysis. We intend to incorporate the cluster technology assets into our MPSS process, with the goal of streamlining our sequencing service operations and developing commercial sequencing instrumentation for widespread laboratory use. The cluster technology is expected to improve our current bead-based sequencing process by delivering higher density, thus greater information content. This improvement targets a significant reduction in the cost of DNA sequencing and is expected to create multiple market opportunities in basic and applied research. We have entered into a technology sharing agreement with Solexa Limited for the purpose of managing the ownership and development of the asset acquired from Manteia.

SOLEXA, INC.
(formerly Lynx Therapeutics, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We issued and delivered to Manteia 270,029 shares of our common stock for a value representing fifty percent of the purchase price. The shares were valued at $2.55 million and the purchase price was allocated to intellectual property in the amount of $2.45 million and equipment and supplies valued at $100,000. The acquired intellectual property is being amortized over 8 years.
      In October 2004, pursuant to the terms of a loan agreement dated August 12, 2004, Lynx and Solexa Limited entered into a deed to amend the technology sharing agreement. Under the terms of the deed, in the event that the first closing of the proposed combination with Solexa Limited did not take place and the transaction was, therefore, not completed, we had agreed to transfer our right, title and interest in the cluster technology to Solexa Limited in consideration for the grant of a worldwide, perpetual and non-exclusive license of the cluster technology.
      On August 12, 2004, Lynx and Solexa Limited entered into a loan agreement pursuant to which we issued Solexa Limited four promissory notes each bearing interest at 10% per annum in the aggregate principal amount of $2,500,000. Under the loan agreement and as a result of the issuance of the promissory notes, certain royalty rates contained in the technology sharing agreement were reduced and we were obligated to make certain instruments available to Solexa Limited. The loans are due on December 31, 2005.
      On September 28, 2004, we entered into a definitive acquisition agreement with Solexa Limited pursuant to which we made an offer to acquire all of the outstanding share capital of Solexa Limited and an option offer for each outstanding Solexa Limited stock option. In connection with the acquisition agreement, the directors and the executive officers and major shareholders of Solexa Limited who are registered holders of approximately 90% of the outstanding shares of Solexa Limited’s share capital entered into support agreements with Lynx, pursuant to which they agreed to exchange their shares of Solexa Limited capital stock for Lynx common stock in connection with the transaction. In addition, certain directors and executive officers of Lynx entered into support agreements with Solexa Limited, pursuant to which they agreed to approve the transaction and the issuance of shares of Lynx common stock to the Solexa Limited shareholders in connection with the combination. This business combination closed on March 4, 2005 (see Note 17).
      In October 2004, we signed a development agreement with Solexa Limited whereby Solexa Limited will provide us with additional funding to accelerate development of the next generation DNA sequencing instruments. We recognized revenues of $476,000 in 2004 under this agreement.

3.	Collaborators, Customers and Licensees
      The following are summary descriptions of certain key collaborators, customers and licensees:

E.I. DuPont de Nemours and Company
      In October 1998, we entered into a research collaboration agreement with E.I. DuPont de Nemours and Company (“DuPont”) to apply our technologies on an exclusive basis to the study of certain crops and their protection. Under the terms of the agreement, we received payments over a five-year period that ended in the fourth quarter of 2003 for genomics discovery services, the achievement of specific technology milestones and the delivery of genomic maps of specified crops. We received an initial payment of $10.0 million for technology access at the execution of the agreement, and service fees of $12.0 million were received by Lynx over a three-year period, which commenced in January 1999. The agreement was extended with Lynx for a two-year period during which we received additional service fees of $8.0 million through the fourth quarter of 2003. In the fourth quarter of 1999, we achieved a technology milestone under the agreement that resulted in a $5.0 million payment from DuPont.

SOLEXA, INC.
(formerly Lynx Therapeutics, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In late November 2003, Lynx entered into a new five year services agreement with DuPont. Through this agreement, we will continue to provide MPSS services to enhance DuPont’s discovery and development of new agricultural traits and products. We received services fees of $2.5 million in 2004 under this agreement.
      Through December 31, 2004, Lynx received aggregate payments of $37.5 million from DuPont under the 1998 and 2003 agreements.

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
      In 2001, Lynx and BASF agreed to continue their support of Axaron’s growth, including an increase in the capital of Axaron. We made an additional investment of $4.5 million in Axaron, which maintained our ownership interest in Axaron at approximately 42%. Given our ownership share of Axaron and our ability to exercise significant influence over Axaron’s operating and accounting policies, we initially accounted for our investment in Axaron using the equity method in accordance with APB Opinion No. 18. We discontinued applying the equity method as of December 31, 2003, as our investment in Axaron has been reduced to zero.

SOLEXA, INC.
(formerly Lynx Therapeutics, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summarized unaudited financial information of Axaron is as follows:

	As of and for the Year Ended
	December 31,

	2004	2003	2002

	(In thousands)
Condensed Balance Sheet Data:
Current assets	$804	$4,574	$7,459
Noncurrent assets	4,221	5,198	5,727
Current liabilities	4,961	1,247	1,872
Stockholders’ equity	64	8,525	11,314
Condensed Statements of Operations Data:
Net sales	99	4,226	2,539
Operating costs and expenses	8,947	8,987	8,911
Loss from continuing operations	(8,848)	(4,759)	(6,372)
Net loss	(8,818)	(4,644)	(6,131)
      Through December 31, 2004, we received aggregate payments of $9.3 million from Axaron under all related agreements. We recorded revenues of $760,000 in 2004, $760,000 in 2003 and $759,000 in 2002 from Axaron, as the technology license fee from Axaron is being recognized as revenue on a straight-line basis over the noncancelable term of the technology licensing agreement. We may receive additional payments from Axaron over the remaining term of the technology licensing agreement from the sale to Axaron of proprietary reagents and additional MPSS instruments for use in Axaron’s research programs.
      Through December 31, 2003, we subleased certain offices in Germany to Axaron. During 2003 and 2002, we received an immaterial amount of sublease income from Axaron.

Takara Bio Inc. (formerly Takara Shuzo Co., Ltd.)
      In November 2000, we entered into a collaboration and license agreement with Takara Bio Inc. (“Takara”) of Japan. The license, as amended in December 2002 and in July 2003, provided Takara with the exclusive right to use our proprietary Megaclone, Megasort and MPSS technologies in Japan, Korea and China, including Taiwan, to provide genomics discovery services and to manufacture and sell microarrays containing content identified by Lynx’s technologies until the expiration of the relevant Lynx patents. Under the terms of the original license agreement, Takara has a nonexclusive license right to manufacture and sell such microarrays elsewhere throughout the world. In connection with the 2002 amendment to the collaboration, Takara was also granted a royalty-bearing, nonexclusive right to provide genomics discovery services to customers in France and Italy.
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
      In both September and December 2002, in connection with the collaboration agreement, we issued and sold an aggregate of 291,544 shares of our common stock, at a purchase price of $6.86 per share, to Takara in

SOLEXA, INC.
(formerly Lynx Therapeutics, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
private placements pursuant to the terms and conditions of common stock purchase agreements. In October 2001, in connection with the collaboration agreement, we issued and sold 22,894 shares of common stock, at a purchase price of $43.68 per share, to Takara in a private placement pursuant to the terms and conditions of a common stock purchase agreement.
      As part of a 2003 amendment to the collaboration and license agreement with Takara, Takara made a payment of approximately $3.0 million dollars to us in exchange for which Takara was relieved of its obligation to make technology access fee payments to us totaling approximately $2.0 million dollars during 2003 and 2004 and royalties in respect of Takara’s sales, and Takara acquired three additional MPSS instruments for its use in providing genomics discovery services in its licensed territories. In addition, Takara will no longer be required to make future equity investments in us.
      Through December 31, 2004, we received aggregate payments of $14.8 million, net of foreign withholding taxes, from Takara under the collaboration agreement. Our remaining commitment under this agreement is limited to providing a minimum level of reagents to Takara, at agreed prices, in order for Takara to perform MPSS in their licensed territories.

BASF AG
      In October 1996, we entered into an agreement with BASF AG, as amended in October 1998, to provide BASF with nonexclusive access to certain of our genomics discovery services. In connection with certain technology development accomplishments, BASF paid us a technology access fee of $4.5 million in the fourth quarter of 1999. BASF’s access to our genomics discovery services is for a minimum of two years and requires BASF to purchase services at a minimum rate of $4.0 million per year. At the end of the initial two-year service period in the fourth quarter of 2001, BASF exercised its right to carry over for an additional two-year period through the fourth quarter of 2003, a certain level of previously unrequested genomics discovery services. The agreement expired in September 2003.
      Through December 31, 2004, Lynx received aggregate payments of $19.0 million from BASF under the agreement.
      In March 1999, Aventis Pharmaceuticals, formerly Hoechst Marion Roussel, Inc., obtained nonexclusive access to certain of our genomics discovery services for the benefit of its affiliate, Aventis CropScience, which is now Bayer CropScience. We received an initial payment for genomics discovery services to be performed by us for Bayer CropScience. The service period was renewed in March 2000, extended in March 2002 for an additional five-year period, and amended in September 2002. Related to the five-year extension and subsequent amendment, we plan to jointly develop and commercialize a novel assay based on our proprietary bead-based technologies. We will own the assay technology jointly. We will manufacture and sell the services or products based on the assay technology and will pay related royalties to Bayer CropScience. Additionally, we will derive revenues from performing genomics discovery services for Bayer CropScience during the development and commercialization phase of the agreement. We currently collaborate with Bayer CropScience to apply our technology for the purpose of identifying sequences that might be inserted in genetically modified plants. This is an evaluation project for understanding the possible Bayer CropScience product applicability and the commercial viability of this limited application.
      Through December 31, 2004, we have received aggregate payments of $6.0 million from Bayer CropScience under these agreements.

4.	Cash Equivalents and Short-term Investments
      Our available-for-sale securities consisted of money market mutual funds totaling $1,300 at December 31, 2004 and $1,508,000 at December 31, 2003. The estimated fair value of these securities approximated

SOLEXA, INC.
(formerly Lynx Therapeutics, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
their cost at December 31, 2004 and 2003. At December 31, 2004 and 2003, no securities were classified as short-term investments.

5.	Inventory
      Inventory consists of the following:

	December 31,

	2004	2003

	(In thousands)
Raw materials	$347	$860
Services in process	681	44

	$1,028	$904

      Raw materials consist primarily of reagents and other chemicals utilized while performing genomics discovery services.

6.	Intangible Assets
      Intangible assets consist of the following:

	December 31,

	2004	2003

	(In thousands)
Purchased technology	$2,455	$—
Accumulated amortization	(205)	—

Intangible assets, net	$2,250	$—

      Purchased technology consists solely of the proprietary technology assets for DNA colony generation acquired jointly with Solexa Limited from Manteia (see Note 2). Amortization expense related to intangible assets is included in general and administrative expense in the consolidated statement of operations. Amortization expense related to identifiable intangible assets was $205,000 in 2004. Future amortization expense is expected to be approximately $307,000 per year in 2005 through 2011 and $101,000 in 2012.

7.	Notes Payable
      Notes payable consist of the following:

	December 31,

	2004	2003

	(In thousands)
Note payable to bank, net of discount of $248	$2,752	$—
Note payable to Solexa Limited	2,500	—
Equipment lines of credit	—	1,128

	$5,252	$1,128

      On December 28, 2004, we entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) under which SVB advanced a loan to us in the aggregate principal amount of $3,000,000. The loan bears interest at 10% per annum and is due on the earlier to occur of fifteen days after our receipt of gross proceeds in the amount of $10 million for the issuance of equity in a private placement

SOLEXA, INC.
(formerly Lynx Therapeutics, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
transaction or July 31, 2005. Under the Loan Agreement, we granted to SVB a security interest in substantially all of our assets, including but not limited to all of our goods, equipment, inventory, contract rights, licenses and intellectual property rights. The Loan Agreement includes negative covenants that, among other things, restrict us from paying dividends, acquiring all or substantially all of the capital stock of another person, or having a material change in our ownership or management, without the prior written consent of SVB, which consent shall not be unreasonably withheld. Under the Loan Agreement, the merger transaction with Solexa Limited (see Note 17) required, and received, the prior written consent of SVB.
      In connection with the Loan Agreement, we issued to SVB a warrant to purchase 47,770 shares of our common stock at an exercise price of $6.28 per share. The warrant is exercisable until December 27, 2007. We recorded the fair value of the warrant of $253,000 as a discount on the loan. The discount will be amortized as additional interest expense over the term of the loan.
      On August 12, 2004, we entered into a loan agreement with Solexa Limited under which we issued Solexa Limited four promissory notes each bearing interest at 10% per annum in the aggregate principal amount of $2,500,000. The loans are due on December 31, 2005. See Note 2.
      In October 2002, we entered into a loan and security agreement with a financial institution, Comerica Bank-California, for an equipment line of credit of up to $2.0 million with a draw-down period of one year. Under the initial advance, we drew down $1.6 million in November 2002. The terms of the agreement required that we maintain a minimum cash balance of restricted cash and cash equivalents in an account at Comerica Bank-California of at least 110% of the principal balance under loans outstanding under this agreement until Comerica Bank-California received payment in full of all outstanding obligations. The loan was paid in full in October 2004.
      In 1998, we entered into a financing agreement with a financial institution, TransAmerica Business Credit Corporation (“TransAmerica”), under which we drew down $4.8 million during 1999 for the purchase of equipment and certain other capital expenditures. The loan was paid in full in October 2004.

8.	Notes Receivable from Officers
      In 1999, we entered into loan agreements with certain officers of Lynx. The aggregate loans totaled $360,000, were secured by second mortgages on real property, had interest accruable at rates of 4.83% to 6.02% per annum and were subject to early repayment under specified circumstances. In August 1998, we entered into two loan agreements with an officer of Lynx. Each loan was in the amount of $100,000, secured by a second mortgage on real property, with interest accruable at the rate of 5.57% per annum, and subject to early repayment under specified circumstances. In April 1997, we entered into a full-recourse loan agreement with an officer of Lynx. A note receivable of $250,000 was issued under a stock purchase agreement for the purchase of 50,000 shares of common stock whereby all the shares issued under the agreement were pledged as collateral. All loans were paid in full or forgiven in accordance with their contractual terms in 2002.

SOLEXA, INC.
(formerly Lynx Therapeutics, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Stockholders’ Equity
     Common Stock
      At December 31, 2004, we had reserved shares of common stock for issuance upon the exercise of outstanding employee and non-employee stock options, upon the issuance of shares to be purchased pursuant to the employee stock purchase plan and upon the exercise of outstanding warrants as noted below:

Shares

Stock option grants outstanding	366,862
Shares available for future option grants	—
Shares available for future issuance under employee stock purchase plan	37,618
Warrants	820,242

1,224,722

      In December 2004, in connection with the loan from SVB (see Note 7), we issued to SVB a warrant to purchase 47,770 shares of our common stock at an exercise price of $6.28 per share. The warrant expires December 27, 2007. The fair value of the warrant of $253,000 was determined using a Black-Scholes model and the following assumptions: volatility of 108%, risk-free interest rate of 3.21, a three year life and dividend yield of zero.
      In March 2004, we completed a $4.0 million private placement of common stock and warrants to purchase common stock pursuant to a common stock purchase agreement between Lynx and certain investors. The financing resulted in proceeds of $3.8 million, net of commissions and expenses, and included the sale of 394,117 newly-issued shares of common stock at $10.20 per share and the issuance of warrants to purchase 90,646 shares of common stock at an exercise price of $12.42 per share. The warrants expire January 28, 2005.
      In December 2003, we completed a $4.0 million private financing of common stock and warrants to purchase common stock pursuant to a common stock purchase agreement between Lynx and certain investors. The financing resulted in proceeds of $3.8 million, net of commissions and expenses, and included the sale of 400,000 newly-issued shares of common stock at $10.00 per share and the issuance of warrants to purchase up to 75,000 shares of common stock at an exercise price of $12.42 per share and 25,000 shares at $12.16 per share. The warrants expire January 28, 2005.
      In September 2003, we completed a $3.0 million private financing of common stock and warrants to purchase common stock pursuant to a common stock purchase agreement between Lynx and certain investors. The financing resulted in proceeds of $2.9 million, net of commissions and expenses, and included the sale of 371,999 newly-issued shares of common stock at $8.06 per share and the issuance of warrants to purchase 93,000 shares of common stock at an exercise price of $19.82 per share. The warrants expire September 24, 2008.
      In September and December 2002, in connection with a collaboration agreement with Takara, Lynx issued and sold an aggregate of 291,544 shares of common stock, at a purchase price of $6.86 per share, to Takara in private placements pursuant to the terms and conditions of common stock purchase agreements.
      In April 2002, we completed a $22.6 million private placement of common stock and warrants to purchase common stock. The financing resulted in proceed of $20.9 million, net of commissions and expenses, and included the sale of 1,042,840 newly issued shares of common stock at $21.70 per share and the issuance of warrants to purchase 417,129 shares of common stock at an exercise price of $27.16 per share. In connection with the financing, we issued a warrant to purchase up to an aggregate of 20,857 shares of our

SOLEXA, INC.
(formerly Lynx Therapeutics, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
common stock at an exercise price of $21.70 per share to Friedman, Billings, Ramsey & Co., Inc. (“FBR”), as partial consideration for services rendered by FBR as sole manager for the private equity financing. The warrants expire April 29, 2007.
      In May 2001, we completed an $11.1 million private financing of common stock and warrants to purchase common stock pursuant to a common stock purchase agreement between Lynx and certain investors. The financing resulted in proceeds of $10.5 million, net of commissions and expenses, and included the sale of 124,801 newly-issued shares of common stock at $89.18 per share and the issuance of warrants to purchase up to 50,540 shares of common stock at an exercise price of $79.52 per share. The warrants expire May 24, 2006.
      In February 2004, in connection with the closure of our German subsidiary, we converted the status of one of our employees to that of consultant. The stock options held by the consultant will continue to vest as long as he continues to provide consulting services to us. We measured the fair value of the unvested options at the date of his change in status and will remeasure the fair value of the unvested options at each balance sheet date. The fair value of the unvested options will be amortized to expense over the remaining vesting period. We recognized $4,000 of compensation expense related to these options in 2004.
     1992 Stock Option Plan
      In July 1992, the Board adopted, and the stockholders subsequently approved, our 1992 Stock Option Plan (the “1992 Plan”). The stockholders have approved amendments to the 1992 Plan at various dates to extend its term until March 2006 and to increase the number of shares authorized for issuance under the 1992 Plan to 1,535,526 shares. See Note 17.
      Under the 1992 Plan, the exercise price of incentive stock options may not be less than 100% of the fair market value of Lynx’s common stock at the date of grant. The exercise price of nonqualified options may not be less than 85% of the fair market value of Lynx’s common stock at the date of grant. Options generally vest over a five-year period from the date of grant and have a term of ten years. In the case of incentive stock options granted to a person who owns more than 10% of the total combined voting power of all classes of stock of Lynx, the exercise price may not be less than 110% of the fair market value of Lynx’s common stock at the date of grant and the term cannot exceed five years. As of December 31, 2004, all options granted under the 1992 Plan were nonqualified options.
      Stock option activity under the 1992 Plan was as follows:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Balance, beginning of year	262,010	$78.76	180,237	$145.03	190,078	$181.44
Options granted	211,500	7.09	121,375	4.35	64,532	18.58
Options exercised	—	—	(500)	4.18	(506)	5.00
Options canceled	(106,648)	67.57	(39,102)	154.20	(73,867)	129.20

Balance, end of year	366,862	40.69	262,010	78.76	180,237	145.03

Shares exercisable	134,597	$91.82	113,766	$136.56	90,068	$165.22

SOLEXA, INC.
(formerly Lynx Therapeutics, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes additional information about options outstanding at December 31, 2004.

	Options Outstanding			Options Exercisable

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number of	Life	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	(in Years)	Price	Shares	Price

$ 4.18 — $ 8.26	262,277	9.24	$6.23	49,048	$5.45
$ 10.78 — $ 21.56	44,962	5.82	18.90	30,724	19.35
$ 43.40 — $ 150.50	27,945	4.56	112.00	24,860	111.98
$ 153.16 — $ 274.82	24,163	4.75	191.55	23,281	191.14
$ 315.00 — $ 490.00	3,805	5.72	407.63	3,260	409.94
$ 553.00 — $ 682.50	1,925	5.52	631.87	1,699	631.89
$1,074.50 — $1,074.50	1,785	5.15	1,074.50	1,725	1,074.50

$ 4.18 — $1,074.50	366,862	8.09	$40.69	134,597	$91.82

1998 Employee Stock Purchase Plan
      In May 1998, the stockholders approved the adoption of the 1998 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan authorized the issuance of 51,684 shares of common stock pursuant to purchase rights granted to our employees and is intended to be an “employee stock purchase plan” as defined in Section 423 of the Internal Revenue Code. As of December 31, 2004, a total of 14,066 shares of common stock had been issued to employees at an aggregate purchase price of $905,207 and a weighted-average purchase price of $64.35 per share pursuant to offerings under the Purchase Plan, and 37,618 shares remained available for future issuance. In early 2003, pursuant to our transfer from the Nasdaq National Market to the Nasdaq SmallCap Market, we suspended our Purchase Plan.

Pro Forma Information
      Pro forma information regarding net loss and net loss per share is required by SFAS No. 123 and has been determined as if we had accounted for our stock options and Purchase Plan purchase rights granted subsequent to December 31, 1994 using the fair value method of SFAS No. 123. The weighted-average fair value per share of options granted was $5.52 in 2004, $3.05 in 2003 and $13.98 in 2002. The weighted-average fair value of the Purchase Plan purchase rights granted was $18.16 in 2002. There were no purchase rights granted in 2004 or 2003. The fair value for the options and purchase rights was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

				Purchase
	Stock Options			Rights

	2004	2003	2002	2002

Volatility	105%	88%	106%	101%
Expected life	5 years	5 years	5 years	0.5 years
Risk free interest rate	3.70%	2.84%	2.98%	2.97%
Dividend yield	—	—	—	—
      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our stock

SOLEXA, INC.
(formerly Lynx Therapeutics, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock options.

Preferred Stock
      Under our certificate of incorporation, the Board has the authority, without further action by the holders of Lynx’s common stock, to issue 2,000,000 additional shares of preferred stock from time to time in series and with preferences and rights as it may designate. These preferences and rights may be superior to those of the holders of our common stock. For example, the holders of preferred stock may be given a preference in payment upon Lynx’s liquidation or for the payment or accumulation of dividends before any distributions are made to the holders of common stock.
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

10.	Restructuring Charges
      In March 2004, we implemented a reduction of approximately 15% of our workforce, or 14 people. We recorded a restructuring charge related to the workforce reduction of $118,000 in the second quarter of 2004 primarily for severance compensation amounts paid to former Lynx employees. All amounts had been paid in 2004.
      In January 2003, we implemented a reduction of approximately 25% of our workforce, or 32 people. We recorded a restructuring charge related to the workforce reduction of $292,000 in the first quarter of 2003 primarily for severance compensation amounts paid to former Lynx employees. All amounts had been paid in 2003.
      In April 2002, we implemented a reduction of approximately 30% of our domestic workforce, or 45 people. We recorded restructuring charge related to the workforce reduction of $530,000 in the second quarter of 2002 primarily for severance compensation amounts paid to former Lynx employees. All amounts had been paid as of December 31, 2002.

11.	401(k) Plan
      In October 1992, we adopted a 401(k) Plan covering all of our employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to 25% (subject to an annual limit prescribed by the Internal Revenue Code) and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional contributions to the 401(k) Plan by us on behalf of all participants in the 401(k) Plan. We contributed $52,800 in 2004, $64,400 in 2003 and $98,900 in 2002.

12.	Income Taxes
      The income tax provision of $1,000 in 2004 consisted of minimum state taxes. The income tax provision of $202,000 in 2003 consisted primarily of foreign withholding tax on payments received from our licensee, Takara. The income tax benefit of $98,000 in 2002 related primarily to a refund received for federal alternative minimum taxes paid in prior periods, offset by foreign withholding tax due on payments received from Takara.

SOLEXA, INC.
(formerly Lynx Therapeutics, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Worldwide loss before provision for income taxes consists of the following:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
U.S.	$(15,427)	$(6,394)	$(14,426)
Non U.S.	(120)	(2,164)	(1,203)

	$(15,547)	$(8,558)	$(15,629)

      The income tax provision (benefit) consists of the following:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Current:
Federal	$—	$—	$—
State	1	1	(38)
Alternative minimum taxes	—	—	(270)
Foreign	—	201	210

Total current	1	202	(98)

Deferred:
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

Income tax provision (benefit)	$1	$202	$(98)

      The reconciliation of income tax expense (benefit) attributed to continuing operations computed at the U.S. federal statutory rates to income tax expense (benefit) is as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Income tax provision (benefit) at U.S. statutory rate	$(5,245)	$(2,910)	$(5,314)
Alternative minimum and state taxes	1	1	(308)
Foreign taxes	—	201	210
Loss for which no tax benefit is currently recognizable	5,242	2,910	5,314
Other	3	—	—

	$1	$202	$(98)

SOLEXA, INC.
(formerly Lynx Therapeutics, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	December 31,

	2004	2003

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$36,067	$29,714
Research and development tax credit carryforwards	6,009	5,559
Capitalized research and development expenditures	3,089	3,701
Deferred revenue	2,051	1,989
Reserves and accruals	472	497
Valuation allowance	(47,688)	(41,460)

Net deferred tax assets	$—	$—

      Realization of deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as of December 31, 2004 and 2003 has been established to reflect these uncertainties. The change in the valuation allowance was a net increase of $6.2 million in 2004, a net increase of $6.4 million in 2003 and a net decrease of $1.5 million in 2002. Deferred tax assets related to carryforwards at December 31, 2004 include approximately $3.9 million associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to stockholders’ equity.
      As of December 31, 2004, we had federal net operating loss carryforwards of approximately $100.6 million, which will expire at various dates from 2010 through 2024, if not utilized. We had state net operating loss carryforwards of approximately $30.8 million, which will expire in the years 2012 through 2014.
      As of December 31, 2004, we also had research and development and other tax credit carryforwards of $3.7 million for federal purposes and $3.5 million for state purposes. The federal research and development credits will expire at various dates from 2007 through 2024, if not utilized. The state research and development credits do not expire.
      Utilization of our net operating loss and credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and credits before utilization.

13.	Commitments
      In February 1998, we entered into a noncancelable operating lease for facilities space of approximately 111,000 square-feet in two buildings in Hayward, California. In July 2000, we leased approximately 37,000 square feet of additional space in one of the buildings for further expansion purposes. Our corporate headquarters, principal research and development facilities and production facilities are located in one of the two buildings. The remaining space will be developed and occupied in phases, depending on our growth. The leases expire on December 14, 2008. Under the terms of the leases, the monthly rental payments were fixed for the first 24 months. Thereafter, the monthly rental payments increase and are subject to annual Consumer Price Index-based adjustments, with minimum and maximum limits. We are recognizing rent expense on a straight-line basis over the lease period. We have the option to extend the lease for an additional five-year period, subject to certain conditions, with payments to be determined at the time of the exercise of the option.

SOLEXA, INC.
(formerly Lynx Therapeutics, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We have also leased equipment under various operating lease agreements subject to minimum annual lease payments.
      Minimum annual rental commitments and sublease income under non-cancelable operating leases are as follows:

Minimum Lease
Year Ending December 31,	Payments

(In thousands)
2005	$2,876
2006	2,945
2007	3,014
2008	2,969

$11,804

      Rent expense for facilities and equipment under operating leases was $2,777,000 in 2004, $3,034,000 in 2003 and $2,752,000 in 2002. Rental income for the facilities under sublease was zero in 2004, $760,000 in 2003 and $1,266,000 in 2002.
      In connection with the proposed transaction with Solexa Limited (see Notes 2 and 17), we engaged the services of a financial advisor. Upon the closing of the transaction, we will be obligated to pay the financial advisor a fee based on the consideration paid by Lynx. Based on our stock price at December 31, 2004, we will be obligated to pay approximately $1.6 million to the financial advisor upon the closing of the transaction.
      We have entered into various license agreements with companies and academic institutions. Such agreements generally require us to pay annual or semiannual license fees and are generally cancelable upon 30 to 90 days’ notice. The expenses associated with licenses were approximately zero in 2004, $139,000 in 2003 and $60,000 in 2002.

14.	Transactions with Related Parties
      We paid approximately $807,000 in 2004 and approximately $322,000 in 2003 for legal services and expenses to Cooley Godward LLP, Lynx’s counsel, of which a director of Lynx is a partner. We had an outstanding liability to Cooley Godward LLP of approximately $138,000 at December 31, 2004 and approximately $55,000 at December 31, 2003.
      We paid approximately $6,400 in 2004 and approximately $222,000 in 2003 for business development consulting services and expenses to L.E.K. Consulting LLC, of which a director of Lynx is President of its North American practice. We had an outstanding liability to L.E.K Consulting LLC of zero at December 31, 2004 and $1,200 at December 31, 2003
      We received approximately $60,000 in 2004 and $248,000 in 2003 for genomics discovery services from the Institute for Systems Biology, of which a director of Lynx is President and Director. We had an outstanding receivable from the Institute for Systems Biology of $30,000 at December 31, 2004 and zero at December 31, 2003.
      In June 2001, Dr. Sydney Brenner, a former director of Lynx, entered into a consulting agreement with us. Pursuant to the agreement, Dr. Brenner performs consulting services of at least eight to 16 hours per month in consideration of his standard consulting fee. In 2004 and 2003, Dr. Brenner received no consulting fees under this agreement.

SOLEXA, INC.
(formerly Lynx Therapeutics, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Sale of Technology Assets
      In March 2002, we sold our intellectual property rights under the N3’-P5’ phosphoramidate patent estate to Geron Corporation (“Geron”) in exchange for $1.0 million in cash and 210,000 shares of Geron common stock. The agreement with Geron involves the sale of a family of patents covering process and compositional matter claims related to oligonucleotides containing phosphoramidate backbone linkages. We recognized proceeds of approximately $2.6 million from the sale of this technology to Geron, reflected in the statement of operations as collaborative research and other revenue. We sold all of the Geron stock in April 2002, realizing a loss upon sale of approximately $64,000.

16.	Closure of German Operations
      In 2003, we decided to cease operations at our subsidiary, Lynx Therapeutics GmbH, located in Heidelberg, Germany since we determined that this operation was no longer critical to our core strategic focus. In January 2003, we implemented a workforce reduction of approximately 92% or 23 people based at Lynx Therapeutics, GmbH, and in December 2003, the German facility was closed. We incurred a loss of $689,000 due to the closure consisting entirely of losses on the disposal of fixed assets. The net book value of the assets sold was $0.9 million. This was recorded in other income (expense), net in the statement of operations. Upon termination, we were obligated to pay for certain costs related to the facility. These costs were accrued in December 2003. In 2004, we paid $51,000 and we will pay an additional $39,000 in 2005.

17.	Subsequent Events

Stock Option Transactions
      On March 1, 2005, our stockholders approved a 1,000,000 share increase in the shares reserved for issuance under our 1992 Stock Option Plan.
      On March 1, 2005, the Board approved the amendment of certain outstanding stock options. All outstanding stock options, except those held by officers or directors of Lynx, that had an exercise price of $14.00 or greater were amended to reduce the exercise price to $9.62 per share. All other terms of the options remained unchanged. Options to purchase an aggregate of 62,331 shares of Lynx common stock were amended.

Reverse Stock Split
      In March 2005, we received stockholder approval for and effected a reverse stock split of our common stock in the ratio of 1-for-2. As a result of this reverse stock split, each outstanding share of common stock automatically converted into one-half of a share of common stock, with the par value of each share of common stock remaining at one cent ($0.01) per share. Common stock and per share amounts have been adjusted to reflect the effect of the reverse stock split for all periods presented.

Business Combination with Solexa Limited
      On March 4, 2005, we closed the business combination with Solexa Limited. Solexa Limited has become a wholly-owned subsidiary of Lynx as a result of the transaction. However, because Solexa Limited’s shareholders own approximately 80% of the shares of our common stock after the transaction, Solexa Limited’s designees to the combined company’s board of directors represent a majority of the combined company’s directors and Solexa Limited’s senior management represent a majority of the senior management of the combined company, Solexa Limited is deemed to be the acquiring company for accounting purposes. Accordingly, the assets and liabilities of Lynx will be recorded, as of the date of the business combination, at their respective fair values and added to those of Solexa Limited. Reported results of operations of the

SOLEXA, INC.
(formerly Lynx Therapeutics, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
combined company issued for periods subsequent to the combination will reflect those of Solexa Limited, to which the operations of Lynx will be added from the date of the consummation of the business combination. The operating results of the combined company will reflect purchase accounting adjustments, including increased amortization and depreciation expense for acquired assets. Additionally, historical financial condition and results of operations shown for comparative purposes in periodic filings subsequent to the completion of the business combination will reflect those of Solexa Limited.
      We issued approximately 13.8 million shares of our common stock in exchange for all of the outstanding share capital of Solexa Limited. We also issued options to purchase approximately 917,000 shares of our common stock in exchange for all of Solexa Limited’s outstanding share options.
      Based on the average of the closing prices for a range of trading days (September 24, 2004 through September 30, 2004, inclusive) around and including the announcement date of the proposed transaction, the fair value of the outstanding Lynx shares is $4.22 per share or approximately $15.9 million. The total preliminary estimated purchase price of $20.3 million includes the estimated fair value of the outstanding Lynx common stock of approximately $15.9 million, the estimated fair value of Lynx outstanding stock options of approximately $0.7 million, the estimated fair value of a loan from Solexa Limited to Lynx of $2.5 million and estimated direct transaction costs of approximately $1.2 million. The estimated purchase price is preliminary pending finalization of certain estimates and analyses. Management expects that the estimates and analyses will be completed within the current fiscal year.
      In connection with this transaction, we changed our name to Solexa, Inc. and our symbol on the Nasdaq SmallCap Market to SLXA.

18.	Quarterly Results (Unaudited)

	Quarter Ended

	March 31	June 30	Sept. 30	Dec. 31

	(In thousands)
2004:
Revenues	$1,341	$1,743	$1,551	$2,458
Loss from operations	(4,161)	(3,694)	(4,297)	(3,369)
Net loss	(4,221)	(3,612)	(4,268)	(3,447)
Basic and diluted net loss per share	$(1.32)	$(0.97)	$(1.13)	$(0.92)
2003:
Revenues	$3,264	$4,585	$8,272	$1,980
Income (loss) from operations	(3,102)	(1,881)	2,441	(2,962)
Net income (loss)	(3,972)	(2,857)	1,813	(3,744)
Basic net income (loss) per share	$(1.71)	$(1.23)	$0.77	$(1.60)
Diluted net income (loss) per share	$(1.71)	$(1.23)	$0.75	$(1.60)
      Net income (loss) per share amounts have been restated to reflect the effects of a 1-for-2 reverse split of our common stock effected in March 2005. Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters may not be equal to the full year net loss per share amounts.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
      Based on their evaluation as of December 31, 2004, our chief executive officer and acting chief financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were ineffective in providing reasonable assurance that the information required to be disclosed by us in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-K.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, management has a material weakness in our ability to maintain effective controls over the application of generally accepted accounting principles (“GAAP”) related to the financial reporting process. We currently have limited financial personnel and they do not have sufficient depth, skills and experience to ensure that all transactions are accounted for in accordance with GAAP. Additionally, we have insufficient formalized procedures to assure that transactions receive adequate review by accounting personnel with sufficient technical accounting expertise.
      The ineffective control over the application of GAAP related to the financial reporting process could result in a material misstatement to our annual or interim financial statements that may not be prevented or detected. This control deficiency resulted in numerous adjustments being required to bring our financial statements into compliance with GAAP. The impact of these adjustments did not cause the restatement of any of our previously issued financial statements.
Steps to Address Material Weakness
      We have hired a vice president and, effective with the filing of this Form  10-K, she will also take on the role of chief financial officer. We are actively recruiting a controller, with sufficient experience and technical accounting expertise in financial controls and reporting, to improve the overall quality and level of experience of our financial organization. Additionally, we are in the process of reviewing our control procedures surrounding monthly account reconciliations, support for manual journal vouchers and the review of the monthly close to determine any additional steps necessary to remediate the material weakness.
Changes in Internal Controls over Financial Reporting
      There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the state of our internal control over financial reporting.
Limitations on the Effectiveness of Controls
      Our management, including our chief executive officer and acting chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9b.	Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Our executive officers and directors, and their ages as of March 10, 2005, are as follows:

Name	Age	Position

John West	48	Chief Executive Officer, Director
Peter Lundberg	44	Vice President and Chief Technical Officer
Kathy A. San Roman	51	Vice President, Human Resources & Administration and Acting Chief Financial Officer
Mary L. Schramke, Ph.D., MBA	50	Vice President and General Manager, Genomic Services
Tony Smith, Ph.D.	49	Vice President and Chief Scientific Officer
Thomas J. Vasicek, Ph.D.	46	Vice President, Business Development
Craig C. Taylor(1)(2)(3)	54	Chairman of the Board
Steve Allen	46	Director and Principal Scientific Advisor
Mark Carthy	44	Director
Tom Daniel(1)(2)(3)	40	Director
Hermann Hauser(2)	55	Director
Genghis Lloyd-Harris(1)(2)(3)	47	Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating Committee
      John West joined the company in March 2005 as Chief Executive Officer and Director upon the completion of the business combination with Solexa Limited. From August 2004 to March 2005, Mr. West served as Chief Executive Officer and director of Solexa Limited. From January 2001 to July 2004, Mr. West was Vice President at Applied Biosystems, Inc. where he was responsible for the company’s instrument and reagent products for DNA sequencing, gene expression, genotyping, PCR and DNA synthesis. From January 1999 to January 2001, Mr. West was the Marketing Director for Microfluidics at Coventor, Inc. (fka Microcosm Technologies, Inc.). From 1996 to June 1998, Mr. West was the President of Princeton Instruments, Inc. and from June 1990 to 1996 he was a General Manager at Princeton Instruments, Inc. Prior to Princeton Instruments, Inc., Mr. West was the President and founder of BioAutomation, Inc. Mr. West received BS and MS degrees in engineering from MIT and an MBA in Finance from the Wharton School at the University of Pennsylvania.
      Peter Lundberg joined the company in March 2005 as Vice President and Chief Technical Officer. Prior to joining the company, from 1997 to March 2005, Mr. Lundberg held several positions at Applera

Corporation in the Applied Biosystems Group, most recently as the Vice President, DNA platforms R&D where he was responsible for the development of instrument systems spanning DNA sequencing, gene expression and genotyping. Mr. Lundberg received his BS and MS degrees in Engineering Physics at Chalmers Technical University in Sweden. He holds an MBA, with a concentration in Finance, from the University of Connecticut.
      Kathy A. San Roman joined the company in August 1992 as Director of Administration and was appointed Vice President, Human Resources and Administration in January 1999 and Acting Chief Financial Officer in March 2004. Prior to joining Lynx, from June 1982 through July 1989, Ms. San Roman held numerous positions at Applied Biosystems, Inc., including most recently as Corporate Secretary. From February 1991 to July 1992, Ms. San Roman was Associate Director, Investor Relations at Informix Corporation, a software development company.
      Mary L. Schramke, Ph.D., MBA was appointed Vice President and General Manager of Genomic Services in March 2005. From December 2004 to March 2005, Dr. Schramke was Acting Chief Executive Officer of the company. Dr. Schramke joined the company in February 2003 as Senior Director of Business Development and in April 2004 was appointed Vice President of Product Development. From 1999 to 2002, Dr. Schramke held increasing levels of responsibility at Hyseq Pharmaceuticals, Inc., a biopharmaceuticals company, most recently as Vice President of Business Development. From 1998 to 1999, Dr. Schramke served as a Director of Business Development for Cellomics, Inc., a provider of screening tools and informatics products for drug discovery. From 1996 to 1998, Dr. Schramke was a Senior Product Manager at CLONTECH Laboratories, Inc., a provider of biological products to the life sciences, and from 1991 to 1996 she held several marketing positions of increasing responsibility at Bio-Rad Laboratories, Inc., a clinical diagnostics company. Dr. Schramke holds a Ph.D. in microbiology from Louisiana State University, Baton Rouge and completed her post-doctoral training in genetics at the University of Missouri-Columbia. Dr. Schramke also holds an MBA from John F. Kennedy University.
      Tony Smith, Ph.D. joined Solexa in March 2005 as Vice President and Chief Scientific Officer. Prior to joining the company, Dr. Smith was Chief Technology Officer at Solexa Limited from January 2002 to March 2005. Prior to Solexa Limited, Dr. Smith was Vice President R&D, at Amersham Biosciences, United Kingdom (previously Amersham Pharmacia Biotech) from 1999 to 2002. Previously, he was an executive director of Gemini Genomics, responsible for business and technology development. Before that, he held a series of R&D management positions with Amersham. Dr. Smith obtained both his BSc in Biochemistry and Chemistry and his PhD in Biochemistry from Nottingham University.
      Thomas J. Vasicek, Ph.D., joined the company June 2002 as Vice President, Business Development. Prior to joining the company, Dr. Vasicek served as Chief Scientific Officer at LabSeek Scientific Collaborative, a biotech company, from May 2000 to October 2001. He also served as the Director, Commercial Technology for the Corning Advanced Life Sciences Products Division of Corning, Inc. a manufacturing company, from January 1999 to May 2000, and was a Sr. Scientist at Millennium Pharmaceuticals, a pharmaceutical company, from June 1996 to January 1999. Dr. Vasicek received a B.S. in chemistry from the Massachusetts Institute of Technology and a Ph.D. in Genetics from Harvard University.
      Craig C. Taylor was elected Chairman of the Board in December 2000, has served as a director of the company since March 1994 and served as Acting Chief Financial Officer from July 1994 to April 1997. He has been active in venture capital since 1977, when he joined Asset Management Company, a venture capital firm. He is a general partner of AMC Partners 89 L.P., which serves as the general partner of Asset Management Associates 1989 L.P., a private venture capital partnership. He currently serves as a director of Pharmacyclics, Inc., a biotechnology company, and several private companies.
      Steve Allen became a director of Solexa on March 4, 2005 upon the completion of the business combination with Solexa Limited. Dr. Allen has been director of Solexa Limited since January 2004. Dr. Allen, an independent consultant, was previously with Mettler-Toledo Intl. Inc. from 2000 to 2004, as Head of Automated Chemistry, in which role he has been responsible for the acquisition and integration of a series of companies focused on drug discovery tools. From 1999 to 2000, Dr. Allen was Vice President of European Operations for Perkin-Elmer Instruments and from 1983 to 1999, Dr. Allen held a series of senior management positions in the United Kingdom and United States for PE Corporation (now Applera Corp), including General Manager of a spectroscopy business and Vice President of Product Development, Dr. Allen received his BSc and PhD in Chemistry from Nottingham University.
      Mark Carthy became a director of Solexa on March 4, 2005 upon the completion of the business combination with Solexa Limited. Mr. Carthy has been a director of Solexa Limited since September 2001. Since October 2000, Mr. Carthy has been a partner at Oxford Bioscience Partners, a venture capital investment firm. From 1998 to 2000, Mr. Carthy was an advisor to Kummell Investments Limited, an investment firm affiliated with Morningside Group. Prior to Morningside, Mr. Carthy was Chief Business Officer of Cubist Pharmaceuticals, Inc., where he was responsible for finance, business development and business operations and Senior Director of Business Development at Vertex Pharmaceuticals Incorporated. Mr. Carthy received his BE in chemical engineering from University College Dublin, Ireland, an MS in chemical engineering from University of Missouri and an MBA from Harvard Business School. Mr. Carthy currently serves as a director of a number of biotechnology companies including Astex Technology, ImpactRx, Scion Pharmaceuticals, and Cyberkinetics Neurotechnology Systems, Inc.
      Tom Daniel became a director of Solexa on March 4, 2005 upon the completion of the business combination with Solexa Limited. Mr. Daniel has been a director of Solexa Limited since September 2001. Mr. Daniel is a founder and partner of Life Science Capital LLP, an investment management business focused exclusively on investment and trading opportunities in the public markets for life science businesses. From September 1998 to February 2005 Mr. Daniel was with Schroder Ventures Life Sciences (SVLS) and its successor business SV Life Sciences. At SVLS he progressed to General Partner, served on the boards of Oxagen, PowderMed, Solexa and Third Wave Technologies (NASDAQ: TWTI) and was responsible for a total of fourteen investments in public and private companies in the US and Europe. Prior to SVLS he was with Domain Associates and Charles River Ventures, two US-based venture capital investment groups, where he focused on life science investments. He graduated from Harvard Business School with an MBA (with Honors), was a member of a genetics research team at UNC, Chapel Hill from 1983-4, and has a degree in Biological Sciences from Oxford University.
      Hermann Hauser, Ph.D., became a director of Solexa on March 4, 2005 upon the completion of the business combination with Solexa Limited. Dr. Hauser has been a director of Solexa Limited since July 2004. Dr. Hauser has founded, co-founded and backed over 20 information technology companies, including Acorn Computer Group and Virata (now GlobespanVirata). While working at Olivetti as Vice President, Research, he established Olivetti’s global network of research laboratories. In 1997, he co-founded Amadeus Capital Partners Ltd., a venture capital company specializing in high-technology investments. He has served as a Director of Amadeus since that time. Dr. Hauser received an MA in Physics from Vienna University and a Ph.D. in Physics from the University of Cambridge. He is a Fellow of the Institute of Physics and of the Royal Academy of Engineering, an honorary Fellow of King’s College, Cambridge and in 2001 was awarded an honorary CBE for “innovative service to the UK enterprise sector.”
      Genghis Lloyd-Harris, M.D., Ph.D., MBA became a director of Solexa on March 4, 2005 upon the completion of the business combination with Solexa Limited. Dr. Lloyd-Harris has been a director of Solexa Limited since June 2004. Since April 2004, Dr. Lloyd-Harris has been at Abingworth Management, a venture capital firm in the U.K. From 1996 to 2004, Dr. Lloyd-Harris was a biotechnology equity research analyst at Credit Suisse First Boston in the European Equity Research Group, based in London. From 1989 to 1996, Dr. Lloyd-Harris worked for Credit Suisse First Boston’s Health Care Group in the Investment Banking Division in New York and London. From 1981 to 1987, Dr Lloyd-Harris was a pediatrician in Melbourne, Australia. Dr. Lloyd-Harris received a Medical Degree from the University of Liverpool in the U.K., a Ph.D. in Clinical Pharmacology from the University of Melbourne, Australia, and an MBA from Harvard Business School.
Audit Committee
      The Audit Committee of the Board of Directors oversees our corporate accounting and financial reporting process. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the independent registered public accounting firm; determines and approves the engagement of the independent registered public accounting firm; determines whether to retain or terminate the existing independent registered public accounting firm or to appoint and engage a new independent registered public accounting firm; reviews and approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent registered public accounting firm on Lynx’s audit engagement team as required by law; confers with management and the independent registered public accounting firm regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by Lynx regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; reviews the financial statements to be included in our Annual Report on Form 10-K; and discusses with management and the independent registered public accounting firm the results of the annual audit and the results of our quarterly financial statements. Three directors currently comprise the Audit Committee: Mssrs. Taylor, Daniel and Lloyd-Harris. From January 21, 2003 until March 4, 2005, the Audit Committee was comprised of Messrs. Taylor and Kozin and Dr. U’Prichard. The Board of Directors annually reviews the Nasdaq listing standards definition of independence for Audit Committee members and has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards).
Audit Committee Financial Expert
      We currently do not have an audit committee financial expert as defined in Item 401(h) of Regulation S-K. The Board of Directors believes that the interests of our stockholders can be adequately served for the time being by the current members but intends to add such an expert to the Board of Directors once a suitable candidate can be identified and recruited.
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
      To our knowledge, based solely on a review of the copies of such reports furnished to us, during the calendar year ended December 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.
Code of Conduct
      We have adopted the Lynx Therapeutics, Inc. Code of Conduct that applies to all officers, directors and employees. The Code of Conduct is available on our website at www.lynxgen.com. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.
Stockholder Communications With the Board of Directors
      In October 2004, we adopted a formal process for stockholder communications with our Board of Directors. The process for such communication is available on our website at www.lynxgen.com. Every effort will be made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner.

Item 11.	Executive Compensation
      The following table sets forth certain compensation paid by Lynx during the calendar years ended December 31, 2004, 2003 and 2002, to (i) all persons who served as our Chief Executive Officer and (ii) the other three most highly compensated executive officers whose compensation exceeded $100,000:
Summary Compensation Table

						Long-Term Compensation Awards
		Annual Compensation
						Restricted	Securities
				Other Annual		Stock	Underlying	All Other
		Salary	Bonus	Compensation		Awards	Options	Compensation
Name and Principle Position	Year	($)	($)	($)		($)	(#)	($)

Kevin P. Corcoran	2004	$255,491	$—	$750	(1)	$—	23,100	$
Former President and	2003	245,713	—	750	(1)	—	20,000	—
Chief Executive Officer	2002	220,544	—	750	(1)	—	2,500	—
Mary J. Schramke, Ph.D. MBA	2004	183,722	—	6,637	(1)(2)	—	11,500	—
Vice President and	2003	157,690	—	750	(1)	—	3,500	—
General Manager of	2002	221,552	—	750	(1)	—	—	—
Genomic Services
Kathy A. San Roman	2004	158,970	—	750		—	15,000	—
Vice President, Human	2003	154,619	—	750	(1)	—	12,500	—
Resources &	2002	159,032	—	750	(1)	—	2,500	—
Administration and
Acting Chief Financial
Officer
Thomas J. Vasicek, Ph.D.	2004	198,615	—	19,624	(1)(2)	—	3,750	—
Vice President,	2003	216,257	—	21,720	(1)(2)	—	12,500	—
Business Development	2002	108,416	—	15,750	(1)(3)	—	8,571	—

(1)	Includes contributions of $750 made by Lynx to its 401(k) Plan on behalf of such employee.

(2)	Includes sales commissions received.

(3)	Includes a sign-on bonus received by Dr. Vasicek when he joined Lynx in June 2002.
      Except as disclosed above, we did not pay any compensation characterized as long-term compensation, including restricted stock awards issued at a price below fair market value or long-term incentive plan payouts, to any of the Named Executive Officers during the year ended December 31, 2004.
Stock Option Grants and Exercises
      We grant options to our executive officers under our 1992 Stock Option Plan, as amended (the “1992 Plan”). As of December 31, 2004, options to purchase a total of 366,862 shares were outstanding under the 1992 Plan, and options to purchase zero shares remained available for grant thereunder.

      The following table sets forth, for each of the Named Executive Officers, certain information regarding options granted to, exercised by and held during the year ended December 31, 2004.
Option Grants in Last Fiscal Year

	Individual Grants
					Potential Realizable Value at
	Number of	% of Total			Assumed Annual Rates of
	Securities	Options	Exercise		Stock Price Appreciation
	Underlying	Granted to	Price		for Option Term(2)
	Options	Employees in	per Share	Expiration
Name	Granted (#)	2004(1)	($/share)	Date	5% ($)	10% ($)

Kevin P. Corcoran	20,000	9.46%	$8.16	4/28/14	$103,893	$263,286
	3,100	1.46	5.92	10/26/14	11,541	29,248
Mary J. Schramke, Ph.D. MBA	6,000	2.84	8.26	4/28/14	31,168	78,986
	3,000	1.42	5.92	10/26/14	11,169	28,305
	2,500	1.18	7.80	12/15/14	12,263	31,078
Kathy A. San Roman	10,000	4.72	8.26	4/28/14	51,947	131,643
	2,500	1.18	5.92	10/26/14	9,308	23,587
	2,500	1.18	7.80	12/15/14	12,263	31,078
Thomas J. Vasicek, Ph.D.	1,250	0.59	5.92	10/26/14	4,654	11,794
	2,500	1.18	7.80	12/15/14	12,263	31,078

(1)	Based on options for an aggregate of 211,500 shares granted to our employees and directors during the year ended December 31, 2004, including the Named Executive Officers.

(2)	The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option, and that the option is exercised and sold on the last day of the term for the appreciated stock price. The assumed annual rates of appreciation are for illustrative purposes only.
      The following table sets forth certain information concerning the number of options exercised by the Named Executive Officers during the year ended December 31, 2004, and the number of shares covered by both exercisable and unexercisable stock options held by the Named Executive Officers.
Aggregated Option Exercises in the Year Ended December 31, 2004 and Option Values

					Value of Unexercised
			Number of Unexercised		In-the-Money Options
	Shares		Options at Year End		at Year End
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Kevin P. Corcoran	—	$—	14,175	—	$23,508	$—
Mary J. Schramke, Ph.D. MBA	—	—	2,183	12,817	4,611	12,659
Kathy A. San Roman	—	—	13,091	23,090	15,280	32,270
Thomas J. Vasicek, Ph.D.	—	—	8,701	16,120	15,208	30,192
Employment, Severance and Change of Control Agreements
      In June 2002, we entered into an employment agreement with Kevin P. Corcoran, Lynx’s former President and Chief Executive Officer, providing for annual compensation of $250,000. In the event Mr. Corcoran’s employment was terminated without cause (as defined in the agreement) by us, or by any successor or acquiring entity, upon or after certain change of control events, Mr. Corcoran would have been eligible to receive severance compensation: (a) if the termination occurs on or prior to the first year anniversary of the effective date of the agreement, equal to six months of his base salary; and (b) if the termination occurs after the first year anniversary of the effective date of the agreement, equal to three months of his base salary. The severance would have been the only severance, benefit or cash compensation, other than accrued wages, to which Mr. Corcoran would have been entitled from Lynx in the event of a termination without cause. In the event, however, that a successor or acquiring entity would be obligated to pay such severance to Mr. Corcoran, such severance shall be in addition to any equity compensation or benefits for which Mr. Corcoran may be eligible under the 1992 Plan.
      In January 2003, we entered into an employment agreement with Mary J. Schramke, Lynx’s Vice President and General Manager of Genomic Services, providing for annual compensation of $185,000. In the event Dr. Schramke’s employment is terminated without cause (as defined in the agreement) by us, or by any successor or acquiring entity, upon or after certain change of control events, Dr. Schramke shall be eligible to receive severance compensation: (a) if the termination occurs on or prior to the first year anniversary of the effective date of the agreement, equal to three months of her base salary; and (b) if the termination occurs after the first year anniversary of the effective date of the agreement, equal to at least one month of her base salary. The severance shall be the only severance, benefit or cash compensation, other than accrued wages, to which Dr. Schramke shall be entitled from Lynx in the event of a termination without cause. In the event, however, that a successor or acquiring entity is obligated to pay such severance to Dr. Schramke, such severance shall be in addition to any equity compensation or benefits for which Dr. Schramke may be eligible under the 1992 Plan.
      In January 2003, we entered into an employment agreement with Kathy A. San Roman, Lynx’s Vice President, Human Resources and Acting Chief Financial Officer, providing for annual compensation of $160,000. In the event Ms. San Roman’s employment is terminated without cause (as defined in the agreement) by us, or by any successor or acquiring entity, upon or after certain change of control events, Ms. San Roman shall be eligible to receive severance compensation equal to three months of her base salary. The severance shall be the only severance, benefit or cash compensation, other than accrued wages, to which Ms. San Roman shall be entitled from Lynx in the event of a termination without cause. In the event, however, that a successor or acquiring entity is obligated to pay such severance to Ms. San Roman, such severance shall be in addition to any equity compensation or benefits for which Ms. San Roman may be eligible under the 1992 Plan.
      In June 2002, we entered into an employment agreement with Thomas J. Vasicek, Ph.D., Lynx’s Vice President, Business Development, providing for: (i) an initial annual compensation of $200,000; (ii) subject to certain performance-based criteria, a potential annualized base salary increase to $240,000; and (iii) subject to the achievement of certain milestones, a possible cash bonus equal to one percent (1%) of the cash proceeds received by Lynx from certain third-party transactions. Also under the terms of the agreement, Dr. Vasicek was granted an option to purchase 8,571 shares of common stock at an exercise price of $16.10 per share, subject to a five-year vesting schedule. In the event Dr. Vasicek’s employment is terminated without cause (as defined in the agreement) by Lynx, or by any successor or acquiring entity, upon or after certain change of control events, Dr. Vasicek shall be eligible to receive severance compensation: (a) if the termination occurs on or prior to the first year anniversary of Dr. Vasicek’s hire date, equal to six months of his base salary; and (b) if the termination occurs after the first year anniversary of Dr. Vasicek’s hire date, equal to three months of his base salary. The severance shall be the only severance, benefit or cash compensation, other than accrued wages, to which Dr. Vasicek shall be entitled from Lynx in the event of a termination without cause. In the event, however, that a successor or acquiring entity is obligated to pay such severance to Dr. Vasicek, such severance shall be in addition to any equity compensation or benefits for which Dr. Vasicek may be eligible under the 1992 Plan.
Compensation of Directors
      We do not compensate directors for service as directors. Non-employee directors are eligible to participate in our 1992 Stock Option Plan. Options granted to non-employee directors under our 1992 Stock Option Plan are discretionary and intended by Lynx not to qualify as incentive stock options under the Internal Revenue Code.
      The following table sets forth options granted to our directors during the last fiscal year. The exercise price is equal to the fair market value of the common stock on the last market trading day prior to the date of grant (based on the closing sales price reported on the Nasdaq SmallCap Market). As of December 31, 2004, no options had been exercised by non-employee directors under the 1992 Plan.

		Number of
		Securities
		Underlying
		Options	Exercise Price
Name	Date of Grant	Granted	per Share

Sydney Brenner, M.B., D. Phil	10/26/04	625	$5.92
Leroy Hood, M.D., Ph.D.	10/26/04	625	5.92
James C. Kitch	10/26/04	625	5.92
Craig C. Taylor	10/26/04	625	5.92
Marc D. Kozin	10/26/04	625	5.92
James V. Mitchell	10/26/04	625	5.92
David C. U’Prichard, Ph.D.	10/26/04	625	5.92
      In June 2001, Dr. Brenner entered into a consulting agreement with us. Pursuant to the agreement, Dr. Brenner performs consulting services of at least eight to 16 hours per month in consideration of his standard consulting fee. In 2004, Dr. Brenner received no consulting fees for services performed for us.
Compensation Committee Interlocks and Insider Participation
      Our Compensation Committee was established in March 1994 and is currently composed of four non-employee directors: Messrs. Taylor, Lloyd-Harris, Daniel and Hauser. From January 21, 2003 until March 4, 2005, the Compensation Committee was comprised of Messrs. Taylor and Kitch. Mr. Taylor served as Acting Chief Financial Officer of Lynx from July 1994 to April 1997. No executive officer of Lynx has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of Lynx’s board of directors or Compensation Committee. There were no officers or employees of Lynx who participated in deliberations of the Compensation Committee concerning executive officer compensation during the year ended December 31, 2004.
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
      In addition, our Amended and Restated Certificate of Incorporation, as amended, provides that, to the fullest extent permitted by Delaware law, our directors will not be liable for monetary damages for breach of the directors’ fiduciary duty of care to Solexa and our stockholders. This provision in the Amended and Restated Certificate of Incorporation does not eliminate the duty of care, and in appropriate circumstances, equitable remedies such as an injunction or other forms of nonmonetary relief would remain available under Delaware law. Each director will continue to be subject to liability for breach of the director’s duty of loyalty to Solexa, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for acts or omissions that the director believes to be contrary to the best interests of Solexa or our stockholders, for any transaction from which the director derived an improper personal benefit, for acts or omissions involving a reckless disregard for the director’s duty to Solexa or our stockholders when the director was aware or should have been aware of a risk of serious injury to Solexa or our stockholders, for acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director’s duty to Solexa or our stockholders, for improper transactions between the director and Solexa and for improper distributions to stockholders and loans to directors and officers. This provision also does not affect a director’s responsibilities under any other laws such as the federal securities laws or state or federal environmental laws.

      No pending material litigation or proceeding involving a director, officer, employee or other agent of Solexa as to which indemnification is being sought exists, and we are not aware of any pending or threatened material litigation that may result in claims for indemnification by any director, officer, employee or other agent.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
      The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2004:

Number of
Securities
Remaining
	Number of		Available for
	Securities to be		Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
	and Rights	and Rights	in Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1992 Stock Option Plan	366,862	$40.69	—
1998 Employee Stock Purchase Plan(1)	N/A	N/A	37,618
Equity compensation plans not approved by security holders:
None	—	—	—

Total	366,862	$40.69	37,618

(1)	In early 2003, pursuant to our transfer from the Nasdaq National Market to the Nasdaq SmallCap Market, we suspended our Employee Stock Purchase Plan.
      The following table sets forth certain information regarding beneficial ownership of our common stock as of March 10, 2005 by: (i) each stockholder who is known by us to own beneficially more than five percent of the common stock; (ii) each executive officer named in the Summary Compensation Table, which we refer to as the “named executive officers;” (iii) each director from 2004; and (iv) all of our current directors and executive officers as a group.

	Beneficial Ownership(1)

		Percent of
Name of Beneficial Owner	Number of Shares	Total

Entities affiliated with Abingworth Management Limited(2)	4,493,841	25.5%
38 Jermyn Street
London SW1Y 6DN
Great Britain
Entities affiliated with Amadeus Capital Partners Limited(3)	3,487,465	19.8%
Mount Pleasant House, 2 Mount Pleasant
Huntington Road, Cambridge CB3 ORN
Great Britain
Entities affiliated with OBP Management IV L.P.(4)	2,493,757	14.2%
222 Berkeley Street, Suite 1650
Boston, Massachusetts 02116

	Beneficial Ownership(1)

		Percent of
Name of Beneficial Owner	Number of Shares	Total

Entities affiliated with Schroder Venture Managers Inc.(5)	3,052,970	17.3%
c/o Church Street
Hamilton HM 11
Bermuda
Craig C. Taylor(6)	37,810	*
John West(7)	311,715	1.8%
Steve Allen(8)	8,944	*
Mark Carthy(9)	2,493,757	14.2%
c/o OBP Management IV L.P.
222 Berkeley St., Suite 1650
Boston, Massachusetts 02116
Tom Daniel(10)	3,052,970	17.3%
c/o Schroder Venture Managers Inc.
Church Street
Hamilton HM 11
Bermuda
Hermann Hauser(11)	3,487,465	19.8%
c/o Amadeus Capital Partners Limited
Mount Pleasant House, 2 Mount Pleasant
Huntington Road, Cambridge CB3 ORN
Great Britain
Genghis Lloyd-Harris	—	*
Peter Lundberg	—	*
Kathy A. San Roman(12)	15,949	*
Mary J. Schramke, Ph.D., MBA(13)	3,849	*
Tony Smith, Ph.D.(14)	78,708	*
Thomas J. Vasicek, Ph.D.(15)	11,022	*
All directors and officers as a group (12 persons)(16)	9,502,189	52.8%

*	Less than one percent.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and, unless otherwise indicated, includes voting or investment power with respect to securities. Percentage of beneficial ownership is based on 17,597,581 shares of common stock outstanding as of March 10, 2005, except as otherwise noted in the footnotes. Shares of common stock subject to options currently exercisable or exercisable within 60 days of March 10, 2005, are deemed outstanding for computing the percentage of beneficial ownership of the person holding such options but are not deemed outstanding for computing the percentage of beneficial ownership of any other person.

(2)	Includes 2,266,436 shares of common stock held by Abingworth Bioventures II SICAV; 363,278 shares of common stock held by Abingworth Bioventures II A LP; 935,791 shares of common stock held by Abingworth Bioventures III A LP; 571,244 shares of common stock held by Abingworth Bioventures III B LP; 342,179 shares of common stock held by Abingworth Bioventures III C LP; and 14,913 shares held by Abingworth Bioventures III Executives LP.

(3)	Includes 1,569,359 shares of common stock held by Amadeus II A LP; 1,046,240 shares held by Amadeus II B LP; 732,368 shares of common stock held by Amadeus II C LP; 34,875 shares of common stock held by Amadeus II D GmbH & Co KG; and 104,623 shares of common stock held by Amadeus II Affiliates LP.

(4)	Includes 2,468,986 shares of common stock held by Oxford Bioscience Partners IV L.P. and 24,771 shares of common stock held by mRNA Fund II L.P.

(5)	Includes 1,788,785 shares of common stock held by Schroder Ventures International Life Sciences Fund II L.P.1; 761,826 shares of common stock held by Schroder Ventures International Life Sciences Fund II L.P.2; 203,022 shares of common stock held by Schroder Ventures International Life Sciences Fund II L.P.3; 27,596 shares of common stock held by Schroder Ventures International Life Sciences Fund II Strategic Partners L.P.; 51,441 shares of common stock held by Schroder Ventures International Life Sciences Fund II Group Co-Investment Scheme; and 220,320 shares of common stock held by SV (nominees) Limited as Nominee to Schroder Ventures Investments Limited.

(6)	Includes 8,303 shares of common stock, 2,365 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 10, 2005, and 1,135 shares of common stock issuable upon exercise of warrants held by Mr. Taylor. Also includes 26,007 shares of common stock held by Asset Management Associates 1989 L.P. Mr. Taylor, the Chairman of the board of directors of Lynx, is a general partner of AMC Partners 89, which is the general partner of Asset Management Associates 1989 L.P. Mr. Taylor shares the power to vote and control the disposition of shares held by Asset Management Associates 1989 L.P. and, therefore, may be deemed to be the beneficial owner of such shares. Mr. Taylor disclaims beneficial ownership of such shares, except to the extent of his pro-rata interest therein.

(7)	Includes 311,175 shares of common stock issuable upon exercise of stock options held by Mr. West that are exercisable within 60 days of March 10, 2005 provided that a compulsory acquisition right in favor of Lynx has arisen pursuant to the Companies Act 1985 within 60 days of March 10, 2005.

(8)	Includes 8,944 Solexa ordinary shares issuable upon exercise of stock options held by Mr. Allen that are exercisable within 60 days of March 10, 2005 provided that a compulsory acquisition right in favor of Lynx has arisen pursuant to the Companies Act 1985 within 60 days of March 10, 2005.

(9)	Includes 2,468,986 shares of common stock held by Oxford Bioscience Partners IV L.P. and 24,771 shares of common stock held by mRNA Fund II L.P. Mr. Carthy is a General Partner of OBP Management IV L.P., which is the general partner of Oxford Bioscience Partners IV L.P. and mRNA Fund II L.P. Mr. Carthy may be deemed to share voting and investment power of the shares held by Oxford Bioscience Partners IV L.P. and mRNA Fund II L.P. Mr. Carthy disclaims beneficial ownership of such shares, except to the extent of his pro-rata interest therein.

(10)	Includes 1,788,785 shares of common stock held by Schroder Ventures International Life Sciences Fund II L.P.1; 761,826 shares of common stock held by Schroder Ventures International Life Sciences Fund II L.P.2; 203,022 shares of common stock held by Schroder Ventures International Life Sciences Fund II L.P.3; 27,596 shares of common stock held by Schroder Ventures International Life Sciences Fund II Strategic Partners L.P.; 51,441 shares of common stock held by Schroder Ventures International Life Sciences Fund II Group Co-Investment Scheme; and 220,320 shares of common stock held by SV (nominees) Limited as Nominee to Schroder Ventures Investments Limited. Mr. Daniel, a director of Solexa, is a Venture Partner of Schroder Ventures Life Sciences Advisers (UK) Limited which is an advisor to Schroder Venture Managers, Inc., the General Partner of the entities known collectively as Schroder Ventures International Life Sciences Fund II. Mr. Daniel has no beneficial ownership of the shares owned by Schroder Ventures International Life Sciences Fund II, except to the extent of his pro-rata interest therein.

(11)	Includes 1,569,359 shares of common stock held by Amadeus II A LP; 1,046,240 shares held by Amadeus II B LP; 732,368 shares of common stock held by Amadeus II C LP; 34,875 shares of common stock held by Amadeus II D GmbH & Co KG; and 104,623 shares of common stock held by Amadeus II Affiliates LP. Dr. Hauser shares the power to vote and control the disposition of shares held by Amadeus II A LP, Amadeus II B LP, Amadeus II C LP, Amadeus II D GmbH & Co KG and Amadeus II Affiliates LP. Dr. Hauser disclaims beneficial ownership of such shares, except to the extent of his pro-rata interest therein.

(12)	Includes 15,949 shares of common stock issuable upon exercise of stock options held by Ms. San Roman that are exercisable within 60 days of March 10, 2005.

(13)	Includes 3,849 shares of common stock issuable upon exercise of stock options held by Dr. Schramke that are exercisable within 60 days of March 10, 2005.

(14)	Includes 61,514 shares of common stock issuable upon exercise of stock options held by Dr. Smith that are exercisable within 60 days of March 10, 2005 provided that a compulsory acquisition right in favor of Lynx has arisen pursuant to the Companies Act 1985 within 60 days of March 10, 2005.

(15)	Includes 11,022 shares of common stock issuable upon exercise of stock options held by Dr. Vasicek that are exercisable within 60 days of March 10, 2005.

(16)	Includes 9,086,236 shares of common stock (including shares of common stock held by entities affiliated with certain directors), 414,818 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 10, 2005 and 1,135 shares of common stock issuable upon exercise of warrants held by current directors and officers. See Notes 2 through 12 above.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act requires Lynx’s directors and executive officers, and persons who own more than 10 percent of a registered class of Lynx’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Lynx. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish Lynx with copies of all Section 16(a) forms they file.
      To Lynx’s knowledge, based solely on a review of the copies of such reports furnished to Lynx and written representations that no other reports were required, during the fiscal year ended December 31 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 13.	Certain Relationships and Related Transactions
      We intend to enter into an employment agreement with John West on terms substantially similar to his current employment agreement with Solexa Limited. Mr. West currently receives an annual salary of $275,000, a fee of $25,000 for serving on Solexa Limited’s board of directors and an additional $2,700 per month to compensate him for his housing expenses. Mr. West will also be entitled to receive an annual bonus in the amount of $100,000 for the period ending December 31, 2005. The 2005 bonus is to be paid proportionately upon achievement of the milestones to be set forth in a business plan to be developed by Mr. West for fiscal year 2005 and approved by the board of directors of Solexa Limited. In addition, Mr. West is entitled to a special bonus as follows:

•	if at any time prior to August 9, 2006, there occurs an initial closing of any collaboration or other strategic alliance or partnership, the terms of which provide for at least $4,000,000 of committed cash investment in or payment to Solexa Limited, Solexa Limited shall pay to Mr. West an aggregate lump sum bonus equal to the greater of: (i) 1% of the aggregate amount proposed to be paid in such transaction (without regard to any commissions or other transaction expenses paid by Solexa Limited, such payment to include upfront payments, payments in respect of intellectual property, good services and the premium for any equity investment above the price of last financing round or market price of the company if a public company, unless such investments fall within the sub-bullet point below); or (ii) $100,000; or

•	if at any time prior to August 9, 2007, there occurs a closing of any financing, subject to specified exceptions, the terms of which provide for the sale by Solexa Limited of equity securities (including rights, options, or warrants to purchase equity securities, or securities of any type whatsoever that are, or may become, convertible into or exchangeable or exercisable for equity securities) at a price per share that is at least 10% greater than the price per share of equity securities issued in a Solexa interim financing and attracting gross proceeds of at least $6 million and a share price 10% greater than most recent issuance by Solexa Limited, Solexa Limited shall pay to Mr. West an aggregate lump sum bonus equal to the greater of: (i) 1% of the difference between the aggregate consolidated valuation of Solexa as of the closing of the immediately preceding financing and the aggregate consolidated valuation of Solexa immediately prior to the closing of such subsequent financing (without regard to any commissions or other transaction expenses paid by Solexa Limited); or (ii) $100,000.

      We have also agreed that Mr. West will be granted an option to purchase shares of our common stock to bring his total as-converted ownership to four percent of our common stock (on an as-converted basis). These options will vest over a period not to exceed five years, at an exercise price to be determined by the Board. If we close a financing prior to August 29, 2005, and such financing causes the aggregate amount of shares underlying Mr. West’s options to fall below four percent of our total outstanding capital stock, then we will immediately grant to Mr. West an option that will bring the aggregate amount of shares underlying all options held by Mr. West to equal to four percent of our outstanding capital stock. Any such option will have an exercise price to be determined by the Board and will vest over a period not to exceed five years.
      On September 28, 2004, we entered into support agreements and irrevocable undertakings with certain Solexa Limited shareholders, namely (i) entities affiliated with Abingworth Management Limited, which are Abingworth Bioventures II SICAV, Abingworth Bioventures II A LP, Abingworth Bioventures III A LP, Abingworth Bioventures III B LP, Abingworth Bioventures III C LP and Abingworth Bioventures III Executives LP; (ii) entities affiliated with Amadeus Capital Partners Limited, which are Amadeus II A LP, Amadeus II B LP, Amadeus II C LP, Amadeus II D GmbH & Co KG and Amadeus II Affiliates Fund LP; (iii) entities affiliated with OBP Management IV L.P, which are Oxford Bioscience Partners IV L.P. and mRNA Fund II L.P.; (iv) entities affiliated with Schroder Venture Managers Inc., which are Schroder Ventures International Life Sciences Fund II Strategic Partners L.P., Schroder Ventures International Life Sciences II L.P. 1, Schroder Ventures International Life Sciences II L.P. 2, Schroder Ventures International Life Sciences II L.P. 3 and Schroder Ventures International Life Sciences Fund II Group Co-Investment Scheme and SV (Nominee) Limited as Nominee to Schroder Ventures Investments Limited; and (v) John West, our Chief Executive Officer, or collectively the Supporting Shareholders.
      Under the support agreements, each Supporting Shareholder agreed to accept or procure acceptance of the business combination transaction of Solexa Limited and Lynx and to vote all the shares held in Solexa Limited in favor of a delivery notice to invoke the compulsory transfer to the Company of any remaining share capital of Solexa Limited. The Supporting Shareholders also agreed not to convert any Solexa Limited B preferred shares and Solexa Limited A ordinary shares held by them into Solexa Limited ordinary shares and waived their pre-emption and rights of first refusal under Solexa Limited’s articles of association with respect to the business combination transaction.
      Under the support agreements, the Supporting Shareholders also agreed not to, directly or indirectly, transfer (except as may be specifically required by court order), sell, pledge, hypothecate or otherwise dispose of or encumber, for a period ending on 180 days following March 4, 2005, the first closing date of the business combination transaction. We have agreed to file a resale registration statement covering the resale of shares of our common stock received by the Supporting Shareholders who may be deemed to be affiliates of Solexa Limited, as the term affiliate is defined for purposes of paragraphs (c) and (d) of Rule 145 of the Securities Act of 1933, as amended.
      Hermann Hauser, a director of Solexa and member of the Compensation Committee of the Board, shares the power to vote and control the disposition of the shares held by the entities affiliated with Amadeus Capital Partners Limited. Mark Carthy, a director of Solexa, is a General Partner of OBP Management IV L.P. and is deemed to share voting and investment power over the shares held by the entities affiliated with OBP Management IV L.P. Tom Daniel, a director of Solexa and member of the of Audit, Compensation and Nominating Committees of the Board, is a Venture Partner of Schroder Ventures Life Sciences Advisers (UK) Limited which is an advisor to Schroder Venture Managers, Inc., the General Partner of the entities known collectively as Schroder Ventures International Life Sciences Fund II. Genghis Lloyd-Harris, a director of Solexa and member of the Audit, Compensation and Nominating Committees of the Board, is employed by Abingworth Management Limited.
      Entities affiliated with Abingworth Management Limited, entities affiliated with Amadeus Capital Partners Limited, entities affiliated with OBP Management IV L.P. and entities affiliated with Schroder Venture Managers Inc. are each beneficial owners of more than 5% of our common stock.
      In June 2002, we entered into an employment agreement with Kevin P. Corcoran, Lynx’s former President and Chief Executive Officer, providing for an annual compensation of $250,000. In the event

Mr. Corcoran’s employment was terminated without cause (as defined in the agreement) by us, or by any successor or acquiring entity, upon or after certain change of control events, Mr. Corcoran would have been eligible to receive severance compensation: (a) if the termination occurs on or prior to the first year anniversary of the effective date of the agreement, equal to six months of his base salary; and (b) if the termination occurs after the first year anniversary of the effective date of the agreement, equal to three months of his base salary. The severance would have been the only severance, benefit or cash compensation, other than accrued wages, to which Mr. Corcoran would have been entitled from Lynx in the event of a termination without cause. In the event, however, that a successor or acquiring entity would have been obligated to pay such severance to Mr. Corcoran, such severance shall be in addition to any equity compensation or benefits for which Mr. Corcoran would have been eligible under the 1992 Plan.
      In January 2003, we entered into an employment agreement with Mary J. Schramke, Ph.D., MBA, Vice President and General Manager of Genomic Services, providing for annual compensation of $185,000. In the event Dr. Schramke’s employment is terminated without cause (as defined in the agreement) by us, or by any successor or acquiring entity, upon or after certain change of control events, Dr. Schramke shall be eligible to receive severance compensation: (a) if the termination occurs on or prior to the first year anniversary of the effective date of the agreement, equal to three months of her base salary; and (b) if the termination occurs after the first year anniversary of the effective date of the agreement, equal to at least one month of her base salary. The severance shall be the only severance, benefit or cash compensation, other than accrued wages, to which Dr. Schramke shall be entitled from Lynx in the event of a termination without cause. In the event, however, that a successor or acquiring entity is obligated to pay such severance to Dr. Schramke, such severance shall be in addition to any equity compensation or benefits for which Dr. Schramke may be eligible under the 1992 Plan.
      In January 2003, we entered into an employment agreement with Kathy A. San Roman, Lynx’s Vice President, Human Resources and Acting Chief Financial Officer, providing for annual compensation of $160,000. In the event Ms. San Roman’s employment is terminated without cause (as defined in the agreement) by us, or by any successor or acquiring entity, upon or after certain change of control events, Ms. San Roman shall be eligible to receive severance compensation equal to three months of her base salary. The severance shall be the only severance, benefit or cash compensation, other than accrued wages, to which Ms. San Roman shall be entitled from Lynx in the event of a termination without cause. In the event, however, that a successor or acquiring entity is obligated to pay such severance to Ms. San Roman, such severance shall be in addition to any equity compensation or benefits for which Ms. San Roman may be eligible under the 1992 Plan.
      In June 2002, we entered into an employment agreement with Thomas J. Vasicek, Ph.D., Lynx’s Vice President, Business Development, providing for: (i) an initial annual compensation of $200,000; (ii) subject to certain performance-based criteria, a potential annualized base salary increase to $240,000; and (iii) subject to the achievement of certain milestones, a possible cash bonus equal to one percent (1%) of the cash proceeds received by Lynx from certain third-party transactions. Also under the terms of the agreement, Dr. Vasicek was granted an option to purchase 8,561 shares of common stock at an exercise price of $16.10 per share, subject to a five-year vesting schedule. In the event Dr. Vasicek’s employment is terminated without cause (as defined in the agreement) by Lynx, or by any successor or acquiring entity, upon or after certain change of control events, Dr. Vasicek shall be eligible to receive severance compensation: (a) if the termination occurs on or prior to the first year anniversary of Dr. Vasicek’s hire date, equal to six months of his base salary; and (b) if the termination occurs after the first year anniversary of Dr. Vasicek’s hire date, equal to three months of his base salary. The severance shall be the only severance, benefit or cash compensation, other than accrued wages, to which Dr. Vasicek shall be entitled from Lynx in the event of a termination without cause. In the event, however, that a successor or acquiring entity is obligated to pay such severance to Dr. Vasicek, such severance shall be in addition to any equity compensation or benefits for which Dr. Vasicek may be eligible under the 1992 Plan.
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
      In August 1998, Lynx entered into two loan agreements with Jen-i Mao, Ph.D., Lynx’s former Vice President, Genetic Analysis. Each loan was in the amount of $100,000, was secured by a second mortgage on real property, had interest accruable at the rate of 5.57% per annum and was subject to early repayment under specified circumstances. The principal and interest on one loan were to be forgiven, based on the officer’s continuous employment over a four-year period, in the following amounts: 50% on the second anniversary date of employment; and 25% on each of the third and fourth anniversary dates of employment. The second loan was to be repaid by the officer according to the following schedule: 50% of the principal on the third anniversary date of employment; and the remainder of the principal plus accrued interest on the fourth anniversary date of employment. The first loan was forgiven under the terms of the agreement, and the second loan was paid in full in 2002.
      In April 1997, Lynx entered into a full-recourse loan agreement with Edward C. Albini, Lynx’s former Chief Financial Officer. A note receivable of $250,000 was issued under a stock purchase agreement for the purchase of 50,000 shares of common stock of Lynx whereby all the shares issued under the agreement were pledged as collateral. The outstanding principal amount was due and payable in full in April 2002, subject to an obligation to prepay under specified circumstances. Interest was payable upon the expiration or termination of the note and accrued at the rate of 6.49% per annum. The loan was paid in full in 2002.
      For legal services rendered during the calendar year ended December 31, 2004, we paid approximately $807,000 to Cooley Godward LLP, Lynx’s counsel, of which Mr. Kitch, a former director of Lynx, is a partner. Mr. Kitch resigned from the board effective March 4, 2005, in connection with the closing of the business combination transaction with Solexa Limited.
      For business development consulting services and expenses during the calendar year ended December 31, 2004, Lynx paid approximately $6,400 to L.E.K. Consulting LLC, of which Marc Kozin, a former director of Lynx is President of their North American practice. Mr. Kozin resigned from the board effective March 4, 2005, in connection with the closing of the business combination transaction with Solexa Limited.
      In June 2001, Dr. Brenner entered into a consulting agreement with us. Pursuant to the agreement, Dr. Brenner performs consulting services of at least eight to 16 hours per month in consideration of his standard consulting fee. In 2004, Dr. Brenner received no consulting fees for services performed for us. Dr. Brenner resigned from the board effective March 4, 2005, in connection with the closing of the business combination transaction with Solexa Limited.
      For genomics discovery services performed during the calendar year ended December 31, 2003, Lynx received approximately $60,000 from the Institute for Systems Biology, of which Leroy Hood, a former director of Lynx is President and Director. Dr. Hood resigned from the board effective March 4, 2005, in connection with the closing of the business combination transaction with Solexa Limited.
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
      The following table represents aggregate fees billed to Lynx for fiscal years ended December 31, 2004 and December 31, 2003, by Ernst & Young LLP, Lynx’s principal independent registered public accounting firm.

	Year Ended December 31,

	2004	2003

Audit fees	$470,685	$166,460
Audit-related fees	—	48,300
Tax fees	31,320	31,320
All other fees	34,609	53,044

Total fees	$536,614	$299,124

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
      All Other Fees: This category consists of fees for professional services rendered by Ernst & Young LLP in connection with other services not included in the categories above and research and consultations regarding a foreign joint venture and reorganization of Lynx GmbH.
      All of the fees described above were approved by the Audit Committee. The Audit Committee has determined the rendering of non-audit services by Ernst & Young LLP is compatible with maintaining their independence.
Pre-Approval Policies and Procedures
      The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered accounting firm, Ernst & Young LLP. The policy generally pre-approves specified services in defined categories of audit services, audit related services, and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of engagement of the independent registered accounting firm or on an individual explicit case-by-case basis before the independent registered accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits and Financial Statements Schedules
(a) The following documents are filed as part of this report:
      (1) The following Report of Independent Registered Public Accounting Firm, and financial statements set forth on pages 28 through 55 of this report are being filed as part of this report:

(i) Report of Independent Registered Public Accounting Firm

(ii) Consolidated Balance Sheets as of December 31, 2004 and 2003

(iii) Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

(iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

(vi) Notes to Consolidated Financial Statements
      (2) All schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statement or notes thereto.
      (3) The following documents are being filed as part of this report:

Exhibit
No.	Description of Document

2.2	Acquisition Agreement, dated as of September 28, 2004, by and between Solexa Limited and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit in the Company’s Registration Statement on Form S-4 filed on October 29, 2004
2.2.1	Amendment and Waiver, dated March 3, 2005, by and between Solexa Limited and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on March 7, 2005
3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000
3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the period ended December 31, 2002
3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 7, 2005
3.2	Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000
3.3	Certificate of Ownership and Merger of Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 7, 2005
4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Company’s Statement Form 10 (File No. 0-22570), as amended (see the “Statement Form 10”)
10.1	Form of Indemnity Agreement entered into between the Company and its directors and officers, incorporated by reference to Exhibit 10.7 of the Company’s Statement Form 10
10.2**	The Company’s 1992 Stock Option Plan (the “Stock Option Plan”), incorporated by reference to Exhibit 10.8 of the Company’s Statement Form 10
10.3**	Form of Incentive Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.9 of the Company’s Statement Form 10
10.4**	Form of Nonstatutory Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.10 of the Company’s Statement Form 10

Exhibit
No.	Description of Document

10.5	Agreement of Assignment and License of Intellectual Property Rights, dated June 30, 1992, by and between the Company and ABI, incorporated by reference to Exhibit 10.11 of the Company’s Statement Form 10
10.6	Amended and Restated Investor Rights Agreement, dated as of November 1, 1995, incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K for the period ended December 31, 1995
10.7+	Technology Development and Services Agreement, dated as of October 2, 1995, by and among the Company, Hoechst Aktiengesellschaft and its subsidiary, Hoechst Marion Roussel, Inc., incorporated by reference to Exhibit 10.28 of the Company’s Form 10-K for the period ended December 31, 1995
10.7.1+	Amended and Restated First Amendment to Technology Development and Services Agreement, dated May 1, 1998, by and between the Company and Hoechst Marion Roussel, Inc., incorporated by reference to Exhibit 10.36 of the Company’s Form 10-Q for the period ended June 30, 1998
10.7.2+	Second Amendment to Technology Development and Services Agreement, dated March 1, 1999, by and among the Company, Hoechst Marion Roussel, Inc. and its affiliate Hoechst Schering AgrEvo GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001
10.7.3+	Third Amendment to Technology Development and Services Agreement, dated December 20, 1999, by and among the Company, Aventis Pharmaceutical Inc. and its affiliate Aventis CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001
10.7.4+	Fourth Amendment to Technology Development and Services Agreement, dated March 31, 2002, by and between the Company and Aventis CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended March 31, 2002
10.7.5+	Fifth Amendment to Technology Development and Services Agreement, dated as of September 30, 2002, by and between the Company and Bayer CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002
10.10	Lease, dated as of February 27, 1998, by and between the Company and SimFirst, L.P., Limited Partnership, incorporated by reference to Exhibit 10.35 of the Company’s Form 10-Q for the period ended March 31, 1998
10.11**	The Company’s 1998 Employee Stock Purchase Plan or the Purchase Plan, incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 (File No. 333-59163)
10.12+	Research Collaboration Agreement, dated as of October 29, 1998, by and between the Company and E.I. Dupont de Nemours and Co., incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001
10.12.1+	Letter Amendment, dated March 1, 2002, to Research Collaboration Agreement by and between the Company and E.I. DuPont De Nemours and Co., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended March 31, 2002
10.13	Master Loan and Security Agreement, dated as of October 26, 1998, by and between the Company and Transamerica Business Credit Corporation, incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001
10.14	Promissory Note No. 7, dated as of September 29, 2000, issued by the Company to Transamerica Business Credit Corporation, incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001
10.15+	Collaboration Agreement, dated as of September 30, 1999, by and between the Company and Hoechst Schering AgrEvo GmbH, incorporated by reference to Exhibit 10.16
10.17+	Collaboration Agreement, dated as of October 1, 2000, by and between the Company and Takara Shuzo Co., Ltd. incorporated by reference to Exhibit 10.18 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001

Exhibit
No.	Description of Document

10.17.1+	Amendment No. 1 to Collaboration Agreement, dated December 19, 2002, by and between the Company and Takara Bio Inc., incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the period ended December 31, 2002
10.17.2+	Amendment No. 2 to Collaboration Agreement, dated June 30, 2003, by and between the Company and Takara Bio Inc., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2003
10.18	Securities Purchase Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 4, 2001
10.19	Registration Rights Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 4, 2001
10.20	Form of Warrant issued by the Company in favor of each investor thereto, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on June 4, 2001
10.21+	Joint Venture Agreement, dated as of June 29, 2001, by and between the Company and BASF Aktiengesellschaft, incorporated by reference to Exhibit 10.18 of the Company’s Form 10-Q for the period ended June 30, 2001
10.22+	First Amendment to Joint Venture Agreement, by and between the Company and BASF Aktiengesellschaft, dated as of August 14, 2001, incorporated by reference to Exhibit 10.22.2 of the Company’s Form 10-Q for the period ended September 30, 2001
10.23+	Technology License Agreement, dated as of June 1, 2001, by and between the Company and BASF-LYNX Bioscience AG, incorporated by reference to Exhibit 10.19 of the Company’s Form 10-Q for the period ended June 30, 2001
10.24	Common Stock Purchase Agreement, by and between the Company and Takara Shuzo Co., Ltd., dated as of October 1, 2001, incorporated by reference to Exhibit 10.24 of the Company’s Form 10-Q for the period ended September 30, 2001
10.25+	Purchase Agreement, dated as of March 5, 2002, by and between Geron Corporation and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 18, 2002
10.26+	Common Stock Purchase Agreement, dated as of March 5, 2002, by and between Geron Corporation and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on From 8-K filed on March 18, 2002
10.27	Form of Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002
10.28	Form of Registration Rights Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002
10.29	Form of Warrant issued by the Company in favor or each investor party to the Securities Purchase Agreement and Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002
10.30**	Employment Agreement, dated as of June 3, 2002, by and between the Company and Kevin P. Corcoran, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2002
10.31**	Employment Agreement, dated as of June 10, 2002, by and between the Company and Thomas J. Vasicek, Ph.D., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2002
10.33	Common Stock Purchase Agreement, dated as of September 25, 2002, by and between the Company and Takara Shuzo Co., Ltd., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002

Exhibit
No.	Description of Document

10.34	Loan and Security Agreement, dated October 23, 2002, by and between the Company and Comerica Bank-California, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002
10.35	Common Stock Purchase Agreement, dated as of December 26, 2002, by and between the Company and Takara Shuzo Co., Ltd., incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the period ended December 31, 2002
10.37**	Employment Agreement, dated as of March 20, 2003, by and between the Company and Kathy A. San Roman, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended March 31, 2003
10.38**	The Company’s 1992 Stock Plan, as amended, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2003
10.39	Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on September 25, 2003
10.40	Form of Warrant issued by the Company in favor of each investor, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on September 25, 2003
10.41+	Services Agreement, by and between E.I. DuPont de Nemours and Company and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2003
10.42	Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on January 2, 2004
10.43	Form of Warrant issued by the Company in favor of each investor, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on January 2, 2004
10.44	Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the Company’s Current Report on Form 8-K filed on March 12, 2004
10.45	Form of Warrant issued by the Company in favor of each investor, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 12, 2004
10.46	Asset Purchase Agreement, dated as of March 22, 2004, by and among Lynx Therapeutics, Inc. and the parties listed therein, incorporated by reference to the indicated exhibit of Lynx’s Form 10-Q filed on May 13, 2004
10.47+	Colony Technology Sharing Agreement, dated as of March 22, 2004, by and between Solexa Limited and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q filed on May 13, 2004
10.48	Deed, dated October 25, 2004, by and between Lynx Therapeutics, Inc. and Solexa Limited, regarding Colony Technology Sharing Agreement dated March 22, 2004, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on October 26, 2004
10.49++	Loan Agreement, dated August 12, 2004, by and between Lynx and Solexa Limited, incorporated by reference to the indicated exhibit in the Company’s Registration Statement on Form S-4 filed on October 29, 2004
10.50++	Letter, dated September 28, 2004, from Solexa Limited to Lynx, incorporated by reference to the indicated exhibit in the Company’s Registration Statement on Form S-4 filed on October 29, 2004
10.51++	Master Development Agreement, dated as of October 28, 2004, between Solexa Limited and Lynx Therapeutics, Inc, incorporated by reference to the indicated exhibit in the Company’s Registration Statement on Form S-4 filed on October 29, 2004
10.52**	Employment Agreement, dated January 29, 2003, between Lynx Therapeutics, Inc. and Mary L. Schramke, Ph.D., incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on November 22, 2004

Exhibit
No.	Description of Document

10.53	Loan and Security Agreement, dated as of December 28, 2004, between Silicon Valley Bank and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on January 3, 2005
10.54	Intellectual Property Security Agreement, dated as of December 28, 2004, by and between Silicon Valley Bank and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on January 3, 2005
10.55	Warrant to Purchase Stock, issued by Lynx Therapeutics, Inc. to Silicon Valley Bank on December 28, 2004, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on January 3, 2005
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney. Reference is made to the signature page
31.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1++*	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

*	Being filed herewith; all other exhibits previously filed.

**	Management contract or compensatory plan or arrangement.

(+)	Portions of this agreement have been deleted pursuant to our request for confidential treatment.

++	This certification “accompanies” the Annual Report on Form 10-K to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Lynx Therapeutics, Inc. under the Securities Act or the Exchange Act (whether made before or after the date of the Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.
(b) Exhibit Index
      See Item 15(a) above.
(c) Financial Statement Schedule
      See Item 15(a) above.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2005.

SOLEXA, INC.

By:	/s/ John West

John West
Chief Executive Officer
POWER OF ATTORNEY
      Know All Persons by These Presents, that each person whose signature appears below constitutes and appoints John West and Kathy A. San Roman each or any of them, as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitutions, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to the Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting onto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John West John West	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2005

/s/ Craig C. Taylor Craig C. Taylor	Chairman of the Board	March 31, 2005

/s/ Kathy A. San Roman Kathy A. San Roman	Vice President Human Resources & Administration and Acting Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2005

/s/ Steve Allen Steve Allen	Director	March 31, 2005

/s/ Mark Carthy Mark Carthy	Director	March 31, 2005

/s/ Tom Daniel Tom Daniel	Director	March 31, 2005

Signature	Title	Date

/s/ H. Hauser Hermann Hauser	Director	March 31, 2005

/s/ Genghis Lloyd-Harris Genghis Lloyd-Harris	Director	March 31, 2005

EXHIBIT INDEX

Exhibit
No.	Description of Document

2.2	Acquisition Agreement, dated as of September 28, 2004, by and between Solexa Limited and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit in the Company’s Registration Statement on Form S-4 filed on October 29, 2004
2.2.1	Amendment and Waiver, dated March 3, 2005, by and between Solexa Limited and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on March 7, 2005
3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000
3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the period ended December 31, 2002
3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 7, 2005
3.2	Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000
3.3	Certificate of Ownership and Merger of Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 7, 2005
4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Company’s Statement Form 10 (File No. 0-22570), as amended (see the “Statement Form 10”)
10.1	Form of Indemnity Agreement entered into between the Company and its directors and officers, incorporated by reference to Exhibit 10.7 of the Company’s Statement Form 10
10.2**	The Company’s 1992 Stock Option Plan (the “Stock Option Plan”), incorporated by reference to Exhibit 10.8 of the Company’s Statement Form 10
10.3**	Form of Incentive Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.9 of the Company’s Statement Form 10
10.4**	Form of Nonstatutory Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.10 of the Company’s Statement Form 10
10.5	Agreement of Assignment and License of Intellectual Property Rights, dated June 30, 1992, by and between the Company and ABI, incorporated by reference to Exhibit 10.11 of the Company’s Statement Form 10
10.6	Amended and Restated Investor Rights Agreement, dated as of November 1, 1995, incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K for the period ended December 31, 1995
10.7+	Technology Development and Services Agreement, dated as of October 2, 1995, by and among the Company, Hoechst Aktiengesellschaft and its subsidiary, Hoechst Marion Roussel, Inc., incorporated by reference to Exhibit 10.28 of the Company’s Form 10-K for the period ended December 31, 1995
10.7.1+	Amended and Restated First Amendment to Technology Development and Services Agreement, dated May 1, 1998, by and between the Company and Hoechst Marion Roussel, Inc., incorporated by reference to Exhibit 10.36 of the Company’s Form 10-Q for the period ended June 30, 1998
10.7.2+	Second Amendment to Technology Development and Services Agreement, dated March 1, 1999, by and among the Company, Hoechst Marion Roussel, Inc. and its affiliate Hoechst Schering AgrEvo GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001
10.7.3+	Third Amendment to Technology Development and Services Agreement, dated December 20, 1999, by and among the Company, Aventis Pharmaceutical Inc. and its affiliate Aventis CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001

Exhibit
No.	Description of Document

10.7.4+	Fourth Amendment to Technology Development and Services Agreement, dated March 31, 2002, by and between the Company and Aventis CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended March 31, 2002
10.7.5+	Fifth Amendment to Technology Development and Services Agreement, dated as of September 30, 2002, by and between the Company and Bayer CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002
10.10	Lease, dated as of February 27, 1998, by and between the Company and SimFirst, L.P., Limited Partnership, incorporated by reference to Exhibit 10.35 of the Company’s Form 10-Q for the period ended March 31, 1998
10.11**	The Company’s 1998 Employee Stock Purchase Plan or the Purchase Plan, incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 (File No. 333-59163)
10.12+	Research Collaboration Agreement, dated as of October 29, 1998, by and between the Company and E.I. Dupont de Nemours and Co., incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001
10.12.1+	Letter Amendment, dated March 1, 2002, to Research Collaboration Agreement by and between the Company and E.I. DuPont De Nemours and Co., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended March 31, 2002
10.13	Master Loan and Security Agreement, dated as of October 26, 1998, by and between the Company and Transamerica Business Credit Corporation, incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001
10.14	Promissory Note No. 7, dated as of September 29, 2000, issued by the Company to Transamerica Business Credit Corporation, incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001
10.15+	Collaboration Agreement, dated as of September 30, 1999, by and between the Company and Hoechst Schering AgrEvo GmbH, incorporated by reference to Exhibit 10.16
10.17+	Collaboration Agreement, dated as of October 1, 2000, by and between the Company and Takara Shuzo Co., Ltd. incorporated by reference to Exhibit 10.18 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001
10.17.1+	Amendment No. 1 to Collaboration Agreement, dated December 19, 2002, by and between the Company and Takara Bio Inc., incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the period ended December 31, 2002
10.17.2+	Amendment No. 2 to Collaboration Agreement, dated June 30, 2003, by and between the Company and Takara Bio Inc., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2003
10.18	Securities Purchase Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 4, 2001
10.19	Registration Rights Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 4, 2001
10.20	Form of Warrant issued by the Company in favor of each investor thereto, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on June 4, 2001
10.21+	Joint Venture Agreement, dated as of June 29, 2001, by and between the Company and BASF Aktiengesellschaft, incorporated by reference to Exhibit 10.18 of the Company’s Form 10-Q for the period ended June 30, 2001
10.22+	First Amendment to Joint Venture Agreement, by and between the Company and BASF Aktiengesellschaft, dated as of August 14, 2001, incorporated by reference to Exhibit 10.22.2 of the Company’s Form 10-Q for the period ended September 30, 2001
10.23+	Technology License Agreement, dated as of June 1, 2001, by and between the Company and BASF-LYNX Bioscience AG, incorporated by reference to Exhibit 10.19 of the Company’s Form 10-Q for the period ended June 30, 2001

Exhibit
No.	Description of Document

10.24	Common Stock Purchase Agreement, by and between the Company and Takara Shuzo Co., Ltd., dated as of October 1, 2001, incorporated by reference to Exhibit 10.24 of the Company’s Form 10-Q for the period ended September 30, 2001
10.25+	Purchase Agreement, dated as of March 5, 2002, by and between Geron Corporation and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 18, 2002
10.26+	Common Stock Purchase Agreement, dated as of March 5, 2002, by and between Geron Corporation and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on From 8-K filed on March 18, 2002
10.27	Form of Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002
10.28	Form of Registration Rights Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002
10.29	Form of Warrant issued by the Company in favor or each investor party to the Securities Purchase Agreement and Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002
10.30**	Employment Agreement, dated as of June 3, 2002, by and between the Company and Kevin P. Corcoran, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2002
10.31**	Employment Agreement, dated as of June 10, 2002, by and between the Company and Thomas J. Vasicek, Ph.D., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2002
10.33	Common Stock Purchase Agreement, dated as of September 25, 2002, by and between the Company and Takara Shuzo Co., Ltd., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002
10.34	Loan and Security Agreement, dated October 23, 2002, by and between the Company and Comerica Bank-California, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002
10.35	Common Stock Purchase Agreement, dated as of December 26, 2002, by and between the Company and Takara Shuzo Co., Ltd., incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the period ended December 31, 2002
10.37**	Employment Agreement, dated as of March 20, 2003, by and between the Company and Kathy A. San Roman, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended March 31, 2003
10.38**	The Company’s 1992 Stock Plan, as amended, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2003
10.39	Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on September 25, 2003
10.40	Form of Warrant issued by the Company in favor of each investor, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on September 25, 2003
10.41+	Services Agreement, by and between E.I. DuPont de Nemours and Company and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2003
10.42	Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on January 2, 2004
10.43	Form of Warrant issued by the Company in favor of each investor, incorporated by reference to the indicated exhibit of the Company’s Form 8-K filed on January 2, 2004
10.44	Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to the Company’s Current Report on Form 8-K filed on March 12, 2004

Exhibit
No.	Description of Document

10.45	Form of Warrant issued by the Company in favor of each investor, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 12, 2004
10.46	Asset Purchase Agreement, dated as of March 22, 2004, by and among Lynx Therapeutics, Inc. and the parties listed therein, incorporated by reference to the indicated exhibit of Lynx’s Form 10-Q filed on May 13, 2004
10.47+	Colony Technology Sharing Agreement, dated as of March 22, 2004, by and between Solexa Limited and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Form 10-Q filed on May 13, 2004
10.48	Deed, dated October 25, 2004, by and between Lynx Therapeutics, Inc. and Solexa Limited, regarding Colony Technology Sharing Agreement dated March 22, 2004, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on October 26, 2004
10.49++	Loan Agreement, dated August 12, 2004, by and between Lynx and Solexa Limited, incorporated by reference to the indicated exhibit in the Company’s Registration Statement on Form S-4 filed on October 29, 2004
10.50++	Letter, dated September 28, 2004, from Solexa Limited to Lynx, incorporated by reference to the indicated exhibit in the Company’s Registration Statement on Form S-4 filed on October 29, 2004
10.51++	Master Development Agreement, dated as of October 28, 2004, between Solexa Limited and Lynx Therapeutics, Inc, incorporated by reference to the indicated exhibit in the Company’s Registration Statement on Form S-4 filed on October 29, 2004
10.52**	Employment Agreement, dated January 29, 2003, between Lynx Therapeutics, Inc. and Mary L. Schramke, Ph.D., incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on November 22, 2004
10.53	Loan and Security Agreement, dated as of December 28, 2004, between Silicon Valley Bank and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on January 3, 2005
10.54	Intellectual Property Security Agreement, dated as of December 28, 2004, by and between Silicon Valley Bank and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on January 3, 2005
10.55	Warrant to Purchase Stock, issued by Lynx Therapeutics, Inc. to Silicon Valley Bank on December 28, 2004, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on January 3, 2005
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney. Reference is made to the signature page.
31.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1++*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

*	Being filed herewith; all other exhibits previously filed.

**	Management contract or compensatory plan or arrangement.

(+)	Portions of this agreement have been deleted pursuant to our request for confidential treatment.

++	This certification “accompanies” the Annual Report on Form 10-K to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Lynx Therapeutics, Inc. under the Securities Act or the Exchange Act (whether made before or after the date of the Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.