Form 10-Q
period 2005-03-31
Solexa, Inc.
filed 2005-05-23
CIK 913275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of common stock outstanding as of May 12, 2005 was 19,972,809.

Solexa, Inc.

FORM 10-Q
For the Quarter Ended March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Solexa, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2005	2004
	(unaudited)	See Note 1
ASSETS
Current assets:
Cash and cash equivalents	$4,449	$10,463
Accounts receivable	337	25
Inventory	1,277	—
Loan receivable from Lynx Therapeutics, Inc.	—	2,500
Other current assets	1,333	1,875

Total current assets	7,396	14,863

Property and equipment, net	8,059	1,009
Intangible assets, net	3,506	1,943
Goodwill	22,153	—
Other non-current assets	256	—

Total assets	$41,370	$17,815

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,149	$840
Accrued compensation	371	207
Accrued professional fees	391	—
Deferred revenue - current portion	770	—
Equipment financing, current portion	—	23
Other accrued liabilities	637	391
Note payable	2,857	—

Total current liabilities	9,175	1,461
Deferred revenues	1,680	—
Equipment financing, net of current portion	22	4
Other non-current liabilities	3,635	—
Series B preferred redeemable convertible shares	—	15,919

Stockholders’ equity:
‘A’ convertible ordinary shares	—	20
Ordinary shares	—	9
Common stock	176	—
Additional paid-in capital	52,556	20,385
Deferred compensation	(622)	—
Accumulated other comprehensive income	2,688	2,697
Accumulated deficit	(27,940)	(22,680)

Total stockholders’ equity	26,868	431

	$41,370	$17,815

See accompanying notes.

Solexa, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Service revenue	$605	$17

Operating costs and expenses:
Cost of service fees	540	—
Research and development	2,732	1,360
General and administrative	2,594	760

Total operating costs and expenses	5,866	2,120

Loss from operations	(5,261)	(2,103)

Interest income, net	4	77
Other (expense), net	(3)	—

Net loss	$(5,260)	$(2,026)
Dividends to ‘A’ ordinary and ‘B’ preferred shares	522	—

Net loss attributable to common shareholders	(5,782)	(2,026)

Basic and diluted net loss per common share	$(0.96)	$(1.96)

Weighted average shares used to compute basic and diluted net loss per share	6,007	1,036

See accompanying notes.

Solexa, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Operating activities:
Net loss	$(5,260)	$(2,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	555	154
Stock based compensation expense	13	—
Amortization of warrant value related to note payable	32	—

Changes in operating assets and liabilities:
Accounts receivable	118	—
Inventory	26	—
Other current assets	837	(144)
Accounts payable	(880)	72
Other accrued liabilities	(60)	—
Deferred revenues	(411)	—
Non-current liabilities	(43)	—

Net cash used in operating activities	(5,073)	(1,944)

Investing activities:
Purchases of property and equipment	(453)	(62)
Costs paid in connection with the business combination	(365)	—

Net cash used in investing activities	(818)	(62)

Financing activities:
Issuance of common stock, net of repurchases	3	—
Repayment of equipment loans	(5)	—

Net cash used in financing activities	(2)	—

Net decrease in cash and cash equivalents	(5,893)	(2,006)
Effect of exchange rate differences on cash and cash equivalents	(121)	250

Cash and cash equivalents at beginning of period	10,463	8,907

Cash and cash equivalents at end of period	$4,449	$7,151

See accompanying notes.

Solexa, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

1. Nature of Business

Solexa, Inc. (“Solexa, ” or the “Company”) is in the business of developing and commercializing genetic analysis technologies. We are currently developing and preparing to commercialize a novel instrumentation system for genetic analysis based on our Sequencing-by-Synthesis, or SBS, chemistry and the DNA “cluster” technology we acquired in 2004. This platform is expected to support many types of genetic analysis, including DNA sequencing, gene expression, genotyping and micro-RNA analysis. We believe that this technology, which can potentially generate over a billion bases of DNA sequence from a single experiment with a single sample preparation, will dramatically reduce the cost, and improve the practicality, of human re-sequencing relative to conventional technologies. We anticipate launching our first generation whole-genome sequencing system by the end of 2005. We believe our new DNA sequencing system will enable us to implement a new business model based primarily on the sales of genomic sequencing equipment, reagents and services to end user customers. Our longer-term goal is to further reduce the cost of human re-sequencing to a few thousand dollars for use in a wide range of applications from basic research through clinical diagnostics.

     Unless specifically noted otherwise, as used throughout these consolidated financial statements, “Lynx Therapeutics,” or “Lynx” refers to the business, operations and financial results of Lynx Therapeutics, Inc. prior to the business combination on March 4, 2005, “Solexa Limited” refers to the business of Solexa Limited, a privately-held United Kingdom company, prior to the business combination and “Solexa” or “we” refers to the business of the combined company after the business combination, as the context requires.

2. Basis of Presentation

     On March 4, 2005, Solexa Limited, a United Kingdom company, completed a business combination transaction with Lynx Therapeutics, Inc. (“Lynx”), a Delaware company listed on the Nasdaq SmallCap market. In connection with this transaction Lynx changed its name to Solexa, Inc. and its symbol on the Nasdaq SmallCap Market to SLXA. The accounting acquiror in the business combination was Solexa Limited, and the historical financial statements prior to the business combination reflect those of Solexa Limited. The audited financial statements of Solexa Limited as of December 31, 2004, for each of the three years in the period ended December 31, 2004, and for the period from inception (September 2, 1998) to December 31, 2004 are included in Solexa’s Current Report on Form 8-K filed with Securities and Exchange Commission on May 20, 2005 (See Note 4).

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Solexa without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (“SEC”). Certain prior year amounts have been reclassified to conform to the current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations; nevertheless, Solexa believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim consolidated condensed financial statements may not be indicative of results for any other interim period or for the entire year.

     Our unaudited condensed consolidated financial statements have been presented on a basis that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced losses since our inception, including a net loss for the three months ended March 31, 2005. We expect to continue to incur net losses as we proceed with the commercialization and additional development of our technologies. The magnitude of these losses will depend on the rate of growth, if any, in our revenues and on the level of our expenses. Our cash and cash equivalents have decreased from $10.5 million as of December 31, 2004 to $4.5 million as of March 31, 2005. On April 21, 2005, we entered into a definitive agreement for a private placement of common stock and warrants to purchase common stock which will raise approximately $30.8 million, net of expenses. On April 25, 2005 we received gross proceeds of $8.5 million pursuant to this agreement. We believe this funding of $30.8 million will be sufficient to meet our operating requirements for at least the next twelve months. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.

     The unaudited condensed consolidated financial statements include all accounts of Solexa and our wholly owned subsidiaries, Solexa Limited and Lynx Therapeutics Gmbh. All significant intercompany balances and transactions have been eliminated.

     Solexa Limited was a development stage company prior to the business combination transaction with Lynx. As a result of the business combination, Solexa, Inc. is not considered to be a development stage company.

3. Summary of Significant Accounting Policies

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Foreign Currency Translation

     Assets and liabilities of our wholly-owned foreign subsidiaries are translated to the US dollar from their local currency, which is the functional currency, at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are reflected as a separate component of stockholders’ equity.

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

     Substantially all of our revenues are derived from sales of our genomics services which are currently based on our MPSS technology. We depend on a single supplier to manufacture flow cells used in our MPSS technology. While we believe that alternative suppliers for flow cells exist, identifying and qualifying new suppliers could be an expensive and time-consuming process. In addition, we currently utilize a single supplier to purchase PacI, a restriction enzyme used as part of preparing samples for processing with our MPSS technology. We currently purchase PacI from New Engand BioLabs under a supply agreement, the term of which is scheduled to expire on August 15, 2005. Our reliance on sole outside vendors involves several risks, including the inability to obtain an adequate supply of required components due to manufacturing capacity constraints, a discontinuance of a product by a third-party manufacturer or other supply constraints, reduced control over quality and pricing of components and delays and long lead times in receiving materials from the vendors.

     Fair Value of Financial Instruments

     The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their fair value because of the short-term nature of these financial instruments. The fair value of other short-term and long-term obligations is estimated based on current interest rates available to us for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their fair values.

     Property and Equipment

     Property and equipment are stated at original cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which are generally three years to four years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining term of the facility lease.

     Revenue Recognition

     Revenues are related to service fees for services that we perform on the biological samples we receive from our customers. The Company recognizes revenue when persuasive evidence of an arrangement exists; services have been rendered and materials are delivered; the fee is fixed and determinable; and collectibility is reasonably assured. Determination of whether persuasive evidence of an arrangement exists and whether or services have been rendered are based on management’s judgments regarding the fixed nature of the fee charged for the analysis performed and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain transactions then such amounts are recorded as deferred revenue.

     Inventory

     Inventory is stated at the lower of cost (which approximates first-in, first-out cost) or market. The balances at March 31, 2005 were classified as raw materials and work in process. There was no inventory at December 31, 2004 as the Company was in the development stage prior to the business combination transaction with Lynx and the primary activity of the Company was research and development. Raw material inventories consist primarily of reagents and other chemicals utilized while performing genomics services. Work in process inventories consists of accumulated cost of experiments not completed. Inventory used in providing genomics services and for reagent sales is charged to cost of service fees. Reagents and chemicals purchased for internal development purposes are charged to research and development expense upon receipt or as consumed.

     Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Raw materials	$330	$—
Work in process	947	—

	$1,277	$—

     Goodwill and Other Intangible Assets

     Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in the business combination. Other intangibles include patents, acquired technology rights and developed technology and are being amortized using the straight-line method over estimated useful lives of seven to ten years.

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Under Statement No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under Statement No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if there are indicators such assets may be impaired) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their estimated useful lives (but with no maximum life). The amortization provisions of Statement No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company has adopted these statements and is not amortizing goodwill but will test it for impairment annually or whenever events or circumstances suggest that the carrying value may not be recoverable.

     Pension Costs

     The Company operates a defined contribution pension plan for employees of its Solexa Limited subsidiary. Contributions by the Company are charged to the statement of operations as they become payable into the individuals’ pension plans in accordance with the rules of the plan.

     Net Loss Per Share

     Basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding for 2005 and ordinary shares for 2004 during the respective periods. Options to purchase common shares, ‘A’ ordinary stock and “B” convertible redeemable preferred stock, were not included in the computation of diluted net loss per share, as their effect was antidilutive for the periods presented. Therefore, both the basic and diluted net loss per share computations resulted in the same number and there were no reconciling items. The options, ‘A’ ordinary stock and Series B convertible redeemable preferred stock will be included in the calculation at such time as the effect is no longer antidilutive, as calculated using the treasury stock method. Upon the consummation of the business combination transaction, all ordinary, “A” ordinary, and “B”convertible redeemable preferred stock, were converted to Solexa, Inc. common stock.

     Stock-Based Compensation

     We grant stock options to employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. We account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), and related Interpretations. Under APB 25, when the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     All stock option awards to non-employees are accounted for at the fair value of the equity instrument issued, as calculated using the Black-Scholes model, in accordance with FASB Statement No. 123, Accounting for Stock-based Compensation, or Statement 123, and Emerging Issues Task Force Consensus No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The option arrangements are subject to periodic remeasurement over their vesting terms.

     Pro forma information regarding net loss and net loss per share required by SFAS 123, as amended by SFAS 148, is presented below and has been determined as if the Company had accounted for awards under its stock option and employee stock purchase plans using the fair value method:

	Three Months Ended
	March 31,
	2005	2004
Net loss, as reported	$(5,782)	$(2,026)

Add: Stock-based employee compensation as reported	13	—
Deduct: Stock-based employee compensation as if fair value method applied to all awards	(14)	(15)

Net loss, pro forma as if fair value method applied to all awards	$(5,783)	$(2,041)

Basic and diluted net loss per share, as reported	$(0.96)	$(1.96)

Basic and diluted net loss per share, pro forma as if fair value method applied to all awards	$(0.96)	$(1.97)

     Comprehensive Income (Loss)

     In accordance with SFAS No. 130, “Reporting Comprehensive Income”, all components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss).

4. Recent Accounting Pronouncements

     In December 2004, the FASB issued a revision of Statement 123, Accounting for Stock-Based Compensation. The revision is referred to as Statement 123R — Share-Based Payment, effective for fiscal years beginning after June 15, 2005. Statement 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock purchase plans. We expect to adopt Statement 123R using the modified prospective method on January 1, 2006. We are currently evaluating option valuation methodologies and assumptions in light of Statement 123R; the methodologies and assumptions we ultimately use to adopt Statement 123R may be different than those currently used. We currently expect that our adoption of Statement 123R will have a material impact on our consolidated results of operations.

5. Business combination and name change

     On March 4, 2005, Solexa Limited, a privately held United Kingdom company and Lynx Therapeutics, Inc., a Delaware corporation listed on the Nasdaq SmallCap Market, closed a business combination transaction which enabled Solexa Limited to apply Lynx’s expertise in designing genetic analytical instrumentation to Solexa’s novel DNA sequencing technology. Solexa Limited has become a wholly-owned subsidiary of Lynx as a result of the transaction. However, because the former Solexa Limited shareholders owned approximately 80% of the shares of the common stock immediately following the transaction, Solexa Limited’s designees to the combined company’s board of directors represent a majority of the combined company’s directors and Solexa Limited’s senior management represent a majority of the senior management of the combined company, Solexa Limited is deemed to be the acquiring company for accounting purposes. Accordingly, the assets and liabilities of Lynx were recorded, as of the date of the business combination, at their respective fair values and added to those of Solexa Limited. Reported results of operations of the combined company issued for the three months ended March 31, 2005, reflect those of Solexa Limited, to which the operations of Lynx were added from the date of the consummation of the business combination. The operating results of the combined company reflect purchase accounting adjustments. Additionally, historical financial condition and results of operations shown for comparative purposes in this Form 10-Q reflect those of Solexa Limited.

Total consideration is as follows:

Common stock	$15,922
Estimated fair value of Lynx stock options assumed	851
Loans from Solexa to Lynx and related interest	2,719
Direct transaction costs of Solexa	1,076

Total	$20,568

     Lynx issued approximately 13.8 million shares of common stock in exchange for all of the outstanding share capital of Solexa Limited and issued options to purchase approximately 917,000 shares of its common stock in exchange for all of Solexa Limited’s outstanding share options.

     Based on the average of the closing prices for a range of trading days (September 24, 2004 through September 30, 2004, inclusive) around and including the announcement date of the business combination transaction between Lynx and Solexa Limited, the fair value of the outstanding Lynx shares is $4.23 per share or approximately $15.9 million. The total purchase price of $20.6 million includes the fair value of the outstanding Lynx common stock of approximately $15.9 million, the fair value of Lynx outstanding stock options of approximately $0.9 million, the fair value of a loan and related interest from Solexa Limited to Lynx of $2.7 million and direct transaction costs of approximately $1.1 million.

     The net book value of acquired assets and liabilities, which approximated fair value as of March 4, 2005, was as follows (in thousands):

Assets:
Cash and cash equivalents	$199
Other current assets	2,337
Fixed assets	7,090
Other non-current assets	256

Total assets	$9,882

Liabilities:
Current liabilities	$7,263
Deferred revenue	2,861
Long-term liabilities	3,678

Total liabilities	$13,802

Net book value of acquired assets and liabilities	$(3,920)

     Based in part upon an independent third-party valuation of the intangible assets acquired, we have allocated the total purchase price on March 4, 2005 as follows (in thousands):

Net liabilities	$(3,920)
Goodwill	22,153
Intangible assets	1,700
Deferred compensation	635

$20,568

     Information regarding our acquisition-related intangible assets as of March 31, 2005 is as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents and developed technology	$1,700	$14	$1,686

     Amortization expense of acquisition-related intangible assets was $14,000 for the three months ended March 31, 2005. The patents and developed technology is being amortized on a straight-line basis over a ten-year period.

     For fiscal years ending December 31, estimated amortization expense of acquisition-related intangible assets for the business combination is as follows (in thousands):

Remainder of 2005	$127
2006	170
2007	170
2008	170
2009	170
Thereafter	879

$1,686

Pro Forma Results of Operations

     The results of operations of Lynx are included in the Company’s condensed consolidated financial statements from the date of the business combination transaction as of March 4, 2005. The following table presents pro forma results of operations and gives effect to the business combination transaction as if the business combination transaction were consummated at the beginning of the period presented. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the business combination transaction had be completed at the beginning of the period or of the results that may occur in the future.

	Three Months Ended
	March 31,
	2005	2004
Service revenue	$1,501	$1,168
Net loss	(13,327)	(6,456)

Net loss per share-basic and diluted	$(2.22)	$(6.23)

6. Comprehensive Loss

     The following are the components of comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net loss	$(5,782)	$(2,026)
Currency translation	(9)	269

Comprehensive (loss)	$(5,791)	$1,757

7. Note Payable

     On December 28, 2004, Lynx entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) under which SVB advanced a loan to Lynx in the aggregate principal amount of $3,000,000, which was assumed in the business combination and remains outstanding at March 31, 2005. The loan bears interest at 10% per annum and is due on the earlier to occur of fifteen days after our receipt of gross proceeds in the amount of $10 million for the issuance of equity in a private placement transaction or July 31, 2005. Under the Loan Agreement, SVB was granted a security interest in substantially all of Lynx’s assets, including but not limited to all of its goods, equipment, inventory, contract rights, licenses and intellectual property rights. The Loan Agreement includes negative covenants that, among other things, restrict us from paying dividends, acquiring all or substantially all of the capital stock of another person, or having a material change in our ownership or management, without the prior written consent of SVB, which consent shall not be unreasonably withheld. Under the Loan Agreement, the business combination transaction required, and received, the prior written consent of SVB.

     In connection with the Loan Agreement, Lynx issued to SVB a warrant to purchase 47,770 shares of its common stock at an exercise price of $6.28 per share. The value of the warrant has been reflected as a financing cost which is being amortized as interest expense over the life of the loan. The warrant is exercisable until December 27, 2007.

8. Redeemable Convertible Preferred Stock and Shareholders’ Equity

     Series B redeemable convertible preferred shareholders were entitled to received a fixed dividend of 8% per annum of the subscription price of the shares. The shares together with accrued dividends were classified as a liability in the balance sheet at December 31, 2004 since the shares carried certain redemption privileges which were outside of the control of the Company. Upon the closing of the business combination transaction, all outstanding shares of Series B redeemable convertible preferred stock were converted to common stock of Solexa, Inc.

     Upon the closing of the business combination transaction, all outstanding shares of Series A ordinary shares were converted into common stock of Solexa, Inc.

9. Related-Party Transactions

Axaron Bioscience AG

     As a result of the business combination, Solexa has an equity investment in Axaron Bioscience AG, or Axaron, a company owned primarily by BASF AG and Solexa. As of March 31, 2005, we held approximately a 42% ownership interest in Axaron.

     We have a technology licensing agreement with Axaron which allows Axaron to use our proprietary MPSS and Megasort technologies non-exclusively in Axaron’s neuroscience, toxicology and microbiology programs until December 31, 2007. Lynx received from Axaron a $5.0 million technology license fee, which was recorded as deferred revenue and was being recognized on a straight-line basis over the noncancelable term of the agreement. As part of the purchase accounting related to the business combination, the deferred revenue balance was reduced to zero since Lynx had no further legal performance obligation related to the Axaron contract. In accordance with APB 18, we do not apply the equity method as our investment in Axaron has been reduced to zero and no pro-rata share of Axaron losses has been reflected in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2005.

Other Transactions with Related Parties

Dr. Shankar Balasubramanian, a director of Solexa Limited, received $9,000 for consulting services during the first quarter of 2005. As of March 31, 2005 no amounts were payable by the Company to Dr. Balasubramanian.

Dr. Timothy Rink, a director of Solexa Limited, earned $6,000 for consulting services provided during the first quarter of 2005. As of March 31, 2005, $1,000 was outstanding.

Dr. Stephen Allen is a director of Solexa Inc. Solexa Limited incurred a liability of $70,000 for consulting services provided during the first quarter of 2005, by i2r Ltd, a private company of which Dr. Allen is a shareholder and a director. As of March 31, 2005, $47,000 was outstanding under this arrangement.

     Solexa Limited incurred a liability of $84,000 to Abingworth Management Inc., a member of a group of companies that manages funds that are collectively significant holders of Solexa, Inc. common stock, for salary and expenses of John West, a director and Chief Executive Officer of Solexa Inc. and for consulting services for Claire Wilkinson, an employee of Abingworth Management, Inc. As of March 31, 2005, $59,000 was outstanding.

10. Acquisition of Intangible Assets

     In April 2004, Solexa Limited and Lynx jointly acquired from Manteia SA, a company established under the laws of Switzerland, or Manteia, the rights to proprietary technology assets for DNA colony generation. The acquired technology assets feature a process to enable parallel amplification of millions of DNA fragments, each from a single DNA molecule, to create DNA colonies or “clusters.” The clusters are dense collections of DNA molecules on a surface, which has enabled fast and simplified preparation of biological samples for analysis with our SBS technology and allow reduced reagent consumption as a result of the highly parallel nature of the analysis. We have incorporated the cluster technology assets into our DNA sequencing process.

11. Subsequent Event

     On April 21, 2005, Solexa entered into a definitive agreement for a private placement of common stock and warrants to purchase common stock (the “Financing”). Under the terms of the Financing, Solexa has agreed to sell an aggregate of approximately 8,125,000 shares of common stock at $4.00 per share and will issue warrants to purchase an aggregate of approximately 4,063,000 shares of common stock at an exercise price of $5.00 per share in two closings. The fair value of the warrants will be determined using the Black-Scholes option pricing model and will be recorded as offsetting entries in shareholders equity. The term of the warrants is five years and they are exercisable at anytime after six months from the date of issuance. Approximately 2,120,000 shares of common stock and warrants to purchase up to approximately 1,060,000 shares of common stock were sold and issued at the first closing on April 25, 2005. The balance of approximately 6,005,000 shares of common stock and warrants to purchase approximately 3,002,000 shares of common stock will be issued on the same terms in a second closing subject to stockholder approval at the Solexa 2005 annual meeting of stockholders. Solexa expects to raise approximately $30.8 million, net of issuance costs, at a result of this transaction, $8.5 million of which was received upon the first closing.

          On May 17, 2005, the Board of Directors of Solexa, approved a workforce restructuring plan designed to reflect Solexa’s ongoing transition from its MPSS™ technology to the development and commercialization of its next-generation genetic analysis instrument system. The restructuring plan, which was initiated on May 18, 2005, involved a workforce reduction of approximately 17% and has left Solexa with a post-reduction workforce of approximately 116 U.S. and U.K. employees. We expect to incur restructuring charges of approximately $350,000 in the second quarter of 2005 primarily associated with employee severance costs. The workforce reduction included positions in most functional areas of Solexa.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Operating results for the three months ended March 31, 2005 are not necessarily indicative of results that may occur in future periods.

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. When used herein, the words “believe,” “anticipate,” “expect,” “estimate” and similar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section. We undertake no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

Overview

     We are in the business of developing and commercializing genetic analysis technologies. We are currently developing and preparing to commercialize a novel instrumentation system for genetic analysis based on our Sequencing-by-Synthesis, or SBS, chemistry and the DNA “cluster” technology we acquired in 2004. This one platform is expected to support many types of genetic analysis, including DNA sequencing, gene expression, genotyping and micro-RNA analysis. We believe that this technology, which can potentially generate over a billion bases of DNA sequence from a single experiment with a single sample preparation, will dramatically reduce the cost, and improve the practicality, of human re-sequencing relative to conventional technologies. We anticipate launching our first generation whole-genome sequencing system by the end of 2005. We believe our new DNA sequencing system will enable us to implement a new business model based primarily on the sales of genomic sequencing equipment, reagents and services to end user customers. Our longer-term goal is to further reduce the cost of human re-sequencing to a few thousand dollars for use in a wide range of applications from basic research through clinical diagnostics. On March 4, 2005, Solexa Limited, a privately-held United Kingdom company, and Lynx Therapeutics, Inc., a Delaware corporation, closed a business combination. Solexa Limited has become a wholly-owned subsidiary of Lynx as a result of the transaction. However, because the former Solexa Limited shareholders owned approximately 80% of the shares of the common stock immediately following the transaction, Solexa Limited’s designees to the combined company’s board of directors represent a majority of the combined company’s directors and Solexa Limited’s senior management represented a majority of the senior management of the combined company immediately following the business combination, Solexa Limited is deemed to be the acquiring company for accounting purposes. Accordingly, the assets and liabilities of Lynx were recorded, as of the date of the business combination, at their respective fair values and added to those of Solexa Limited. Reported results of operations of the combined company issued for the three months ended March 31, 2005, reflect those of Solexa Limited, to which the operations of Lynx were added from the date of the consummation of the business combination. The operating results of the combined company reflect purchase accounting adjustments, including increased amortization and depreciation expense for acquired assets. Additionally, historical financial condition and results of operations shown for comparative purposes in this Form 10-Q reflect those of Solexa Limited.

     In connection with this business combination transaction, Lynx changed its name to Solexa, Inc. and its symbol on the Nasdaq SmallCap Market to SLXA. Unless specifically noted otherwise, as used throughout these Consolidated Financial Statements, “Lynx Therapeutics,” and “Lynx” refers to the business, operations and financial results of Lynx Therapeutics, Inc. prior to the business combination on March 4, 2005, “Solexa Limited” refers to the business of Solexa Limited, a privately-held United Kingdom company, prior to the business combination and “Solexa” or “we” refers to the business of the combined company after the business combination, as the context requires.

     On May 17, 2005, the Board of Directors of Solexa, Inc., or Solexa, approved a workforce restructuring plan designed to reflect Solexa’s ongoing transition from its MPSSTM technology to the development and commercialization of its next-generation genetic analysis instrument system. The restructuring plan, which was initiated on May 18, 2005, involved a workforce reduction of approximately 17% and has left Solexa with a post-reduction workforce of approximately 116 U.S. and U.K. employees. We expect to incur restructuring charges of approximately $350,000 in the second quarter of 2005 primarily associated with employee severance costs. The workforce reduction included positions in most functional areas of Solexa.

     Solexa Limited has incurred net losses each year since our inception in 1998, including a net loss for the three months ended March 31, 2005. As of March 31, 2005, we had an accumulated deficit of approximately $27.9 million. We expect to continue to incur net losses as we proceed with the commercialization and additional development of our technologies. The size of these losses will depend on the rate of growth, if any, in our revenues and on the level of our expenses. Our cash and cash equivalents have decreased from $10.5 million as of December 31, 2004 to $4.5 million as of March 31, 2005. On April 21, 2005, we entered into a definitive agreement for a private placement of common stock and warrants to purchase common stock which is expected to raise approximately $30.8 million, net of expenses. On April 25, 2005 we approximately received $8.5 million pursuant to this agreement. We believe this anticipated funding of $30.8 million, together with available cash resources will be sufficient to meet our operating requirements for at least the next twelve months, including the repayment of the $3.0 million loan from SVB. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.

     Prior to the business combination with Lynx, Solexa Limited was a development stage company with minimal revenue. As a result of the business combination, we are no longer a development stage company. Until our new genetic analysis instrument system is completed, our primary revenue source will be from the genetic analysis service business of Lynx. Lynx has historically received and we expect to continue to receive in the future, a significant portion of our genetic analysis service revenues from a small number of customers and collaborators.

     Revenues from the service business in each quarterly and annual period have in the past, and could in the future, fluctuate due to: the timing and amount of any technology access fees and the period over which the revenue is recognized; the level of service fees, which is tied to the number and timing of biological samples received from our customers and collaborators, as well as our performance of the related genomics services on the samples; the timing of achievement of milestones and the amount of related payments to us; the sale of instruments, if any, and the number, type and timing of new, and the termination of existing, agreements with customers and collaborators.

     Our operating costs and expenses include service fees and other, research and development expenses and general and administrative expenses. Service fees and other includes primarily the costs of direct labor, materials and supplies, outside expenses, equipment and overhead incurred by us in performing our genetic analytical services for, and the costs of reagents and instruments sold to, our customers and collaborators. Research and development expenses include the costs of personnel, materials and supplies, outside expenses, equipment and overhead incurred by us in research and development related to our genetic analysis instrument systems and process improvements related to our services business. Research and development expenses are expected to increase due to spending for ongoing technology development and implementation, as well as increased headcount from the business combination. General and administrative expenses include the costs of personnel, materials and supplies, outside expenses, equipment and overhead incurred by us primarily in our administrative, business development, legal and investor relations activities. General and administrative expenses is expected to increase in support of our research and development, commercial and business development efforts, as well as increased headcount from the Lynx/Solexa business combination.

Critical Accounting Policies and Estimates

     Revenue Recognition

     Revenues are related to service fees for services that we perform on the biological samples we receive from our customers. The Company recognizes revenue when persuasive evidence of an arrangement exists; services have been rendered and materials are delivered; the fee is fixed and determinable; and collectibility is reasonably assured. Determination of whether persuasive evidence of an arrangement exists and whether or services have been rendered are based on management’s judgments regarding the fixed nature of the fee charged for the analysis performed and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain transactions then such amounts are recorded as deferred.

     Inventory

     Inventory is stated at the lower of cost (which approximates first-in, first-out cost) or market. The balances at March 31, 2005 were classified as raw materials and work in process. There was no inventory at December 31, 2004 as the company was in the development stage prior to the business combination transaction with Lynx and the primary activity of the company was research and development. Raw material inventories consist primarily of reagents and other chemicals utilized while performing genomics services. Work in process inventories consists of accumulated cost of experiments not completed. Inventory used in providing genomics services and for reagent sales is charged to cost of service fees and other as consumed. Reagents and chemicals purchased for internal development purposes are charged to research and development expense upon receipt or as consumed.

     Goodwill and Other Intangible Assets

     Goodwill represents the difference between the purchase price and the fair value of net tangible and identifiable intangible assets acquired in the business combination. Other intangibles include patents, acquired technology rights and developed technology and are being amortized using the straight-line method over estimated useful lives of seven to ten years.

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if there are indicators such assets may be impaired) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their estimated useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company has adopted these statements and is not amortizing goodwill but will test it for impairment annually or whenever events or circumstances suggest that the carrying value may not be recoverable.

     Stock-Based Compensation

     We grant stock options to employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the day prior to the date of grant. We account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related Interpretations. Under APB 25, when the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     All stock option awards to non-employees are accounted for at the fair value of the equity instrument issued, as calculated using the Black-Scholes model, in accordance with SFAS No.123, Accounting for Stock-based Compensation, or SFAS 123, and Emerging Issues Task Force Consensus No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The option arrangements are subject to periodic remeasurement over their vesting terms.

     Pro forma information regarding net loss and net loss per share required by SFAS 123, as amended by SFAS 148, is presented below and has been determined as if the Company had accounted for awards under its stock option and employee stock purchase plans using the fair value method:

	Three Months Ended
	March 31,
	2005	2004
Net loss, as reported	$(5,782)	$(2,026)

Add: Stock-based employee compensation as reported	13	—
Deduct: Stock-based employee compensation as if fair value method applied to all awards	(14)	(15)

Net loss, pro forma as if fair value method applied to all awards	$(5,783)	$(2,041)

Basic and diluted net loss per share, as reported	$(0.96)	$(1.96)

Basic and diluted net loss per share, pro forma as if fair value method applied to all awards	$(0.96)	$(1.97)

Recent Accounting Pronouncements

     In December 2004, the FASB issued a revision of FAS No. 123, “Accounting for Stock-Based Compensation.” The revision is referred to as “FAS 123R — Share-Based Payment”, effective for reporting periods beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission (“SEC”) adopted a rule amendment that delayed the compliance dates for FAS 123R such that we are now allowed to adopt the new standard no later than January 1, 2006. FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock purchase plans. We expect to adopt FAS 123R using the modified prospective method on January 1, 2006. We are currently evaluating option valuation methodologies and assumptions in light of FAS 123R; the methodologies and assumptions we ultimately use to adopt FAS 123R may be different than those currently used. We currently expect that our adoption of FAS 123R will have a material impact on our consolidated results of operations.

Results of Operations

Revenues

     Revenues for the three-month period ended March 31, 2005 were approximately $605,000, compared to revenues of $17,000 for the corresponding three-month period of 2004. The increase was primarily due to revenue generated by the service business we acquired in the business combination because we were a development stage company prior to that time. Through the rest of 2005, we expect revenues attributable to our genomics services business to vary from period to period based in part on the timing of receipt of biological samples, variability in outstanding contracts, and the presence of non-service fee revenues, including sales of reagents and other. Near the end of 2005, as we introduce our SBS-cluster based technology in our genomics services business, our revenues could vary due to interruptions in service production as the new instrumentation is brought on line as well as due to variable customer demand until the new technology has demonstrated equivalence or superiority to the MPSS™ technology.

Operating Costs and Expenses

     Total operating costs and expenses were approximately $5.9 million for the three-month period ended March 31, 2005, compared to approximately $2.1 million for the three-month period ended March 31, 2004.

     Cost of service fees reflect primarily the costs of providing our genomics services. For the three-month period in 2005, cost of service fees and other was $540,000 compared to zero for the corresponding period in 2004.

     Research and development expenses were approximately $2.7 million for the three-month period ended March 31, 2005, compared to approximately $1.4 million for the corresponding period in 2004. The increase in research and development expenses was primarily due to increases in headcount at Solexa Limited during 2004 and as a result of the business combination on March 4, 2005, as well as increases in material expenses. Research and development expenses are expected to increase during the rest of 2005 due to the full effect of the increase in headcount resulting from the business combination, as well as spending for ongoing technology development and implementation.

     General and administrative expenses were $2.6 million for the three-month period ended March 31, 2005, compared to $760,000 for the corresponding period in 2004. The increase in general and administrative expenses in 2005 as compared to 2004 is primarily due to the increase in headcount attributable to the business combination and costs associated with an employee severance agreement.

Interest Income

     Interest income was approximately $4,000 for the quarter ended March 31, 2005, compared to $77,000 for the quarter ended March 31, 2004. The decrease was due to lower average cash balances during the first quarter of 2005 as compared to 2004.

Liquidity and Capital Resources

     Cash and cash equivalents have decreased from the $10.5 million, as of December 31, 2004, to $4.4 million, as of March 31, 2005. Net cash used in operating activities was $5.1 million for the three months ended March 31, 2005, as compared to $1.9 million for the same period in 2004. The change was due primarily to the net loss of $5.3 million in 2005 as compared to $2.0 million in 2004.

     Net cash used in investing activities of $818,000 for the three-month period of 2005, was primarily due to purchases of property and equipment and the payment of costs associated with the business combination. Net cash used in investing activities of $62,000 for the three-month period of 2004 was due to purchases of property and equipment.

     We plan to use available funds for ongoing commercial and research and development activities, working capital and other general corporate purposes and capital expenditures. We expect capital investments during the remainder of 2005 will be approximately $500,000 and will be comprised of expenditures for capital equipment required in the normal course of business and acquisition of intellectual property. We intend to invest our excess cash in investment-grade, interest-bearing securities.

     Solexa Limited and Lynx have obtained funding for their operations primarily through sales of common and preferred stock, payments received under contractual arrangements with customers and collaborators, and interest income. Consequently, investors in our equity securities and our customers and collaborators are significant sources of liquidity for us. Therefore, our ability to maintain liquidity is dependent upon a number of uncertain factors, including but not limited to the following: our ability to advance and commercialize further our technologies; our ability to generate revenues through expanding existing customer and collaborations arrangements and obtaining significant new customers and collaborators; and the receptivity of capital markets toward our equity or debt securities. The cost, timing and amount of funds required for specific uses by us cannot be precisely determined at this time and will be based upon the progress and the scope of our commercial and research and development activities; payments received under customer, collaborative and license agreements; our ability to establish and maintain customer, collaborative and license agreements; costs of protecting intellectual property rights; legal and administrative costs; additional facilities capacity needs, and the availability of alternate methods of financing.

     Solexa Limited has incurred net losses each year since its inception in 1998. As of March 31, 2005, we had an accumulated deficit of $27.9 million. Net losses may continue for the next several years as we proceed with the development and commercialization of our technologies. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses.

     On April 21, 2005, we entered into a definitive agreement for a private placement of common stock and warrants to purchase common stock which is expected to raise approximately $30.8 million, net of issuance costs. On April 25, 2005 we received gross proceeds of approximately $8.5 million pursuant to this agreement. We believe this anticipated funding of $30.8 million, together with cash resources will be sufficient to meet our operating requirements for at least the next twelve months including the repayment of the $3.0 million loan from SVB. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.

Additional Business Risks

     Our business faces significant risks. These risks include those described below and may include additional risks of which we are not currently aware or which we currently do not believe are material. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. These risks should be read in conjunction with the other information set forth in or this report.

We have a history of net losses, expect to continue to incur net losses and may not achieve or maintain profitability.

     We have incurred net losses each year since inception of Solexa Limited in 1998, including a net loss for the three months ended March 31, 2005. As of December 31, 2004 we had an accumulated deficit of approximately $28.0 million. In addition, Lynx had incurred net losses each year since its inception in 1992. Net losses for the combined company may continue for the next several years as the combined company proceeds with the development and commercialization of its technologies. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, in revenues and on the level of expenses. Research and development expenditures and general and administrative costs have exceeded revenues to date, and these expenses may increase in the future. We will need to generate significant revenues to achieve profitability, and even if we are successful in achieving profitability, there is no assurance we will be able to sustain profitability.

We may need to raise additional funding, which may not be available on favorable terms, if at all.

     We may need to raise additional capital through public or private equity or debt financings in order to satisfy our projected capital needs. We estimate that we will require approximately $35,000,000 in capital to meet our needs through 2006, including the approximately $8,640,000 received at the first closing of our private placement transaction on April 25, 2005. On April 21, 2005, we entered into a definitive agreement for a private placement of approximately 8,125,000 shares of common stock at $4.00 per share and warrants to purchase approximately 4,063,000 shares of common stock at an exercise price of $5.00 per share in two closings. Approximately 2,160,000 shares of common stock and warrants to purchase up to approximately 1,060,000 shares of common stock were sold and issued at the first closing on April 25, 2005 with aggregate gross proceeds to us of approximately $8,640,000. The balance of approximately 6,005,000 shares of common stock and warrants to purchase approximately 3,002,000 shares of common stock are expected to be sold and issued on substantially the same terms in a second closing subject to stockholder approval at our 2005 annual meeting of stockholders.

     The amount of additional capital we would need to raise would depend on many factors, including:

•	the second closing of the private placement transaction;

•	the progress and scope of research and development programs;

•	the progress of efforts to develop and commercialize new products and services, and

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

     We cannot be certain that additional capital will be available when and if needed or that our actual cash requirements will not be greater than anticipated. If we require additional capital at a time when investment in biotechnology companies or in the marketplace in general is limited due to the then prevailing market or other conditions, we may not be able to raise such funds at the time that we desire or any time thereafter. If we are unable to obtain financing on terms favorable to us, we may be unable to execute our business plan and may be required to cease or reduce development or commercialization of our products, to sell some of all of our technology or assets or to merge with another entity.

The issuance of shares of our common stock and warrants to purchase shares of our common stock in the private placement transaction will substantially reduce the percentage interests of our stockholders who are not participating in the private placement transaction.

     As of May 12, 2005, 19,972,809 shares of our common stock are issued and outstanding. On April 21, 2005, we entered into a definitive agreement for a private placement of approximately 8,125,000 shares of common stock and warrants to purchase approximately 4,063,000 shares of common stock in two closings. Approximately 2,160,000 shares of common stock and warrants to purchase up to approximately 1,060,000 shares of common stock were sold and issued at the first closing on April 25, 2005. The balance of approximately 6,005,000 shares of common stock and warrants to purchase approximately 3,002,000 shares of common stock are expected to be sold and issued on the same terms in a second closing subject to stockholder approval at our 2005 annual meeting of stockholders. Certain of our stockholders, including funds affiliated with Abingworth Management Limited, Amadeus Capital Partners Limited, Oxford Bioscience Partners and SV Life Sciences have agreed to purchase approximately 2,700,000 shares of common stock and warrants to purchase 1,350,000 shares of common stock at the second closing of the financing and have entered into agreements with us to vote in favor of the financing at the 2005 annual meeting of stockholders. The issuance of approximately 8,125,000 shares of common stock and warrants to purchase approximately 4,063,000 shares of common stock shares will cause a significant reduction in the relative percentage interests of current our stockholders who are not participating in the private placement transaction in the earnings, voting, liquidation and book and market value of us.

We may not realize the benefits we expect from the combination of Solexa Limited and Lynx.

     The integration of Solexa Limited and Lynx will be complex, time consuming and expensive, and may disrupt our business. We will need to overcome significant challenges in order to realize any benefits or synergies from the combination of Solexa Limited and Lynx. These challenges include the timely, efficient and successful execution of a number of post-transaction events.

     We may not succeed in addressing these risks or any other problems encountered in connection with the combination. The inability to successfully integrate the operations, technology and personnel of Solexa Limited and Lynx, or any significant delay in achieving integration, could hurt our business and, as a result, the market price of our common stock.

If management is unable to effectively manage the increased size and complexity of the combined company, our operating results will suffer.

     On March 4, 2005, Solexa Limited’s 60 employees based outside of Cambridge, U.K. were added to Lynx’s existing 75 employees based in Hayward, California. As a result we will face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, financial controls, policies, standards and benefits and compliance programs. The inability to successfully manage the substantially larger and internationally diverse organization, or any significant delay in achieving successful management, could hurt our business.

We have a new management team that may not be able to define or execute on our business plan.

     Effective March 4, 2005, John West was named chief executive officer of Solexa. Mr. West has been the chief executive officer of Solexa Limited since August 2004. Effective March 10, 2005, Peter Lundberg was named vice president and chief technical officer of Solexa. Effective March 31, 2005, Linda Rubinstein was named vice president and chief financial officer of Solexa. In addition we anticipate hiring during 2005 to fill executive positions in marketing and manufacturing. While Mr. West has experience managing private genomics companies and large genomics teams within public U.S. companies, he has not previously been chief executive of a public company in the U.S. Mr. West anticipates dividing his time between our operations in California and our operations in the U.K. for the foreseeable future. These executives are new to our company and may not be effective, individually or as a group, in executing our business plan, and our operating results may suffer as a result.

We could lose key personnel, which could materially affect our business and require us to incur substantial costs to recruit replacements for lost personnel.

     As a result of the combination, current and prospective employees of the combined company could experience uncertainty about their future roles within the combined company. Any of our key personnel could terminate their employment, sometimes without notice, at any time. People key to the operation and management of the combined company are John West, our chief executive officer; Peter Lundberg, our vice president and chief technical officer, Mary Schramke, vice president and general manager of genomic services, Linda Rubinstein, our vice president and chief financial officer, and Tony Smith, our vice president and chief scientific officer. We are also highly dependent on the principal members of our scientific staff. The loss of any of these persons’ services might adversely impact the achievement of our objectives and the continuation of existing customer, collaborative and license agreements. In addition, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. There is currently a shortage of skilled executives and employees with technical expertise, and this shortage is likely to continue. As a result, competition for skilled personnel is intense and turnover rates are high. Competition for experienced scientists from numerous companies, academic and other research institutions may limit our ability to attract and retain such personnel.

Our company’s officers, and directors and their affiliated entities have substantial control over the company.

     As of May 12, 2005, our company’s executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 72% of the combined company. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other changes in corporate control.

We intend to implement a business model that is unproven and different from Lynx’s former business model.

     Our business model is based primarily on the planned sales of genomic sequencing equipment and future sales of reagents and services to support customers in their use of that equipment. Lynx’s historical business model was based on providing genomics services using its MPSS technology and supplying customers with DNA sequences and other information that result from experiments. A change in emphasis from our former business model may cause our current customers to delay, defer or cancel any purchasing decisions with respect to new or existing agreements. To date, we have not been contacted by any current customer with respect to any such delay, deferral or cancellation of any existing agreement. There is no assurance that we will be successful in changing the emphasis of our business model from providing sequencing services to selling equipment, reagents and support services to new or existing customers.

It is uncertain whether we will be able to successfully develop and commercialize our new products or to what extent we can increase our revenues or become profitable.

     We set out to develop new genomics sequencing technologies and we are now using those technologies to develop new equipment, reagents and services. If our strategy does not result in the development of products that we can commercialize, we will be unable to generate significant revenues. Although Lynx has developed DNA sequencing machines and Solexa provides, and Lynx provided gene expression services to customers with our machines, these were based on the MPSS technology that Lynx previously developed rather than the new technologies under development. We cannot be certain that we can successfully develop any new products or that they will receive commercial acceptance, in which case we may not be able to recover our investment in the product development.

We will need to develop manufacturing capacity by ourselves or with a partner.

     If we are successful in achieving market acceptance for our new DNA analytical instruments, we will need either to build internal manufacturing capacity or to contract with a manufacturing partner. There is no assurance that we will be able to build manufacturing capacity internally, or to find a manufacturing partner, to meet both the volume and quality requirements necessary to be successful in the market. Any delay in establishing or inability to expand our manufacturing capacity could hurt our business.

Our technology platform is at the development stage and is unproven for market acceptance.

     While some of our gene expression technology has been commercialized and is currently in use, we are developing additional technologies to generate information about gene sequences that may enable scientists to better understand complex biological processes. These technologies are still in development, and we may not be able to successfully complete development of these technologies or to commercialize them. Our success of depends on many factors, including:

•	technical performance of our technologies in relation to existing technologies;

•	the acceptance of our technology in the market place;

•	the ability to establish an instrument manufacturing capability, or to obtain instruments from another manufacturer; and

•	the ability to manufacture reagents and other consumables, or obtain licenses to resell reagents and other consumables.

     You must evaluate us in light of the uncertainties and complexities affecting an early stage genetic analysis company. The application of our technologies is in too early a stage to determine whether they can be successfully implemented. Our technologies also depend on the successful integration of independent technologies, each of which has its own development risks. Furthermore, we are anticipating that, if our technology is able to successfully reduce the cost of genetic analysis relative to existing providers, our technology may be able to displace current technology as well as to expand the market for genetic analysis to include new applications that are not practical with current technology. There is no guarantee, even if our technology is able to successfully reduce the cost of genetic analysis relative to existing providers, that we will be able to induce customers with installed bases of conventional genetic analysis instruments to purchase our system or to expand the market for genetic analysis to include new applications. Furthermore, if we are able to successfully commercialize our genetic analysis systems only as a replacement for existing technology, we may face a much smaller market.

We are dependent on our genetic analysis service customers and collaborators and will need to find additional genetic analysis customers and collaborators in the future.

     Our strategy for the development and commercialization of our technologies and potential genetic analytical instrument systems includes entering into customer agreements and collaborations in which we provide genetic analytical services to research institutes and pharmaceutical, biotechnology and agricultural companies. At present, our services business constitutes generates substantially all of our revenues. After we have developed our new genetic analytical instrument systems, it is our intention to deploy these systems over time to replace the instruments currently used in our services business, which operate based on Lynx’s MPSS technology, If we are successful in commercializing our genetic analytical instrument systems, we anticipate continuing to provide genetic analysis services after the commercial launch of our genetic analysis instrument systems to meet particular customer requirements, but also to support the marketing of our instruments by, for example, allowing potential systems customers to understand how our instrumentation performs on their samples of interest. There is no guarantee, however, that our service business will generate positive cash flow or become profitable. Furthermore, unless and until we are able to commercialize our new genetic analytical instrument systems under development, we will be dependent on a small number of customers to continue our current services business, and the loss of one or more of those customers could harm our results of operations.

     Prior to the business combination with Solexa Limited, Lynx derived substantially all of its revenues from customer agreements related to its services business. A significant portion of its revenues came from a small number of collaborators, customers and licensees. Thus, until we are able to commercialize our new products under development, we will be dependent on a small number of customers to continue our current business, and the loss of one or more of those customers could harm our results of operations.

We operate in an intensely competitive industry with rapidly evolving technologies, and our competitors may develop products and technologies that make ours obsolete.

     The biotechnology industry is highly fragmented and is characterized by rapid technological change. In particular, the areas of genetic analysis platforms and genomics research are rapidly evolving fields. Competition among entities developing genetic analysis systems is intense. Many of our competitors have substantially greater research and product development capabilities and financial, scientific and marketing resources than we do.

     In our genetic analysis systems business, we face, and will continue to face, competition primarily from biotechnology companies, such as Affymetrix, Inc., Celera Genomics Group, Gene Logic, Inc., and Agencourt Biosciences, academic and research institutions and government agencies, both in the United States and abroad. We are aware that certain entities are using a variety of gene expression analysis methodologies, including chip-based systems, to attempt to identify disease-related genes and to perform clinical diagnostic tests. A number of large companies offer DNA sequencing equipment including Applera Corporation, Beckman Coulter, Inc., and the Amersham Biosciences business of General Electric. A number of other smaller companies are also in the process of developing novel techniques for DNA sequencing. These companies include 454 Corporation, Helicos Biosciences, Nanofluidics, Visigen and Genovoxx. In order to successfully compete against existing and future technologies, we will need to demonstrate to potential customers that our technologies and capabilities are superior to those of our competitors. Some of our competitors may be:

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

     Any products developed through our technologies will compete in highly competitive markets. Our competitors may be more effective at using their technologies to develop commercial products. Moreover, our competitors may introduce novel genetic analysis platforms before we do so, which, if adopted by customers, could eliminate the market for our new genetic analysis systems. Further, our competitors may obtain intellectual property rights that would limit the use of our technologies or the commercialization of diagnostic or therapeutic products using our technologies. As a result, our competitors’ products or technologies may render our technologies and products, and those of our collaborators, obsolete or noncompetitive.

We have limited experience in sales and marketing and thus may be unable to further commercialize our genetic analytical instruments systems and services.

     Our ability to achieve profitability depends on attracting customers for our genetic analysis instrument systems and services. There are a limited number of research institutes and pharmaceutical, biotechnology and agricultural companies that are potential customers for our products and services. To market our products, we intend to develop a sales and marketing group with the appropriate technical expertise. We may not successfully build such a sales force. In addition, we may seek to enlist a third party to assist with sales and distribution globally or in certain regions of the world. There is no guarantee, if we do seek to enter into such an arrangement, that we will be successful in attracting a desirable sales and distribution partner, or that we will be able to enter into such an arrangement on favorable terms. If our sales and marketing efforts, or those of any third-party sales and distribution partner, are not successful, our technologies and products may not to gain market acceptance.

Our sales cycle for our service business is lengthy, and we may spend considerable resources on unsuccessful sales efforts or may not be able to enter into agreements on the schedule we anticipate.

     Our ability to obtain customers and collaborators for our technologies and products depends in significant part upon the perception that our technologies and products can help accelerate their drug discovery and genomics efforts. Our sales cycle for our service business is typically lengthy, up to approximately nine months, because we need to educate our potential customers and collaborators and sell the benefits of our products to a variety of constituencies within such companies. In addition, we may be required to negotiate agreements containing terms unique to each collaborator or customer. We may expend substantial funds and management effort without any assurance that we will successfully sell our technologies and products. Actual and proposed consolidations of pharmaceutical companies have negatively affected, and may in the future negatively affect, the timing and progress of our sales efforts.

We currently utilize a single supplier to purchase PacI, an enzyme used in our MPSS service

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

     Our success depends in part on our ability to obtain patents and maintain adequate protection of the intellectual property related to our technologies and products. The patent positions of biotechnology DNA sequencing instrument, regent sales and services companies, including us, are generally uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S., and many companies have encountered significant problems in protecting and defending their proprietary rights in foreign jurisdictions. We have applied and will continue to apply for patents covering our technologies, processes and products, as and when we deem appropriate. However, third parties may challenge these applications, or these applications may fail to result in issued patents. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around our patents. In addition, our patents may be challenged or invalidated or fail to provide us with any competitive advantage.

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

     Our commercial success depends in part on our ability to avoid infringing patents and proprietary rights of third parties and not breaching any licenses that we have entered into with regard to our technologies. Other parties have filed, and in the future are likely to file, patent applications covering imaging, image analysis, fluid delivery, DNA arrays on solid surfaces, chemical and biological reagents for DNA sequencing, genes, gene fragments, proteins, the analysis of gene sequence, gene expression and protein expression and the manufacture and use of DNA chips or microarrays, which are tiny glass or silicon wafers on which tens of thousands of DNA molecules can be arrayed on the surface for subsequent analysis. If patents covering technologies required by our operations are issued to others, we may have to rely on licenses from third parties, which may not be available on commercially reasonable terms, or at all.

     Third parties may accuse us of employing their proprietary technology without authorization. In addition, third parties may obtain patents that relate to our technologies and claim that use of such technologies infringes these patents. Regardless of their merit, such claims could require us to incur substantial costs, including the diversion of management and technical personnel, in defending itself against any such claims or enforcing our patents. In the event that a successful claim of infringement is brought against us, we may need to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, or at all. Defense of any lawsuit or failure to obtain any of these licenses could adversely affect our ability to develop and commercialize our technologies and products and thus prevent us from achieving profitability.

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

     We believe that the market price of our common stock will remain highly volatile and may fluctuate significantly due to a number of factors. The market prices for securities of many publicly-held, early-stage biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. For example, during the two-year period from April 1, 2004 to March 31, 2005, the closing sales price of our common stock as quoted on the Nasdaq National Market and Nasdaq SmallCap Market fluctuated from a low of $2.96 to a high of $17.00 per share. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The following factors and events may have a significant and adverse impact on the market price of our common stock:

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

Foreign Currency Rate Fluctuations

     On March 4, 2005, as a result of the Lynx/Solexa business combination, Solexa Limited became our wholly-owned subsidiary. The functional currency for Solexa Limited is the British pound. Its accounts are translated from the British pound to the U.S. dollar using the current exchange rate in effect at the balance sheet date, for balance sheet accounts, and using the average exchange rate during the period, for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions between us and Solexa Limited.

     The functional currency for our German subsidiary (the operations of which substantially ceased at the end of 2003) is the Euro. Our German subsidiary’s accounts are translated from the Euro to the U.S. dollar using the current exchange rate in effect at the balance sheet date, for balance sheet accounts, and using the average exchange rate during the period, for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We did not take any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our German subsidiary. Transactions with our European collaborators and customers are denominated in U.S. dollars.

Item 4. Controls and Procedures

     Based on their evaluation as of March 31, 2005, our chief executive officer and vice president and chief financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were ineffective in providing reasonable assurance that the information required to be disclosed by us in this report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weakness. As of March 31, 2005, we did not maintain effective controls over the application of generally accepted accounting principles (“GAAP”) related to the financial reporting process. We currently have limited financial personnel and they do not have sufficient depth, skills and experience to ensure that all transactions are accounted for in accordance with GAAP. Additionally, we have insufficient formalized procedures to assure that transactions receive adequate review by accounting personnel with sufficient technical accounting expertise.

     This control deficiency resulted in numerous miscellaneous adjustments that were required to bring our 2004 audited financial statements into compliance with GAAP. The impact of these adjustments did not require the restatement of any of our financial statements.

     The ineffective control over the application of GAAP related to the financial reporting process could result in a material misstatement to our annual or interim financial statements that may not be prevented or detected. As a result, management has determined that this control deficiency constituted a material weakness in internal controls over financial reporting as of March 31, 2005.

Changes in Internal Controls over Financial Reporting

     During the first quarter of 2005, we hired a vice president who, effective upon the filing of our 2004 annual report on Form 10-K on March 31, 2005, became our chief financial officer. We recruited a controller, who joined us on April 26, 2005. Additionally, we are in the process of reviewing our control procedures surrounding monthly account reconciliations, support for manual journal vouchers and the review of the monthly close to determine any additional steps necessary to remediate the material weakness.

     Except as discussed above, were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

     Our management, including our chief executive officer and vice president and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     At Lynx’s 2004 Annual Meeting of Stockholders held on March 1, 2005, Lynx stockholders voted on the following matters:

Proposal I — Approval of the issuance of Lynx common stock pursuant to the Acquisition Agreement, by and between Lynx and Solexa Limited and the resulting change of control of Lynx:

FOR	AGAINST	ABSTAIN	NO VOTE
4,168,434	29,036	72,394	2,515,799

Proposal II — Approval of (i) the sale, issuance or potential issuance of shares of Lynx common stock (including shares issuable upon conversion or exercise of convertible debt or warrants convertible into or exercisable for shares of Lynx common stock) for an aggregate consideration of not more than $10,000,000 (excluding amounts receivable by Lynx upon exercise of any warrants) at a price that may be less than the greater of book or market value of the Lynx common stock, to investors who will likely include affiliates of certain individuals who will be appointed to Lynx’s board of directors on the first closing date, and (ii) the change of control, if any, of Lynx which may occur as a result of such sale, issuance or potential issuance, in all cases to comply with the NASDAQ Marketplace Rule 4350.

FOR	AGAINST	ABSTAIN	NO VOTE
4,149,050	49,104	71,710	2,515,799

Proposal III — The following six directors were each elected for a one-year term expiring at Lynx’s 2005 Annual Meeting of Stockholders. With the exception of Craig Taylor, each of the directors elected at Lynx’s 2004 Annual Meeting of Stockholders resigned from the board of directors effective upon the completion of the business combination between Solexa Limited and Lynx on March 4, 2005:

Nominee	Votes For	Votes Withheld
Craig C. Taylor	6,376,072	409,591
Leroy Hood, M.D., Ph.D.	5,804,965	980,698
James C. Kitch	5,809,351	976,312
Marc D. Kozin	5,809,337	976,326
James V. Mitchell	6,413,951	371,712
David C. U’Prichard, Ph.D.	6,413,936	371,727

Proposal IV — Approval of an amendment to Lynx’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of Lynx’s common stock pursuant to which any whole number of outstanding shares between and including two and four would be combined into one share of Lynx common stock and to authorize Lynx board of directors to select one such number and file such amendment:

FOR	AGAINST	ABSTAIN
6,645,585	69,770	70,308

Proposal V — Approval of our 1992 Stock Option Plan, as amended, to increase the aggregate number of shares of common stock authorized for issuance under such plan by 2,000,000 shares if the transaction under the Acquisition Agreement is completed or 300,000 shares if the transaction is not completed:

FOR	AGAINST	ABSTAIN	NO VOTE
3,799,665	395,461	74,738	2,515,799

Proposal VI — Ratification of the selection of Ernst & Young LLP as the independent registered public accounting firm of the Company for its fiscal year ending December 31, 2004:

FOR	AGAINST	ABSTAIN
6,424,385	284,480	76,798

Item 6. Exhibits

     We incorporate by reference all exhibits filed in connection with our Annual Report on Form 10-K for the year ended December 31, 2004.

Exhibit
Number	Description
2.2.1	Amendment and Waiver, dated as of March 3, 2005, by and between Solexa Limited and the Company, incorporated by reference to the indicated exhibit of the Company’s Current Report of Form 8-K filed on March 7, 2005.

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 7, 2005.

3.3	Certificate of Ownership and Merger of the Company, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 7, 2005.

4.1	Form of Common Stock Certificate.

10.56	Letter agreement, dated as of March 23, 2005, by and between the Company and Linda Rubinstein, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 29, 2005.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Solexa, Inc. under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLEXA, INC.

/s/ John West

	By:	John West
Chief Executive Officer
(Principal Executive Officer)

Date: May 23, 2005
/s/ Linda Rubinstein

	By:	Linda Rubinstein
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 23, 2005

Exhibit Index

Exhibit
Number	Description
2.2.1	Amendment and Waiver, dated as of March 3, 2005, by and between Solexa Limited and the Company, incorporated by reference to the indicated exhibit of the Company’s Current Report of Form 8-K filed on March 7, 2005.

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 7, 2005.

3.3	Certificate of Ownership and Merger of the Company, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 7, 2005.

4.1	Form of Common Stock Certificate.

10.56	Letter agreement, dated as of March 23, 2005, by and between the Company and Linda Rubinstein, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 29, 2005.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Solexa, Inc. under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.