Form 10-Q
period 2005-06-30
Solexa, Inc.
filed 2005-08-22
CIK 913275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2005
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
Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of August 16, 2005 was 26,092,488.

Solexa, Inc.
FORM 10-Q
For the Quarter Ended June 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Solexa, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2005	2004
	(unaudited)	See Note 1
ASSETS
Current assets:
Cash and cash equivalents	$3,637	$10,463
Accounts receivable	124	25
Inventory	914	—
Loan receivable from Lynx Therapeutics, Inc.	—	2,500
Other current assets	914	1,875

Total current assets	5,589	14,863
Property and equipment, net	7,087	1,009
Intangible assets, net	3,836	1,943
Goodwill	22,221	—
Other non-current assets	255	—

Total assets	$38,988	$17,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,291	$840
Accrued compensation	797	207
Accrued professional fees	322	—
Deferred revenue, current portion	770	—
Equipment financing, current portion	43	23
Other accrued liabilities	692	391
Deferred rent, current portion	663	—
Note payable, current portion	2,964	—

Total current liabilities	7,542	1,461
Deferred revenues	1,219	—
Equipment financing, net of current portion	60	4
Deferred rent	2,830	—
Stockholders’ equity:
Series B preferred redeemable convertible shares	—	15,919
‘A’ convertible ordinary shares	—	20
Ordinary shares	—	9
Common stock	201	—
Additional paid-in capital	62,002	20,385
Deferred compensation	(428)	—
Accumulated other comprehensive income	2,887	2,697
Accumulated deficit	(37,325)	(22,680)

Total stockholders’ equity	27,337	16,350

Total liabilities and stockholders’ equity	$38,988	$17,815

See accompanying notes.

Solexa, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Service revenue	$1,399	$24	$2,004	$41
Operating costs and expenses:
Cost of service fees	1,738	—	2,278	—
Research and development	4,362	1,675	7,094	3,035
Sales, general and administrative	4,006	575	6,600	1,335
Restructuring charge	333	—	333	—

Total operating costs and expenses	10,439	2,250	16,305	4,370
Loss from operations	(9,040)	(2,226)	(14,301)	(4,329)
Interest income (expense), net	(340)	36	(337)	113
Other (expense), net	(5)	—	(7)	—

Net loss	(9,385)	(2,190)	(14,645)	(4,216)
Dividends to ‘A’ ordinary and “B” preferred shares	—	—	(522)	—

Net loss attributable to common shareholders	$(9,385)	$(2,190)	$(15,167)	$(4,216)

Basic and diluted net loss per common share Attributable to common shareholders	$(0.48)	$(2.11)	$(1.19)	$(4.07)
Weighted average shares used to compute basic and diluted net loss per common share	19,354	1,036	12,717	1,036

See accompanying notes.

Solexa, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Operating activities:
Net loss	$(14,645)	$(4,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,941	356
Stock based compensation expense	47	—
Business combination engagement fees	987	—
Amortization of warrant value related to note	139	—
Changes in operating assets and liabilities:
Accounts receivable	319	(57)
Inventory	389	—
Other current assets	—	(178)
Prepaid expenses and other current assets	1,201	—
Accounts payable	(2,741)	(93)
Other accrued liabilities	352	—
Deferred revenues	(872)	—
Non-current liabilities	(185)	—

Net cash used in operating activities	(13,068)	(4,188)

Investing activities:
Purchases of property and equipment	(791)	(2,112)
Cost associated with a patent purchase	(75)	—
Costs in connection with the business combination — paid, not received	(642)	—

Net cash used in investing activities	(1,508)	(2,112)

Financing activities:
Proceeds from exercise of stock options	308	—
Issuance of common stock, net of repurchases and issuance costs	7,813	—
Repayment of equipment loans	(13)	—
Proceeds from equipment sale and leaseback	93	—

Net cash provided by financing activities	8,201	—

Net decrease in cash and cash equivalents	(6,375)	(6,300)
Effect of exchange rate differences on cash and cash equivalents	(451)	196

Cash and cash equivalents at beginning of period	10,463	8,906

Cash and cash equivalents at end of period	$3,637	$2,802

See accompanying notes.

Solexa, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
1. Nature of Business
     Solexa, Inc. (“Solexa, “ or the “Company”) is in the business of developing and commercializing genetic analysis technologies. We are currently developing and preparing to commercialize a novel instrumentation system for genetic analysis based on our Sequencing-by-Synthesis, or SBS, chemistry and the DNA “cluster” technology we acquired in 2004. This platform is expected to support many types of genetic analysis, including DNA sequencing, gene expression, and micro-RNA analysis. We believe that this technology, which can potentially generate over a billion bases of DNA sequence from a single experiment with a single sample preparation, will dramatically reduce the cost, and improve the practicality, of human re-sequencing relative to conventional technologies. We anticipate introducing our first generation whole-genome sequencing system by the end of 2005. We believe our new DNA sequencing system will enable us to implement a new business model based primarily on the sales of genetic analysis equipment, reagents and other consumables and services to end user customers. Our longer-term goal is to further reduce the cost of human re-sequencing to a few thousand dollars for use in a wide range of applications from basic research through clinical diagnostics.
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
2. Basis of Presentation
     On March 4, 2005, Solexa Limited, a United Kingdom company, completed a business combination transaction with Lynx Therapeutics, Inc. (“Lynx”), a Delaware company listed on the Nasdaq SmallCap market. In connection with this transaction, Lynx changed its name to Solexa, Inc. and its symbol on the Nasdaq SmallCap Market to SLXA. The accounting acquirer in the business combination was Solexa Limited, and the historical financial statements prior to the business combination reflect those of Solexa Limited. The audited financial statements of Lynx as of December 31, 2004 and for each of the three years in the period ended December 31, 2004 are included in the Solexa, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission. The audited financial statements of Solexa Limited as of December 31, 2004, for each of the three years in the period ended December 31, 2004, and for the period from inception (September 2, 1998) to December 31, 2004 are included in Solexa’s Current Report on Amendment No. 1 on Form 8-K/A filed with Securities and Exchange Commission (the “SEC”) on May 20, 2005 (See Note 6).
     The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Solexa without audit, pursuant to the rules and regulations promulgated by the SEC. Certain prior year amounts have been reclassified to conform to the current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations; nevertheless, Solexa believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim consolidated condensed financial statements may not be indicative of results for any other interim period or for the entire year.
     Our unaudited condensed consolidated financial statements have been presented on a basis that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced losses since our inception, including a net loss for the six months ended June 30, 2005. We expect to continue to incur net losses as we proceed with the commercialization and development of our technologies and related products and services. The magnitude of these losses will depend on the rate of growth, if any, in our revenues and on the level of our expenses. Our cash and cash equivalents have decreased from $10.5 million as of December 31, 2004 to $3.6 million as of June 30, 2005. On April 21, 2005, we entered into a definitive agreement for a private placement of common stock and warrants to purchase common stock which raised approximately $31.0 million, net of expenses. Pursuant to this agreement, on April 25, 2005 we received gross proceeds of approximately $8.5 million, and on July 12, 2005 we received gross proceeds of approximately $24.0 million. We will need to raise additional capital in order to satisfy our projected capital needs through 2006. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.

     The unaudited condensed consolidated financial statements include all accounts of Solexa and our wholly owned subsidiaries, Solexa Limited and Lynx Therapeutics GmbH. All significant intercompany balances and transactions have been eliminated.
     Solexa Limited was a development stage company prior to the business combination transaction with Lynx. As a result of the business combination, Solexa, Inc. is no longer considered to be a development stage company.
3. Summary of Significant Accounting Policies
     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     Foreign Currency Translation
     Assets and liabilities of our wholly-owned foreign subsidiaries are translated to the US dollar from their local currency, which is the functional currency, at exchange rates in effect at the balance sheet date for certain assets and liabilities, and revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are reflected as a separate component of stockholders’ equity.
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
Pharmaceutical companies and research institutions account for a substantial portion of our trade receivables. Accounts receivable are stated as amounts billed to customers. We provide credit in the normal course of business to our customers and collateral for these receivables is generally not required. We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. We have not experienced significant credit losses to date.
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
     Revenue Recognition
     Revenues are related to service fees for services that we perform on the biological samples we receive from our customers. We recognize revenue when persuasive evidence of an arrangement exists; services have been rendered and materials are delivered; the fee is fixed and determinable; and collectibility is reasonably assured. Determination of whether persuasive evidence of an arrangement exists and whether our services have been rendered are based on management’s judgments regarding the fixed nature of the fee charged for the analysis performed and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain transactions then such amounts are recorded as deferred revenue.

     Inventory
     Inventory is stated at the lower of cost (which approximates first-in, first-out cost) or market. The balances at June 30, 2005 were classified as raw materials and work in process. There was no inventory at December 31, 2004 as Solexa Limited was in the development stage prior to the business combination transaction with Lynx, and its primary activity was research and development. Raw material inventories consist primarily of reagents and other chemicals utilized while performing genomics services. Work in process inventories consists of accumulated cost of experiments not completed. Inventory used in providing genomics services and for reagent sales is charged to cost of service fees. Reagents and chemicals purchased for internal development purposes are charged to research and development expenses upon receipt or as consumed.
     Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Raw materials	$350	$—
Work in process	564	—

	$914	$—

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
     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Under Statement No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under Statement No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if there are indicators such assets may be impaired) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their estimated useful lives (but with no maximum life). The amortization provisions of Statement No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. We have adopted these statements and are not amortizing goodwill but will test it for impairment annually or whenever events or circumstances suggest that the carrying value may not be recoverable.
     We conduct a quarterly review for impairment indicators relating to the carrying value of intangibles assets, developed product technology and capitalized patent costs. Indicators of impairment include, but are not limited to a significant adverse change in the business or legal factors; an adverse action or assessment by a regulator; and unanticipated competition or loss of key personnel. We concluded that there were no indicators of impairment of goodwill and other intangible assets as of June 30, 2005.
     Pension Costs
     We operate a defined contribution pension plan for employees of our Solexa Limited subsidiary. Contributions are charged to the statement of operations as they become payable into the individuals’ pension plans in accordance with the rules of the plan.
     Net Loss Per Share
     Basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding for 2005 and ordinary shares for 2004 during the respective periods.
     Common stock equivalents including options and warrants to purchase common shares, ‘A’ ordinary stock and “B” convertible redeemable preferred stock, were not included in the computation of diluted net loss per share, as their effect was anti-dilutive for the periods presented. Therefore, both the basic and diluted net loss per share computations resulted in the same number and there were no reconciling items. The options, ‘A’ ordinary stock and Series B convertible redeemable preferred stock will be included in the calculation at such time as the effect is no longer anti-dilutive, as calculated using the treasury stock method. Upon the consummation of the business combination transaction, all ordinary, “A” ordinary, and “B”convertible redeemable preferred stock, were converted to Solexa, Inc. common stock.

     Stock-Based Compensation
     We grant stock options to employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. We account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), and related Interpretations. Under APB 25, when the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.
     All stock option awards to non-employees are accounted for at the fair value of the equity instrument issued, as calculated using the Black-Scholes model, in accordance with FASB Statement No. 123, Accounting for Stock-based Compensation, or Statement 123, and Emerging Issues Task Force Consensus No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The option arrangements are subject to periodic re-measurement over their vesting terms.
     We estimate the fair value of stock options at the date of grant using the Black-Scholes options valuation model with the following weighted average assumptions for the three- and six-months ended June 30, 2005 and 2004: risk-free interest rate of 4.11% and 3.62% in 2005 and 2004, respectively; an expected life of six years; volatility factor of the expected market price of common stock of 106% in 2005 and 1.00% in 2004; and a dividend yield of zero.
     Pro forma information regarding net loss and net loss per share required by SFAS 123, as amended by SFAS 148, is presented below and has been determined as if we had accounted for awards under our stock option and employee stock purchase plans using the fair value method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss, as reported	$(9,385)	$(2,190)	$(15,167)	$(4,216)
Add: Stock-based employee compensation as reported	34	—	47	—
Deduct: Stock-based employee compensation as if fair value method applied to all awards	(2,043)	(14)	(2,057)	(29)

Net loss, pro forma as if fair value method applied to all awards	$(11,394)	$(2,204)	$(17,177)	$(4,245)

Basic and diluted net loss per common share, as reported	$(0.48)	$(2.11)	$(1.19)	$(4.07)

Basic and diluted net loss per common share, pro forma as if fair value method applied to all awards	$(0.59)	$(2.13)	$(1.35)	$(4.10)

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
4. Restructuring
     On May 17, 2005, the Board of Directors of Solexa approved a workforce restructuring plan designed to reflect Solexa’s ongoing transition from its MPSS™ technology to the development and commercialization of its next-generation genetic analysis instrument system. The restructuring plan, which was initiated on May 18, 2005, involved a workforce reduction of approximately 17% and left Solexa with a post-reduction workforce of approximately 116 U.S. and U.K. employees. The workforce reduction included positions in most functional areas of Solexa. Accordingly, we recognized a restructuring charge of $333,000 during the second quarter for severance and benefits related to the involuntary termination of approximately 24 employees.
     The following table sets forth an analysis of the components of the second quarter restructuring charges (in thousands):

Severance and Benefits

Restructuring provision:
Severance and benefits	$333
Cash paid	(328)

Reserve balance at June 30, 2005	$5

     We anticipate that the remaining reserve balance of $5,000 will be paid out by the third quarter of 2005.

5. Recent Accounting Pronouncements
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
6. Business combination and name change
     On March 4, 2005, Solexa Limited, a privately held United Kingdom company and Lynx Therapeutics, Inc., a Delaware corporation listed on the Nasdaq SmallCap Market, closed a business combination transaction which enabled Solexa Limited to apply Lynx’s expertise in designing genetic analytical instrumentation to automate Solexa’s novel DNA sequencing technology. Solexa Limited has become a wholly-owned subsidiary of Lynx as a result of the transaction. However, because immediately following the business combination transaction the former Solexa Limited shareholders owned approximately 80% of the shares of the common stock, Solexa Limited’s designees to the combined company’s board of directors represent a majority of the combined company’s directors and Solexa Limited’s senior management represented a majority of the senior management of the combined company, Solexa Limited is deemed to be the acquiring company for accounting purposes. Accordingly, the assets and liabilities of Lynx were recorded, as of the date of the business combination, at their respective fair values and added to those of Solexa Limited. Reported results of operations of the combined company issued for the six months ended June 30, 2005, reflect those of Solexa Limited, to which the operations of Lynx were added from the date of the consummation of the business combination. The operating results of the combined company reflect purchase accounting adjustments. Additionally, historical financial condition and results of operations shown for comparative purposes in this Form 10-Q reflect those of Solexa Limited.
Total consideration is as follows (in thousands):

Common stock	$15,922
Estimated fair value of Lynx stock options assumed	851
Loans from Solexa to Lynx and related interest	2,719
Direct transaction costs of Solexa	1,076

Total	$20,568

     Lynx issued approximately 13.8 million shares of common stock in exchange for all of the outstanding share capital of Solexa Limited and issued options to purchase approximately 910,000 shares of its common stock in exchange for all of Solexa Limited’s outstanding share options.
     Based on the average of the closing prices for a range of trading days (September 24, 2004 through September 30, 2004, inclusive) around and including the announcement date of the business combination transaction between Lynx and Solexa Limited, the fair value of the outstanding Lynx shares was $4.23 per share or approximately $15.9 million. The total purchase price of $20.6 million includes the fair value of the outstanding Lynx common stock of approximately $15.9 million, the fair value of Lynx outstanding stock options of approximately $0.9 million, the fair value of a loan and related interest from Solexa Limited to Lynx of $2.7 million and direct transaction costs of approximately $1.1 million.
     The net book value of acquired assets and liabilities, which approximated fair value as of March 4, 2005, was as follows (in thousands):

Assets:
Cash and cash equivalents	$199
Other current assets	2,269
Fixed assets	7,090
Other non-current assets	256

Total assets	$9,814

Liabilities:
Current liabilities	$7,263
Deferred revenue	2,861
Long-term liabilities	3,678

Total liabilities	$13,802

Net book value of acquired assets and liabilities	$(3,988)

     Based in part upon an independent third-party valuation of the intangible assets acquired, we have allocated the total purchase price on March 4, 2005 as follows (in thousands):

Net liabilities	$(3,988)
Goodwill	22,221
Intangible assets	1,700
Deferred compensation	635

$20,568

     Information regarding our acquisition-related intangible assets as of June 30, 2005 is as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents and developed technology	$1,700	$57	$1,643
     Amortization expense of acquisition-related intangible assets was $43,000 and $57,000 for the three- and six-months ended June 30, 2005. The patents and developed technology are being amortized on a straight-line basis over a ten-year period.
     For fiscal years ending December 31, estimated amortization expense of acquisition-related intangible assets for the business combination is as follows (in thousands):

Remainder of 2005	$85
2006	170
2007	170
2008	170
2009	170
Thereafter	878

$1,643

Pro Forma Results of Operations
     The results of operations of Lynx are included in Solexa’s condensed consolidated financial statements from the date of the business combination transaction as of March 4, 2005. The following table presents pro forma results of operations and gives effect to the business combination transaction as if the business combination transaction were consummated at the beginning of the period presented. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the business combination transaction been completed at the beginning of the period or of the results that may occur in the future.

	Three months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Service revenue	$1,399	$1,577	$2,900	$2,745

Net loss	(9,385)	(6,009)	(22,712)	(12,465)

Net loss per common share-basic and diluted	$(0.48)	$(5.80)	$(1.79)	$(12.03)

7. Comprehensive Loss
     The following are the components of comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Net loss	$(9,385)	$(2,190)	$(15,167)	$(4,216)
Currency translation	199	(128)	190	141

Comprehensive (loss)	$(9,186)	$(2,318)	$(14,977)	$(4,075)

8. Note Payable
     On December 28, 2004, Lynx entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) under which SVB advanced a loan to Lynx in the aggregate principal amount of $3,000,000, which was assumed in the business combination and which remains outstanding at June 30, 2005. The loan bears interest at 10% per annum and is due on the earlier to occur of fifteen days after our receipt of gross proceeds in the amount of $10 million for the issuance of equity in a private placement transaction or July 31, 2005. Under the Loan Agreement, SVB was granted a security interest in substantially all of Lynx’s assets, including but not limited to all of its goods, equipment, inventory, contract rights, licenses and intellectual property rights. The Loan Agreement includes negative covenants that, among other things, restrict us from paying dividends, acquiring all or substantially all of the capital stock of another person, or having a material change in our ownership or management, without the prior written consent of SVB, which consent shall not be unreasonably withheld. Under the Loan Agreement, the business combination transaction required, and received, the prior written consent of SVB. On July 14, 2005 we repaid the aggregate principal amount and accrued interest to SVB.
     In connection with the Loan Agreement, Lynx issued to SVB a warrant to purchase 47,770 shares of its common stock at an exercise price of $6.28 per share. The value of the warrant has been reflected as a financing cost that is being amortized as interest expense over the life of the loan. The warrant is exercisable until December 27, 2007 and is still outstanding at June 30, 2005.
9. Commitments and Contingencies
     We lease facilities and certain equipment under non-cancellable operating leases with various expiration dates through 2008. Future minimum lease payments under non-cancellable operating leases as of June 30, 2005 are as follows (in thousands):

Operating
Leases
Remaining portion of Fiscal 2005	$(1,345)
Fiscal 2006	(2,527)
Fiscal 2007	(2,526)
Fiscal 2008 and thereafter	(2,463)
Total minimum payments	$(8,859)

10. Redeemable Convertible Preferred Stock and Shareholders’ Equity
     Series B redeemable convertible preferred shareholders were entitled to receive a fixed dividend of 8% per annum of the subscription price of the shares. The shares together with accrued dividends were classified as a liability in the balance sheet at December 31, 2004 since the shares carried certain redemption privileges that were outside of our control. Upon the closing of the business combination transaction, all outstanding shares of Series B redeemable convertible preferred stock were exchanged for common stock of Solexa, Inc.
     Upon the closing of the business combination transaction, all outstanding shares of Series ‘A’ ordinary shares were exchanged for common stock of Solexa, Inc.
11. Related-Party Transactions
Axaron Bioscience AG
     Solexa holds an equity investment in Axaron Bioscience AG, or Axaron, a company owned primarily by BASF AG and Solexa, that was originally acquired by Lynx. As of June 30, 2005, we held approximately a 42% ownership interest in Axaron.
     We have a technology licensing agreement with Axaron, which allows Axaron to use our proprietary MPSS and Megasort technologies non-exclusively in Axaron’s neuroscience, toxicology and microbiology programs until December 31, 2007. Lynx received from Axaron a $5.0 million technology license fee, which was recorded as deferred revenue and was being recognized on a straight-line basis over the non-cancelable term of the agreement. As part of the purchase accounting related to the business combination, the deferred revenue balance was reduced to zero since Lynx had no further legal performance obligation related to the Axaron contract. In accordance with APB 18, we do not apply the equity method as our investment in Axaron has been reduced to zero and no pro-rata share of Axaron losses has been reflected in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2005.
Other Transactions with Related Parties
     Dr. Shankar Balasubramanian, a director of Solexa Limited, received $19,000 for consulting services during the first six months of 2005. As of June 30, 2005, no amounts were payable to Dr. Balasubramanian.
     Dr. Timothy Rink, a director of Solexa Limited, earned $20,000 for consulting services provided during the first six months of 2005. As of June 30, 2005, $ 4,000 was outstanding.
     Dr. Stephen Allen is a director of Solexa Inc. and Solexa Limited. Dr. Allen earned $9,000 in director fees from Solexa Limited during the first six months of 2005. As of June 30, 2005, no amounts were payable to Dr. Allen. Solexa Limited also incurred a liability of $137,000 for consulting services provided during the first six months of 2005, by i2r Ltd, a private company of which Dr. Allen is a shareholder and a director. As of June 30, 2005, $47,000 was outstanding under this arrangement.
     During the six-month period ended June 31, 2005 Solexa Limited incurred liabilities of $54,000 to Abingworth Management Inc. and $26,000 to Abingworth Management Ltd, members of a group of companies that manages funds that are collectively significant holders of Solexa, Inc. common stock. These liabilities were incurred for salary and expenses of John West in respect of his services as a director and Chief Executive Officer of Solexa Limited and for consulting services provided by Abingworth Management Ltd. As of June 30, 2005, no amounts were outstanding and these arrangements have been discontinued.
12. Purchase of Intangible Assets
     In April 2004, Solexa Limited and Lynx jointly acquired from Manteia SA, a company established under the laws of Switzerland, or Manteia, the rights to proprietary technology assets for DNA colony generation. The acquired technology assets feature a process to enable parallel amplification of millions of DNA fragments, each from a single DNA molecule, to create DNA colonies or “clusters.” The clusters are dense collections of DNA molecules on a surface, which has enabled fast and simplified preparation of biological samples for analysis with our SBS technology. We have incorporated the cluster technology assets into our DNA sequencing process.
     In the second quarter of 2005, we purchased intellectual property rights related to our core technology with a value of $525,000. Pursuant to this arrangement, paid cash of $75,000 and we issued 66,175 shares of common stock with a fair market value of $450,000. The amount has been capitalized as an intangible asset and the value is being amortized over 10 years. The Company believes that their technology contains alternative future uses.
13. Equity Related Transaction
     In June 2005, as part of settling a $1.7 million balanced owed to a consultant, we paid cash of $997,000 and issued a common stock and warrants valued at$1.7 million. As a result of this transaction, we recorded $987,000 of additional expense in the current quarter, representing the difference between the amount owed and the amount paid to the consultant.
14. Subsequent Events
     On July 2, 2005, following receipt of stockholder approval at the Solexa 2005 annual meeting of stockholders, Solexa issued approximately 6,005,000 shares of common stock and warrants to purchase approximately 3,002,000 shares of common stock to institutional investors receiving gross proceeds of $24.0 million. We had previously raised $8.5 million of gross proceeds in an initial closing of the financing on April 25, 2005. In aggregate, we raised a total of $31.0 million net of issuance costs.
     On July 14, 2005 Solexa repaid, in full, $3.0 million due to SVB under the Loan Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and our 2004 audited financial statements and notes thereto included in our Form 8-K, as amended, filed May 20, 2005.
     Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of results that may occur in future periods.
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
Overview
     We are in the business of developing and commercializing genetic analysis technologies. We are currently developing and preparing to commercialize a novel instrumentation system for genetic analysis based on our Sequencing-by-Synthesis, or SBS, chemistry and the DNA “cluster” technology we acquired in 2004. This single platform is expected to support many types of genetic analysis, including DNA sequencing, gene expression and micro-RNA analysis. We believe that this technology, which can potentially generate over a billion bases of DNA sequence from a single experiment with a single sample preparation, will dramatically reduce the cost, and improve the practicality, of human re-sequencing relative to conventional technologies. We anticipate launching our first generation whole-genome sequencing system by the end of 2005. We believe our new DNA sequencing system will enable us to implement a new business model based primarily on the sales of genetic analysis equipment, reagents and other consumables and services to end user customers. Our longer-term goal is to further reduce the cost of human re-sequencing to a few thousand dollars for use in a wide range of applications from basic research through clinical diagnostics.
     On March 4, 2005, Solexa Limited, a privately-held United Kingdom company, and Lynx Therapeutics, Inc., a Delaware corporation, closed a business combination. Solexa Limited became a wholly-owned subsidiary of Lynx as a result of the transaction, and Lynx changed its name to Solexa, Inc.. However, because immediately following the business combination transaction the former Solexa Limited shareholders owned approximately 80% of the shares of the common stock of Lynx, Solexa Limited’s designees to the combined company’s board of directors represented a majority of the combined company’s directors and Solexa Limited’s senior management represented a majority of the senior management of the combined company, Solexa Limited is deemed to be the acquiring company for accounting purposes. Accordingly, the assets and liabilities of Lynx were recorded, as of the date of the business combination, at their respective fair values and added to those of Solexa Limited. Reported results of operations of the combined company issued for the three and six months ended June 30, 2005, reflect those of Solexa Limited, to which the operations of Lynx were added from the date of the consummation of the business combination. The operating results of the combined company reflect purchase accounting adjustments, including increased amortization and depreciation expense for acquired assets. Additionally, historical financial condition and results of operations shown for comparative purposes in this Form 10-Q reflect those of Solexa Limited.
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
     On May 17, 2005, the Board of Directors of Solexa, Inc. approved a workforce restructuring plan designed to reflect Solexa’s ongoing transition from its MPSS™ technology to the development and commercialization of its next-generation genetic analysis instrument system. The restructuring plan, which was initiated on May 18, 2005, involved a workforce reduction of approximately 17% and left Solexa with a post-reduction workforce of approximately 116 U.S. and U.K. employees. We incurred restructuring charges of approximately $333,000 in the second quarter of 2005 primarily associated with employee severance costs. The workforce reduction included positions in most functional areas of Solexa.
     Solexa Limited has incurred net losses each year since its inception in 1998, including a net loss for the three and six months ended June 30, 2005. As of June 30, 2005, we had an accumulated deficit of approximately $37.3 million. We expect to continue to incur net losses as we proceed with the commercialization and additional development of our technologies. The size of these losses will depend on the rate of growth, if any, in our revenues and on the level of our expenses. Our cash and cash equivalents have decreased from $10.5 million as of December 31, 2004 to $3.6 million as of June 30, 2005. On April 21, 2005, we entered into a definitive agreement for a private placement of common stock and warrants to purchase common stock that raised approximately $31.0 million, net of expenses. On April 25, 2005 we received net proceeds of approximately $7.8 million pursuant to this agreement. Following the end of the quarter, on July 12, 2005, we received that balance of net proceeds of approximately $23.2 million pursuant to this agreement. We will need to raise additional capital in order to satisfy our projected capital needs through 2006. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.

     Prior to the business combination with Lynx, Solexa Limited was a development stage company with minimal revenue. As a result of the business combination, Solexa Limited is no longer a development stage company. Until our new genetic analysis instrument system is completed, our primary revenue source will be from our genomics services business, formerly of Lynx. Lynx historically received and we expect to continue to receive in the future, a significant portion of our genomics services revenues from a small number of customers.
     Revenues from the service business in each quarterly and annual period have in the past, and could in the future, fluctuate due to: the timing and amount of any technology access fees and the period over which the revenue is recognized; the level of service fees; which is tied to the number and timing of biological samples received from our customers, as well as our performance of the related genomics services on the samples; the timing of achievement of milestones and the amount of related payments to us; the sale of instruments, if any, and the number, type and timing of new, and the termination of existing, agreements with customers.
     Our operating costs and expenses, include service fees, research and development expenses, restructuring costs and sales, general and administrative expenses. Cost of service fees includes primarily the costs of direct labor, materials and supplies, outside expenses, equipment and overhead incurred by us in performing our genomics services for, and the costs of reagents and other consumables and instruments sold to, our customers. Research and development expenses include the costs of personnel, materials and supplies, outside expenses, equipment and overhead incurred by us in research and development related to our genetic analysis instrument systems and process improvements related to our services business. Research and development expenses are expected to increase due to spending for ongoing technology development and implementation, as well as increased headcount from the business combination. Sales, general and administrative expenses include the costs of personnel, materials and supplies, outside expenses, equipment and overhead incurred by us primarily in our administrative, sales and marketing, legal and investor relations activities. Sales, general and administrative expenses are expected to increase in support of our research and development and commercial efforts, as well as increased headcount from the business combination. Restructuring expenses include severance cost.
Critical Accounting Policies and Estimates
     Revenue Recognition
     Revenues are related to service fees for services that we perform on the biological samples we receive from our customers. We recognize revenue when persuasive evidence of an arrangement exists; services have been rendered and materials are delivered; the fee is fixed and determinable; and collectibility is reasonably assured. Determination of whether persuasive evidence of an arrangement exists and whether or not services have been rendered are based on management’s judgments regarding the fixed nature of the fee charged for the analysis performed and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain transactions then such amounts are deferred.
     Inventory
     Inventory is stated at the lower of cost (which approximates first-in, first-out cost) or market. The balances at June 30, 2005 were classified as raw materials and work in process. There was no inventory at December 31, 2004 as Solexa Limited was in the development stage prior to the business combination transaction with Lynx and its primary activity was research and development. Raw material inventories consist primarily of reagents and other chemicals utilized while performing genomics services. Work in process inventories consists of accumulated cost of experiments not completed. Inventory used in providing genomics services and reagent sales is charged to cost of service fees. Reagents and chemicals purchased for internal development purposes are charged to research and development expense.
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
     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if there are indicators such assets may be impaired) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their estimated useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. We have adopted these statements and is not amortizing goodwill but will test it for impairment annually or whenever events or circumstances suggest that the carrying value may not be recoverable.
     Stock-Based Compensation
     We grant stock options to employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the day prior to the date of grant. We account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related Interpretations. Under APB 25, when the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.
     All stock option awards to non-employees are accounted for at the fair value of the equity instrument issued, as calculated using the Black-Scholes model, in accordance with SFAS No.123, Accounting for Stock-based Compensation, or SFAS 123, and Emerging Issues Task Force Consensus No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The option arrangements are subject to periodic re-measurement over their vesting terms.
     We estimate the fair value of stock options at the date of grant using the Black-Scholes options valuation model with the following assumptions for the three- and six-months ended June 30, 2005 and 2004; risk-free interest rate of 4.11% and 3.62% in 2005 and 2004, weighted average respectively; an expected life of six years; volatility factor of the expected market price of common stock of 106% in 2005 and 1.00% in 2004; and a dividend yield of zero.
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

Results of Operations

Revenues
     Revenues for the three-month and six-month periods ended June 30, 2005 were approximately $1.4 million, and $2.0 million respectively. Revenues for the three-month and six-month periods ended June 30, 2004 were approximately $24,000 and $41,000 respectively. The increase was primarily due to revenue generated by the service business we acquired in the business combination because we were a development stage company prior to that time. Through the rest of 2005, we expect revenues attributable to our genomics services business to vary from period to period based in part on the timing of receipt of biological samples, variability in outstanding contracts, and the presence of non-service fee revenues, including sales of reagents and other consumables. Near the end of 2005, when we plan to introduce our SBS-cluster based technology in our genomics services business, our revenues could vary due to interruptions in service production as the new instrumentation is brought on line as well as due to variable customer demand until the new technology has demonstrated equivalence or superiority to the MPSS™ technology.
Operating Costs and Expenses
     Total operating costs and expenses were approximately $10.4 million and $16.3 million for the three- and six-month periods ended June 30, 2005 respectively, compared to approximately $2.2 million and $4.3 million for the three- and six-month period ended June 30, 2004 respectively.
     Cost of service fees reflect primarily the costs of providing our genomics services. For the three- and six-month period in 2005, cost of service fees were approximately $1.7 million and $2.3 million, respectively, compared to zero for the corresponding periods in 2004, respectively. The increase in cost of service fees was due to not having sales revenue in the prior year comparative periods.
     Research and development expenses were approximately $4.4 million and $7.1 million for the three- and six-month periods ended June 30, 2005 respectively, compared to approximately $1.7 million and $3.0 million for the corresponding periods in 2004. The increase in the period ended June 30, 2005 were primarily due to materials and supplies, consulting and other outside services and the increase in research and development support by the service production group. The increase in research and development expenses over the same periods in 2004 were primarily due to increases in headcount at Solexa Limited during 2004 and as a result of the business combination on March 4, 2005, as well as increases in material expenses. Research and development expenses are expected to increase during the rest of 2005 due to the full effect of the increase in headcount resulting from the business combination, as well as increased spending for ongoing technology development and implementation.
     Sales, general and administrative expenses were approximately $4.0 million and $6.6 million for the three-month and six-month periods ended June 30, 2005 respectively, compared to $0.6 million and $1.3 million for the corresponding periods in 2004. The increases for the period ended June 30, 2005 were primarily due to business combination expenses associated with a stock-based compensation charge representing the fair value of common stock and warrants issued to a consultant, personnel related expenses, offset with business combination fees.
     In the three-month period ended June 30, we recognized a restructuring charge of approximately $333,000. The restructuring charge included $333,000 of severance and benefits related to the involuntary termination of approximately 24 employees compared to zero for the corresponding period in 2004.
Interest Income (Expense), Net
     Interest expense, net was approximately $340,000 for the three-month and $337,000 for the six-month periods ended June 30, 2005. Interest income was approximately $36,000 and $113,000 for the three- and $ six-month period ended June 30, 2004, respectively. The interest expense, net remained flat over the three- and six-month periods in 2005. The increase in interest expense over the same periods in 2004 was due to the borrowing of approximately $2.8 million, the write off of an idle facility and lower average cash balances.
Liquidity and Capital Resources
     Cash and cash equivalents have decreased from approximately $10.5 million, as of December 31, 2004, to $3.6 million, as of June 30, 2005. Net cash used in operating activities was approximately $14.9 million for the six- months ended June 30, 2005, as compared to $4.2 million for the same period in 2004. The increase in cash used in operating activities for the six-months ended June 30, 2005 was primarily due to the net loss, primarily offset by a decrease in other current assets. Additionally there was a non-cash charge for the fair market value of common shares and warrants issued in connection with business combination fees. Net cash used in operating activities for the six-month period in 2004 was primarily due to the net loss.
     Net cash used in investing activities of $384,000 for the six-month period of 2005, was primarily due to purchases of property and equipment. Net cash used in investing activities of $2.1 million for the six-month period of 2004 was due to purchases of property and equipment.
     Net cash from financing activities of $8.9 million for the six-month period of 2005, consisted of $8.5 million received pursuant to a private placement of common stock, net of financing cost, and the proceeds from the exercise of stock options and the sale and leaseback of equipment. There were no financing activities for the six-month period of 2004.
     We plan to use available funds for ongoing commercial and research and development activities, working capital and other general corporate purposes and capital expenditures. We expect capital investments during the remainder of 2005 will be approximately $1.4 million and will be comprised of expenditures for capital equipment required in the normal course of business. We intend to invest our excess cash in investment-grade, interest-bearing securities.
     Solexa Limited incurred net losses each year since its inception in 1998 through March 5, 2005, and Solexa has continued to incur losses since the business combination with Lynx. As of June 30, 2005, we had an accumulated deficit of $37.3 million. Net losses may continue for the next several years as we proceed with the development and commercialization of our technologies. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses.
     On April 21, 2005, we entered into a definitive agreement for a private placement of common stock and warrants to purchase common stock that raised approximately $31.0 million, net of issuance costs. Pursuant to this agreement, on April 25, 2005 we received gross proceeds of approximately $8.5 million, and on July 12, 2005 we received gross proceeds of $24.0 million. We will need to raise additional capital in order to satisfy our projected capital needs through 2006. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.
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
     We have incurred net losses each year since our inception, including a net loss for the three months and six months ended June 30, 2005. As of June 30, 2005, we had an accumulated deficit of approximately $37.3 million. Net losses for the combined company may continue for the next several years as the combined company proceeds with the development and commercialization of its technologies. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, in revenues and on the level of expenses. Research and development expenditures and sales, general and administrative costs have exceeded revenues to date, and these expenses may increase in the future. We will need to generate significant revenues to achieve profitability, and even if we are successful in achieving profitability, there is no assurance we will be able to sustain profitability.
We will need to raise additional funding, which may not be available on favorable terms, if at all.
     We will need to raise additional capital through public or private equity or debt financings in order to satisfy our projected capital needs through 2006.
     The amount of additional capital we will need to raise depends on many factors, including:
•	the progress and scope of research and development programs;

•	the progress of efforts to develop and commercialize new products and services; and

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.
     We cannot be certain that additional capital will be available when and as needed or that our actual cash requirements will not be greater than anticipated. If we require additional capital at a time when investment in biotechnology companies or in the marketplace in general is limited due to the then prevailing market or other conditions, we may not be able to raise such funds at the time that we desire or any time thereafter. If we are unable to obtain financing on terms favorable to us, we may be unable to execute our business plan and may be required to cease or reduce development or commercialization of our products, to sell some of all of our technology or assets or to merge with another entity.

We may not realize the benefits we expect from the combination of Solexa Limited and Lynx.
     The integration of Solexa Limited and Lynx has been and will be complex, time consuming and expensive, and may disrupt our business. We will need to overcome significant challenges in order to realize any benefits or synergies from the combination of Solexa Limited and Solexa. These challenges include the timely, efficient and successful execution of a number of tasks related generally to the transaction and in particular to product development programs.
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
      As of June 30, 2005, the 60 employees of Solexa Limited, our UK subsidiary, are based near Cambridge, UK and our 57 U.S. employees are based in Hayward, California. As a result we face challenges inherent in efficiently managing and coordinating the activities of our increased number of employees located in different countries, including the need to implement appropriate systems, financial controls, policies, standards and benefits and compliance programs. The inability to successfully manage the substantially larger and internationally diverse organization, or any significant delay in achieving successful management, could hurt our business.
We have a new management team that may not be able to define or execute on our business plan.
     Effective March 4, 2005, John West was named our chief executive officer. Mr. West has been the chief executive officer of Solexa Limited since August 2004. Effective March 10, 2005, Peter Lundberg was named our vice president and chief technical officer. Effective March 31, 2005, Linda Rubinstein was named our vice president and chief financial officer. Several additional senior staff members have been hired as well. While Mr. West has experience managing private scientific instrument companies and large genomics teams within a public U.S. company, he has not previously been chief executive of a public company in the U.S. Mr. West anticipates dividing his time between our operations in California and our operations in the U.K. for the foreseeable future. These executives are new to our company and may not be effective, individually or as a group, in executing our business plan, and our operating results may suffer as a result.
We could lose key personnel, which could materially affect our business and require us to incur substantial costs to recruit replacements for lost personnel.
     As a result of the combination, current and prospective employees of the combined company could experience uncertainty about their future roles within the combined company. Any of our key personnel could terminate their employment, sometimes without notice, at any time. People key to the operation and management of the combined company are John West, our chief executive officer, Peter Lundberg, our vice president and chief technical officer, Linda Rubinstein, our vice president and chief financial officer, and Tony Smith, our vice president and chief scientific officer. We are also highly dependent on the principal members of our scientific staff. The loss of any of these persons’ services might adversely impact the achievement of our objectives and the continuation of existing customer agreements. In addition, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. There is currently a shortage of skilled executives and employees with technical expertise, and this shortage is likely to continue. As a result, competition for skilled personnel is intense and turnover rates are high. Competition for experienced scientists from numerous companies, academic and other research institutions may limit our ability to attract and retain such personnel.
Our company’s officers, and directors and their affiliated entities have substantial control over the company.
     As August 11, 2005, our company’s executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 58% of the combined company, including warrants exercisable within 60 days of August 11, 2005. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other changes in corporate control.
We intend to implement a business model that is unproven and different from our former business model.
     Our current business model is based primarily on the planned sales of genetic analysis instruments and future sales of reagents and other consumables and services to support customers in their use of that equipment. Our historical business model was based on providing genomics services using our MPSS technology and supplying customers with DNA sequences and other information that result from experiments. A change in emphasis from our former business model may cause our current customers to delay, defer or cancel any purchasing decisions with respect to new or existing agreements. To date, we have not been contacted by any current customer with respect to any such delay, deferral or cancellation of any existing agreement. There is no assurance that we will be successful in changing the emphasis of our business model from providing genomics services to selling instruments, consumables and support services to new or existing customers.
It is uncertain whether we will be able to successfully develop and commercialize our new products or to what extent we can increase our revenues or become profitable.
     We set out to develop new DNA sequencing technologies and we are now using those technologies to develop new instruments, consumables and services. If our strategy does not result in the development of products that we can commercialize, we will be unable to generate significant revenues. Although we have developed DNA sequencing machines and provide gene expression services to customers with our machines, these were based on the MPSS technology that we previously developed rather than the new technologies under development. We cannot be certain that we can successfully develop any new products or that they will receive commercial acceptance, in which case we may not be able to recover our investment in the product development.
We will need to develop manufacturing capacity by ourselves or with a partner.
     If we are successful in achieving market acceptance for our new genetic analysis instruments, we will need either to build internal manufacturing capacity or to contract with a manufacturing partner. There is no assurance that we will be able to build manufacturing capacity internally, or to find a manufacturing partner, to meet both the volume and quality requirements necessary to be successful in the market. Any delay in establishing or inability to expand our manufacturing capacity could hurt our business.
Our technology platform is at the development stage and is unproven for market acceptance.
     While some of our gene expression technology has been commercialized and is currently in use, we are developing additional technologies to generate information about gene sequences that may enable scientists to better understand complex biological processes. These technologies are still in development, and we may not be able to successfully complete development of these technologies or to commercialize them. Our success depends on many factors, including:
•	technical performance of our technologies in relation to competing technologies;

•	the acceptance of our technology in the market place;

•	our ability to establish an instrument manufacturing capability, or to obtain instruments from another manufacturer; and

•	our ability to manufacture reagents and other consumables, or obtain licenses to resell reagents and other consumables.
     You must evaluate us in light of the uncertainties and complexities affecting an early stage genetic analysis systems company. The application of our technologies is in too early a stage to determine whether they can be successfully implemented. Our technologies also depend on the successful integration of independent technologies, each of which has its own development risks. Furthermore, we are anticipating that, if our technology is able to successfully reduce the cost of genetic analysis relative to existing providers, our technology may be able to displace current technology as well as to expand the market for genetic analysis to include new applications that are not practical with current technology. There is no guarantee, even if our technology is able to successfully reduce the cost of genetic analysis relative to existing providers, that we will be able to induce customers with installed bases of conventional genetic analysis instruments to purchase our system or to expand the market for genetic analysis to include new applications. Furthermore, if we are able to successfully commercialize our genetic analysis systems only as a replacement for existing technology, we may face a much smaller market.
We are dependent on our genomics services customers and will need to find additional genetic analysis customers in the future.
     Our strategy for the development and commercialization of our technologies and potential genetic analytical instrument systems includes entering into customer agreements in which we provide genomics services to research institutes and pharmaceutical, biotechnology and agricultural companies. At present, our genomics services business generates substantially all of our revenues. After we have developed our new genetic analytical instrument systems, it is our intention to deploy these systems over time to replace the instruments currently used in our genomics services business, which operate based on our MPSS technology. If we are successful in commercializing our genetic analysis instrument systems, we anticipate continuing to provide genomics services after the commercial launch in order to meet particular customer requirements and, to support the marketing of our instruments by, for example, allowing potential systems customers to understand how our instrumentation performs on their samples of interest. There is no guarantee, however, that our genomics services business will generate positive cash flow or become profitable.
     Prior to our business combination with Solexa Limited, Lynx derived substantially all of its revenues from customer agreements, collaborations and licenses related to our genomics services business. This continues to be the case for Solexa since the business combination. A significant portion of our revenues comes from a small number of customers. Thus, unless and until we are able to commercialize our new genetic analysis instrument systems under development, we will be dependent on a small number of customers to continue our current genomics services business, and the loss of one or more of those customers could harm our results of operations.
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
     In our genomics services business, we face, and will continue to face, competition primarily from biotechnology companies, such as Affymetrix, Inc., Celera Genomics Group, Gene Logic, Inc., and Agencourt Biosciences, academic and research institutions and government agencies, both in the United States and abroad. We are aware that certain entities are using a variety of gene expression analysis methodologies, including chip-based systems, to attempt to identify disease-related genes and to perform clinical diagnostic tests. A number of large companies offer DNA sequencing equipment including Applera Corporation, Beckman Coulter, Inc., and the Amersham Biosciences business of General Electric. A number of other smaller companies are also in the process of developing novel techniques for DNA sequencing. These companies include, among others, 454 Corporation, Helicos Biosciences, Nanofluidics, Visigen and Genovoxx. In order to successfully compete against existing and future technologies, we will need to demonstrate to potential customers that our technologies and capabilities are superior to those of our competitors.
     In addition, numerous pharmaceutical, biotechnology and agricultural companies are developing genomics research programs, either alone or in partnership with our competitors. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Rapid technological development by others may make our technologies and future products obsolete.
     Any products developed through our technologies will compete in highly competitive markets. Our competitors may be more effective at using their technologies to develop commercial products. Moreover, some of our competitors have, and others may, introduce novel genetic analysis platforms before we do so, which, if adopted by customers, could eliminate the market for our new genetic analysis systems. Further, our competitors may obtain intellectual property rights that would limit the use of our technologies or the commercialization of diagnostic or therapeutic products using our technologies. As a result, our competitors’ products or technologies may render our technologies and products obsolete or noncompetitive.
We have limited experience in sales and marketing and thus may be unable to further commercialize our genetic analysis instrument systems and services.
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

Our sales cycle for our genomics services business is lengthy, and we may spend considerable resources on unsuccessful sales efforts or may not be able to enter into agreements on the schedule we anticipate.
     Our ability to obtain customers for our technologies and products depends in significant part upon the perception that our technologies and products can help accelerate their drug discovery and genomics efforts. Our sales cycle for our genomics services business is typically lengthy, up to approximately nine months, because we need to educate our potential customers and sell the benefits of our products to a variety of constituencies within such entities. In addition, we may be required to negotiate agreements containing terms unique to each customer. We may expend substantial funds and management effort without any assurance that we will successfully sell our technologies and products. Actual and proposed consolidations of pharmaceutical companies have negatively affected, and may in the future negatively affect, the timing and progress of our sales efforts.
We currently utilize a single supplier to purchase PacI, an enzyme used in our MPSS service.
     PacI is a restriction enzyme used to digest the PCR product that is loaded onto 5-micron beads prior to MPSS sequencing. We currently purchase PacI from New England BioLabs under a supply agreement, the term of which is scheduled to expire on May 25, 2006. Our reliance on a sole vendor involves several risks, including:
•	the inability to obtain an adequate supply due to manufacturing capacity constraints, a discontinuance of a product by a third-party manufacturer or other supply constraints;

•	the potential lack of leverage in contract negotiations with the sole vendor;

•	reduced control over quality and pricing of components; and

•	delays and long lead times in receiving materials from vendors.
     We do not believe, however, that our business is dependent substantially on PacI or the intellectual property associated with PacI. We believe that we would be able to purchase alternative enzymes from other providers without incurring significant additional expenses or time delays should the need arise. In addition, if we are able to successfully implement new SBS sequencing technologies under development in our genetic services business, we will no longer require PacI or an alternative enzyme. We intend to seek to extend or renew our contract with New England Biolabs and believe we can extend or renew the contract without unreasonable effort or expense.
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
     Our success depends in part on our ability to obtain patents and maintain adequate protection of the intellectual property related to our technologies and products. The patent positions of genetic analysis instrument, consumables and other reagents sales and services companies and other biotechnology companies, including us, are generally uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S., and many companies have encountered significant problems in protecting and defending their proprietary rights in foreign jurisdictions. We have applied and will continue to apply for patents covering our technologies, processes and products, as and when we deem appropriate. However, third parties may challenge these applications, or these applications may fail to result in issued patents. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around our patents. In addition, our patents may be challenged or invalidated or fail to provide us with any competitive advantage.
     We also rely on trade secret protection for our confidential and proprietary information. However, trade secrets are difficult to protect. We protect our proprietary information and processes, in part, with confidentiality agreements with employees and consultants. However, third parties may breach these agreements, we may not have adequate remedies for any such breach or our trade secrets may still otherwise become known by our competitors. In addition, our competitors may independently develop substantially equivalent proprietary information.
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
     Our customers may seek to develop diagnostic products based on genes or proteins. The prospect of broadly available gene-based diagnostic tests raises ethical, legal and social issues regarding the appropriate use of gene-based diagnostic testing and the resulting confidential information. It is possible that discrimination by third-party payors, based on the results of such testing, could lead to the increase of premiums by such payors to prohibitive levels, outright cancellation of insurance or unwillingness to provide coverage to individuals showing unfavorable gene or protein expression profiles. Similarly, employers could discriminate against employees with gene or protein expression profiles indicative of the potential for high disease-related costs and lost employment time. Finally, government authorities could, for social or other purposes, limit or prohibit the use of such tests under certain circumstances. These ethical, legal and social concerns about genetic testing and target identification may delay or prevent market acceptance of our technologies and products.
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
     We believe that the market price of our common stock will remain highly volatile and may fluctuate significantly due to a number of factors. The market prices for securities of many publicly-held, early-stage biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. For example, during the period from April 1, 2004 to June 30, 2005, the closing sales price of our common stock as quoted on the Nasdaq SmallCap Market fluctuated from a low of $2.96 to a high of $19.99 per share. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The following factors and events may have a significant and adverse impact on the market price of our common stock:
•	fluctuations in our operating results;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	release of reports by securities analysts;

•	developments or disputes concerning patent or proprietary rights;

•	developments in our relationships with current or future customers; and

•	general market conditions.
     Many of these factors are beyond our control. These factors may cause a decrease in the market price of our common stock, regardless of our operating performance.
Our common stock is listed on the Nasdaq SmallCap Market, which subjects us to various statutory requirements and may have adversely affected the liquidity of our common stock, and a failure to us to meet the listing maintenance standards of the Nasdaq SmallCap Market could result in delisting from the Nasdaq SmallCap Market.
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
     With our securities listed on the Nasdaq SmallCap Market, we face a variety of legal and other consequences that will likely negatively affect our business including, without limitation, the following:
•	we may have lost our exemption from the provisions of Section 2115 of the California Corporations Code, which imposes aspects of California corporate law on certain non-California corporations operating within California. As a result, (i) our stockholders may be entitled to cumulative voting and (ii) we may be subject to more stringent stockholder approval requirements and more stockholder-favorable dissenters’ rights in connection with certain strategic transactions;

•	the state securities law exemptions available to us are more limited, and, as a result, future issuances of our securities may require time-consuming and costly registration statements and qualifications;

•	due to the application of different securities law exemptions and provisions, we have been required to amend our stock option plan, suspend our stock purchase plan and must comply with time-consuming and costly administrative procedures;

•	we have been unable to obtain coverage of our company by securities analysts; and

•	we may lose current or potential investors.
     In addition, we are required to satisfy various listing maintenance standards for our common stock to be quoted on the Nasdaq SmallCap Market. If we fail to meet such standards, our common stock would likely be delisted from the Nasdaq SmallCap Market and trade on the over-the-counter bulletin board. This alternative is generally considered to be a less efficient market and would seriously impair the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which could materially harm our business.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risks
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
Foreign Currency Rate Fluctuations
     On March 4, 2005, as a result of the business combination between Solexa Limited and Lynx, Solexa Limited became our wholly-owned subsidiary. The functional currency for Solexa Limited is the British pound. Its accounts are translated from the British pound to the U.S. dollar using the current exchange rate in effect at the balance sheet date, for balance sheet accounts, and using the average exchange rate during the period, for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions between us and Solexa Limited.
     The functional currency for our German subsidiary (the operations of which substantially ceased at the end of 2003) is the Euro. Our German subsidiary’s accounts are translated from the Euro to the U.S. dollar using the current exchange rate in effect at the balance sheet date, for balance sheet accounts, and using the average exchange rate during the period, for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We did not take any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our German subsidiary. Transactions with our European customers are denominated in U.S. dollars.

Item 4. Controls and Procedures
     Based on their evaluation as of June 30, 2005, our chief executive officer and vice president and chief financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were ineffective in providing reasonable assurance that the information required to be disclosed by us in this report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weakness. As of June 30, 2005, we did not maintain effective controls over the application of generally accepted accounting principles (“GAAP”) related to the financial reporting process. We currently have limited financial personnel and they do not have sufficient depth, skills and experience to ensure that all transactions are accounted for in accordance with GAAP. Additionally, we have insufficient formalized procedures to assure that transactions receive adequate review by accounting personnel with sufficient technical accounting expertise.
     These control deficiencies resulted in numerous adjustments that were required to bring our 2004 audited financial statements and our 2005 quarterly unaudited financial statements into compliance with US GAAP. The impact of these adjustments did not require the restatement of any of our financial statements.
     The ineffective control over the application of GAAP related to the financial reporting process could result in a material misstatement to our annual or interim financial statements that may not be prevented or detected. As a result, management has determined that this control deficiency constituted a material weakness in internal controls over financial reporting as of June 30, 2005.
Changes in Internal Controls over Financial Reporting
     Between May 2005 and July 2005 the accounting personnel employed by Solexa, Inc. prior to the business combination departed the Company, and we are in the process of hiring replacements. On April 26, 2005, we hired a U.S. controller. In addition, we are in the process of reviewing our control procedures surrounding monthly account reconciliations, support for manual journal vouchers and the review of the monthly close to determine any additional steps necessary to remediate the material weaknesses.
     Except as discussed above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
     Our management, including our chief executive officer and vice president and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.
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

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On April 29, 2005, we issued 66,175 shares of common stock to certain individuals pursuant to that certain Asset Purchase Agreement dated April 29, 2005, in exchange for certain patents that were transferred and assigned to us.
     On May 6, 2005, we issued to Seven Hills Partners LLC 180,000 shares of common stock and a warrant to purchase up to 90,000 shares of common stock at an exercise price of $5.00 per share pursuant to a letter agreement, dated April 29, 2005, and as payment of a portion of the fees owed for services rendered by Seven Hills Partners LLC in connection with the business combination between Lynx and Solexa Limited.
     We relied on Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act, and/or Regulation D of the Securities Act, for transactions by an issuer not involving a public offering in connection with the sale and issuance of common stock and warrants in these transactions.
Item 6. Exhibits
     We incorporate by reference all exhibits filed in connection with our Annual Report on Form 10-K for the year ended December 31, 2004.

Exhibit
Number	Description
2.2.2	Amendment No. 2 to Acquisition Agreement, dated as of May 6, 2005, by and between the Company and Solexa Limited, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on May 11, 2005.

10.57	Indemnity Agreement, dated as of April 5, 2005, by and between Solexa, Inc. and Linda M. Rubinstein, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on April 8, 2005.

10.58	Securities Purchase Agreement, dated April 21, 2005, by and among the Company and the individuals and entities identified on the signature pages thereto, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on April 26, 2005.

10.59	Form of Warrant issued by the Company in favor of each investor except SF Capital Partners, Ltd., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on April 26, 2005.

10.60	Form of Warrant issued by the Company in favor of SF Capital Partners, Ltd., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on April 26, 2005.

10.61	Letter Agreement, dated April 21, 2005, between the Company and ValueAct Capital Master Fund, L.P., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on April 26, 2005.

10.62	Warrant issued by the Company to Seven Hills Partners LLC on May 6, 2005, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on May 11, 2005.

10.63	Solexa, Inc. 2005 Equity Incentive Plan, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on June 9, 2005.

10.64	Form of Stock Option Agreement, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on June 9, 2005.

10.65	Non-Executive Director Compensation Program, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on June 9, 2005.

10.66	Executive Employment Agreement, dated June 23, 2005, by and between John S. West and Solexa, Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on June 28, 2005.

10.67	Indemnity Agreement, dated June 23, 2005, by and between John West and Solexa, Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on June 28, 2005.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Solexa, Inc. under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLEXA, INC.
/s/ John West
By:	John West
Chief Executive Officer (Principal Executive Officer)

Date: August 22, 2005

/s/ Linda Rubinstein
By:	Linda Rubinstein
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 22, 2005

Exhibit Index

Exhibit
Number	Description
2.2.2	Amendment No. 2 to Acquisition Agreement, dated as of May 6, 2005, by and between the Company and Solexa Limited, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on May 11, 2005.

10.57	Indemnity Agreement, dated as of April 5, 2005, by and between Solexa, Inc. and Linda M. Rubinstein, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on April 8, 2005.

10.58	Securities Purchase Agreement, dated April 21, 2005, by and among the Company and the individuals and entities identified on the signature pages thereto, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on April 26, 2005.

10.59	Form of Warrant issued by the Company in favor of each investor except SF Capital Partners, Ltd., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on April 26, 2005.

10.60	Form of Warrant issued by the Company in favor of SF Capital Partners, Ltd., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on April 26, 2005.

10.61	Letter Agreement, dated April 21, 2005, between the Company and ValueAct Capital Master Fund, L.P., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on April 26, 2005.

10.62	Warrant issued by the Company to Seven Hills Partners LLC on May 6, 2005, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on May 11, 2005.

10.63	Solexa, Inc. 2005 Equity Incentive Plan, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on June 9, 2005.

10.64	Form of Stock Option Agreement, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on June 9, 2005.

10.65	Non-Executive Director Compensation Program, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on June 9, 2005.

10.66	Executive Employment Agreement, dated June 23, 2005, by and between John S. West and Solexa, Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on June 28, 2005.

10.67	Indemnity Agreement, dated June 23, 2005, by and between John West and Solexa, Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on June 28, 2005.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Solexa, Inc. under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.