Form 10-Q
period 2005-09-30
Solexa, Inc.
filed 2005-11-14
CIK 913275

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of November 8, 2005 was 26,106,190.

Solexa, Inc.
FORM 10-Q
For the Quarter Ended September 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Solexa, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited )

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$19,111	$10,463
Accounts receivable	381	25
Inventory	1,032	—
Loan receivable from Lynx Therapeutics, Inc.	—	2,500
Other current assets	816	1,875

Total current assets	21,340	14,863

Property and equipment, net	5,799	1,009
Intangible assets, net	3,671	1,943
Goodwill	22,261	—
Other non-current assets	256	—

Total assets	$53,327	$17,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,431	$840
Accrued compensation	1,744	207
Accrued professional fees	422	—
Equipment financing, current portion	37	23
Forward loss contingency	2,167	—
Other accrued liabilities	699	391
Deferred rent, current portion	743	—

Total current liabilities	7,243	1,461

Deferred revenues	3,409	—
Equipment financing, net of current portion	52	4
Deferred rent, net of current portion	2,599	—
Series B preferred redeemable convertible shares	—	15,919

Stockholders’ equity:
’A’ convertible ordinary shares	—	20
Ordinary shares	—	9
Common stock	261	—
Additional paid-in capital	86,030	20,385
Deferred compensation	(372)	—
Accumulated other comprehensive income	2,232	2,697
Accumulated deficit	(48,127)	(22,680)

Total stockholders’ equity	40,024	431

Total liabilities and stockholders’ equity	$53,327	$17,815

See accompanying notes.

Solexa, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005		2004
Service revenue	$844	$31		$2,848	$72

Operating costs and expenses:
Cost of service fees	3,889	—		6,167	—
Research and development	4,542	1,739		11,636	4,774
Sales, general and administrative	3,124	1,589		9,724	2,925
Restructuring charge	—	—		333	—

Total operating costs and expenses	11,555	3,328		27,860	7,699

Loss from operations	(10,711)	(3,297)		(25,012)	(7,627)

Interest income (expense), net	(67)	112		(404)	226
Other (expense), net	(24)	—		(31)	—

Net loss	(10,802)	(3,185)		(25,447)	(7,401)

Dividends to ‘A’ ordinary and ‘B’ preferred shares	—	—		(522)	(479)

Net loss attributable to common shareholders	$(10,802)	$(3,185)	$	(25,969)	$(7,880)

Basic and diluted net loss per common share attributable to common shareholders	$(0.43)	$(3.07)		$(1.53)	$(7.61)

Weighted average shares used to compute basic and diluted net loss per common share	25,369	1,036		16,938	1,036

See accompanying notes.

Solexa, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Operating activities:
Net loss	$(25,447)	$(7,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,358	588
Stock based compensation expense	81	—
Business combination engagement fees	987	—
Amortization of warrant value related to note	175	—
Changes in operating assets and liabilities:
Accounts receivable	53	(103)
Inventory	271	—
Prepaid expenses and other current assets	1,389	26
Accounts payable	(2,907)	940
Other accrued liabilities	4,636	—
Deferred revenues	568	—
Non-current liabilities	(1,078)	—

Net cash used in operating activities	(17,914)	(5,950)

Investing activities:
Purchases of property and equipment	(812)	(172)
Cost associated with a patent purchase	(75)	(2,031)
Loan to Lynx Therapeutics, Inc.	—	(2,020)
Costs in connection with the business combination — paid, net of cash received	(642)	—

Net cash used in investing activities	(1,529)	(4,223)

Financing activities:
Proceeds from exercise of stock options	336	—
Issuance of common stock, net of repurchases and issuance costs	31,034	13,459
Proceeds from note, net	35	—
Repayment of bank loan	(3,000)	(14)
Proceeds from equipment sale and leaseback	91	—

Net cash provided by financing activities	28,496	13,445

Net increase in cash and cash equivalents	9,053	3,272
Effect of exchange rate differences on cash and cash equivalents	(405)	65
Cash and cash equivalents at beginning of period	10,463	8,907

Cash and cash equivalents at end of period	$19,111	$12,244

See accompanying notes.

Solexa, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
1. Nature of Business
     Solexa, Inc. (“Solexa, “or the “Company”) is in the business of developing and commercializing genetic analysis technologies. We are currently developing and preparing to commercialize a novel instrumentation system for genetic analysis based on our reversible-terminator Sequencing-by-Synthesis, or SBS, chemistry and based on our Clonal Single Molecule Arrays™ technology. This platform is expected to support many types of genetic analyses, including DNA sequencing, gene expression and small RNA analysis. We believe that this technology, which can potentially generate over a billion bases of DNA sequence from a single experiment with a single sample preparation, will dramatically reduce the cost, and improve the practicality, of human re-sequencing relative to conventional technologies. We anticipate introducing our first-generation system, the Solexa Genome Analysis System, by the end of 2005. We believe our new DNA sequencing system will enable us to implement a new business model based primarily on the sales of genetic analysis equipment, reagents and other consumables and services to end user customers. Our longer-term goal is to further reduce the cost of human re-sequencing to a few thousand dollars for use in a wide range of applications from basic research through clinical diagnostics.
     Unless specifically noted otherwise, as used throughout these consolidated financial statements, “Lynx Therapeutics” or “Lynx” refers to the business, operations and financial results of Lynx Therapeutics, Inc. prior to the business combination on March 4, 2005; “Solexa Limited” refers to the business of Solexa Limited, a privately-held United Kingdom company, prior to the business combination; and “Solexa” or “we” refers to the business of the combined company after the business combination, as the context requires.
2. Basis of Presentation
     On March 4, 2005, Solexa Limited, a United Kingdom company, completed a business combination transaction with Lynx Therapeutics, Inc. (“Lynx”), a Delaware company listed on the Nasdaq SmallCap market. In connection with this transaction, Lynx changed its name to Solexa, Inc. and its symbol on the Nasdaq SmallCap Market to SLXA. The accounting acquirer in the business combination was Solexa Limited, and the historical financial statements prior to the business combination reflect those of Solexa Limited. The audited financial statements of Lynx as of December 31, 2004 and for each of the three years in the period ended December 31, 2004 are included in the Solexa, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The audited financial statements of Solexa Limited as of December 31, 2004, for each of the three years in the period ended December 31, 2004, and for the period from inception (September 2, 1998) to December 31, 2004 are included in Solexa’s Current Report on Amendment No. 1 on Form 8-K/A filed with the SEC on May 20, 2005 (See Note 6).
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
     Our unaudited condensed consolidated financial statements have been presented on a basis that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced losses since our inception, including a net loss for the nine months ended September 30, 2005. We expect to continue to incur net losses as we proceed with the commercialization and development of our technologies and related products and services. The magnitude of these losses will depend on the rate of growth, if any, in our revenues and on the level of our expenses. Our cash and cash equivalents have increased from $10.5 million as of December 31, 2004 to $19.1 million as of September 30, 2005. On April 21, 2005, we entered into a definitive agreement for a private placement of common stock and warrants to purchase common stock, which raised approximately $31.0 million, net of expenses. Pursuant to this agreement, on April 25, 2005 we received gross proceeds of approximately $8.5 million, and on July 12, 2005 we received the balance of the gross proceeds of approximately $24.0 million. We will need to raise additional capital in order to satisfy our projected capital needs through 2006. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.
     The unaudited condensed consolidated financial statements include all accounts of Solexa and our wholly-owned subsidiaries, Solexa Limited and Lynx Therapeutics GmbH. All significant intercompany balances and transactions have been eliminated.
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
     Specifically, estimates are used for, but not limited to, the accounting for forward loss contingencies. In our genomics service business, we enter into service fee contracts to provide genetic analysis on samples provided to us by customers. Management makes estimates of the costs to complete this genetic analysis based on historical experience; expectations of the nature and volume of future samples; the proportion of fixed and variable costs; expectations with respect to production capacity, yields and efficiency in our genomics service business; expectations with respect to the timing and expense of implementing our SBS technology in our genomics service business; the expected rate of adoption by current customers of SBS in lieu of MPSS to perform genetic analysis on their biological samples; and expectations of genomic service business sample volume as a whole, including both MPSS and SBS. Based on our estimates, we have recorded a $2.2 million forward loss contingency for future obligations. If our assumptions or conditions change, the forward loss contingency will be adjusted accordingly.
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
     Concentration of Credit Risk and Other Concentrations
     Financial instruments that potentially subject us to concentration of credit risk consist principally of cash equivalents and trade receivables. We invest our excess cash in deposits with major banks and in money market funds of companies with strong credit ratings. These securities generally mature within 365 days and, therefore, bear minimal interest-rate risk. Our investment policy limits the amount of credit exposure to any one issuer and to any one type of investment.
     Agricultural companies and research institutions account for a substantial portion of our trade receivables. Accounts receivable are stated as amounts billed to customers. We provide credit in the normal course of business to our customers, and collateral for these receivables is generally not required. We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. We have not experienced significant credit losses to date.
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
     Revenue Recognition
     Revenues are related principally to fees for services that we perform on biological samples we receive from our customers. We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered and materials are delivered, the fee is fixed or determinable, and collectibility is reasonably assured. Should conditions cause management to determine these criteria are not met for certain transactions then such amounts are recorded as deferred revenue.

     Inventory
     Inventory is stated at the lower of cost (which approximates first-in, first-out cost) or market. The balances at September 30, 2005 were classified as raw materials and work in process. There was no inventory at December 31, 2004 as Solexa Limited was in the development stage prior to the business combination transaction with Lynx, and its primary activity was research and development. Raw material inventories consist primarily of reagents and other chemicals utilized while performing genomics services. Work in process inventories consist of accumulated cost of experiments not completed up to the amount of expected revenue; excess amounts are changed to cost of service fees. Inventory used in providing genomics services and for reagent sales is charged to cost of service fees. Reagents and chemicals purchased for internal development purposes are charged to research and development expenses upon receipt or as consumed.
     Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Raw materials	$311	—
Work in process	721	—

Total	$1,032	—
     Goodwill and Other Intangible Assets
     Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in the business combination. Other intangibles include patents, acquired technology rights and developed technology are being amortized using the straight-line method over estimated useful lives of seven to ten years.
     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Under Statement No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under Statement No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if there are indicators that such assets may be impaired) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their estimated useful lives (but with no maximum life). The amortization provisions of Statement No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. We have adopted these statements and are not amortizing goodwill but will test it for impairment annually or whenever events or circumstances suggest that the carrying value may not be recoverable.
     We conduct a quarterly review for impairment indicators related to the carrying value of intangibles assets, developed product technology and capitalized patent costs. Indicators of impairment include, but are not limited to a significant adverse change in the business or legal factors; an adverse action or assessment by a regulator; and unanticipated competition or loss of key personnel. We concluded that there were no indicators of impairment of goodwill and other intangible assets as of September 30, 2005.
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
     Common stock equivalents including options and warrants to purchase common shares, ‘A’ ordinary stock and ‘B’ preferred redeemable convertible stock, were not included in the computation of diluted net loss per share, as their effect was anti-dilutive for the periods presented. The number of shares excluded from the computation were 7,935,442. Therefore, both the basic and diluted net loss per share computations resulted in the same number and there were no reconciling items. The options will be included in the calculation at such time as the effect is no longer anti-dilutive, as calculated using the treasury stock method. Upon the consummation of the business combination transaction, all ordinary shares, ‘A’ ordinary, and ‘B’ preferred redeemable convertible stock were exchanged for Solexa, Inc. common stock.

     Stock-Based Compensation
     We grant stock options to employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the day prior to grant. We account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), and related Interpretations. Under APB 25, when the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.
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
     We estimate the fair value of stock options at the date of grant using the Black-Scholes options valuation model with the following weighted average assumptions for the three months and nine months ended September 30, 2005 and 2004: risk-free interest rate of 4.10% and 3.62% in 2005 and 2004, respectively; an expected life of six years; volatility factor of the expected market price of common stock of 106% in 2005 and 100% in 2004; and a dividend yield of zero.
     Pro forma information regarding net loss and net loss per share required by SFAS 123, as amended by SFAS 148, is presented below and has been determined as if we had accounted for awards under our stock option using the fair value method:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005		2004	2005		2004
Net loss, as reported	$	(10,802)	$(3,185)	$	(25,969)	$(7,880)
Add: Stock-based employee compensation as reported		34	—		81	—
Deduct: Stock-based employee compensation as if fair value method applied to all awards		(1,071)	(19)		(2,839)	(48)

Net loss, pro forma as if fair value method applied to all awards	$	(11,839)	$(3,204)	$	(28,727)	$(7,928)

Basic and diluted net loss per common share, as reported		$(0.43)	$(3.07)		$(1.53)	$(7.61)

Basic and diluted net loss per common share, pro forma as if fair value method applied to all awards		$(0.47)	$(3.09)		$(1.70)	$(7.65)

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
4. Restructuring
     On May 17, 2005, the Board of Directors of Solexa approved a workforce restructuring plan designed to reflect Solexa’s ongoing transition from its MPSS™ technology to the development and commercialization of the next-generation Solexa Genome Analysis System. The restructuring plan, which was initiated on May 18, 2005, involved a workforce reduction of approximately 17% and left Solexa with a post-reduction workforce of approximately 116 employees in the United States and United Kingdom. The workforce reduction included positions in most functional areas of Solexa. Accordingly, we recognized a restructuring charge of $333,000 during the second quarter for severance and benefits related to the involuntary termination of approximately 24 employees. At September 30, 2005 all amounts related to restructuring have been paid.

     The following table sets forth an analysis of the payments related to the restructuring charge for the three months and nine months ended September 30, 2005 (in thousands):

Severance
and Benefits
Restructuring provision:
Severance	$333
Cash paid	(328)

Reserve balance at June 30, 2005	5

Cash paid	(5)

Reserve balance at September 30, 2005	$—

5. Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R “Accounting for Share Based Payment”, or SFAS 123R. This statement is a revision of SFAS 123 “Accounting for Stock Based Compensation” and supersedes Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, or SAB 107, which provided guidance on the adoption of SFAS 123R such as accounting for share-based payment transactions with non-employees, valuation methods, and the classification of compensation expense. In April 2005, the SEC adopted a rule which defers the compliance date of SFAS 123R until 2006 for calendar year companies such as ours. Consistent with the new rule, the Company expects to adopt SFAS 123R in the first quarter of 2006.
     SFAS 123R permits public companies to choose between the following two adoption methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
     The impact of the adoption of SFAS 123R cannot be predicted at this time because it will be depend on levels of share-based payments granted in the future. However, the valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions. For information about what the Company’s reported results of operations and loss per common share would have been had the Company adopted SFAS 123, see “Stock-Based Compensation” in Note 3. Accordingly, the adoption of SFAS 123R’s fair value method is expected to have a significant impact on the Company’s results of operations, although it will likely have no impact on the Company’s overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company has not yet completed an analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption to be utilized for this new standard.
6. Business combination and name change
     On March 4, 2005, Solexa Limited, a privately held United Kingdom company, and Lynx Therapeutics, Inc., a Delaware corporation listed on the Nasdaq SmallCap Market, closed a business combination transaction which enabled Solexa Limited to apply Lynx’s expertise in designing genetic analytical instrumentation to automate Solexa’s novel DNA sequencing technology. Solexa Limited has become a wholly-owned subsidiary of Lynx as a result of the transaction. However, because immediately following the business combination transaction the former Solexa Limited shareholders owned approximately 80% of the shares of the common stock, Solexa Limited’s designees to the combined company’s board of directors represented a majority of the combined company’s directors and Solexa Limited’s senior management represented a majority of the senior management of the combined company, Solexa Limited is deemed to be the acquiring company for accounting purposes. Accordingly, the assets and liabilities of Lynx were recorded, as of the date of the business combination, at their respective fair values and added to those of Solexa Limited. Reported results of operations of the combined company issued for the three month and nine month periods ended September 30, 2005, reflect those of Solexa Limited, to which the operations of Lynx were added from the date of the consummation of the business combination. The operating results of the combined company reflect purchase accounting adjustments. Additionally, historical financial condition and results of operations shown for comparative purposes in this Form 10-Q reflect those of Solexa Limited.
Total consideration is as follows (in thousands):

Common stock	$15,922
Estimated fair value of Lynx stock options assumed	851
Loans from Solexa to Lynx and related interest	2,719
Direct transaction costs of Solexa	1,129

Total	$20,621

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

     The net book value of acquired assets and liabilities, which approximated fair value as of March 4, 2005, was as follows (in thousands):

Assets:
Cash and cash equivalents	$199
Other current assets	2,262
Fixed assets	7,090
Other non-current assets	256

Total assets	$9,807

Liabilities:
Current liabilities	$7,243
Deferred revenue,	2,861
Long-term liabilities	3,678

Total liabilities	$13,782

Net book value of acquired assets and liabilities	$(3,975)

     Based in part upon an independent third-party valuation of the intangible assets acquired, we have allocated the total purchase price on March 4, 2005 as follows (in thousands):

Net liabilities	$(3,975)
Goodwill	22,261
Intangible assets	1,700
Deferred compensation	635
$20,621
     Information regarding our acquisition-related intangible assets as of September 30, 2005 is as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents and developed technology	$1,700	$99	$1,601
     Amortization expense of acquisition-related intangible assets was $42,000 and $99,000 for the three month and nine month periods ended September 30, 2005. The patents and developed technology are being amortized on a straight-line basis over a seven- and ten-year period.
     For fiscal years ending December 31, estimated amortization expense of acquisition-related intangible assets for the business combination is as follows (in thousands):

Remainder of 2005	$43
2006	170
2007	170
2008	170
2009	170
Thereafter	878

$1,601

Pro Forma Results of Operations
     The results of operations of Lynx are included in Solexa’s condensed consolidated financial statements from the date of the business combination transaction as of March 4, 2005. The following table presents pro forma results of operations and gives effect to the business combination transaction as if the business combination transaction were consummated at the beginning of the period presented. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the business combination transaction been completed at the beginning of the period or of the results that may occur in the future (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Service revenue	$844	$1,353	$3,744	$4,137
Net loss	$(10,802)	$(7,275)	$(33,356)	$(20,130)
Net loss per common share-basic and diluted	$(0.43)	$(0.34)	$(1.60)	$(0.96)
Weighted average shares used to compute basic and diluted net loss per common share	25,369	21,352	20,788	20,949
7. Comprehensive Loss
     The following are the components of comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Net loss	$(10,802)	$(3,185)	$(25,969)	$(7,880)
Foreign currency translation	(656)	431	(465)	(83)

Comprehensive (loss)	$(11,458)	$(2,754)	$(26,434)	$(7,963)

8. Note Payable
     On December 28, 2004, Lynx entered into a short-term loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) under which SVB advanced a loan to Lynx in the aggregate principal amount of $3,000,000, which was assumed in the business combination. The loan bore interest at 10% per annum. On July 14, 2005 we repaid the aggregate principal amount and accrued interest to SVB.
     In connection with the Loan Agreement, Lynx issued to SVB a warrant to purchase 47,770 shares of its common stock at an exercise price of $6.28 per share. The value of the warrant has been reflected as a financing cost that was amortized as interest expense over the life of the loan. The warrant is exercisable until December 27, 2007 and is still outstanding at September 30, 2005.
9. Commitments and Contingencies
     We lease facilities and certain equipment under non-cancelable operating leases with various expiration dates through 2008. Future minimum lease payments under non-cancelable operating leases as of September 30, 2005 are as follows (in thousands):

Operating
Leases
Remaining portion of Fiscal 2005	$672
Fiscal 2006	2,523
Fiscal 2007	2,525
Fiscal 2008 and thereafter	2,463

Total minimum payments	$8,183

10. Preferred Redeemable Convertible Stock and Shareholders’ Equity
     Series B preferred redeemable convertible shareholders were entitled to receive a fixed dividend of 8% per annum of the subscription price of the shares. The shares together with accrued dividends were classified as a liability in the balance sheet at December 31, 2004 since the shares carried certain redemption privileges that were outside of our control. Upon the closing of the business combination transaction, all outstanding shares of Series B preferred redeemable convertible stock were exchanged for common stock of Solexa, Inc.
     Upon the closing of the business combination transaction, all outstanding shares of Series ‘A’ ordinary shares were exchanged for common stock of Solexa, Inc.

11. Related-Party Transactions
Axaron Bioscience AG
     Solexa holds an equity investment in Axaron Bioscience AG, or Axaron, a company owned primarily by BASF AG and Solexa, that was originally acquired by Lynx. As of September 30, 2005, we held approximately a 42% ownership interest in Axaron.
     We have a technology licensing agreement with Axaron, which allows Axaron to use our proprietary MPSS and Megasort technologies non-exclusively in Axaron’s neuroscience, toxicology and microbiology programs until December 31, 2007. Lynx received from Axaron a $5.0 million technology license fee, which was recorded as deferred revenue and was being recognized on a straight-line basis over the non-cancelable term of the agreement. As part of the purchase accounting related to the business combination, the deferred revenue balance was reduced to zero since Lynx had no further legal performance obligation related to the Axaron contract. In accordance with APB 18, we do not apply the equity method as our investment in Axaron has been reduced to zero and no pro-rata share of Axaron losses has been reflected in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2005.
     The technology licensing agreement was terminated in connection with the sale to BASF Aktiengesellschaft (“BASF”) of all remaining stock held by the Company’s subsidiary Lynx Therapeutics GmbH (“Lynx GmbH”) in Axaron.
Other Transactions with Related Parties
     Dr. Shankar Balasubramanian, a director of Solexa Limited, received $27,233 for consulting services during the first nine months of 2005. On September 6, 2005 Dr. Balasubramanian was granted a stock option of 40,000 shares of Solexa, Inc. for which the fair value accounting method was applied since such option was granted in consideration of consulting services. As of September 30, 2005, no amounts were payable to Dr. Balasubramanian.
     Dr. Timothy Rink, a director of Solexa Limited, earned $7,384 for consulting services provided during the first nine months of 2005. As of September 30, 2005, $2,644 was outstanding.
     Dr. Stephen Allen is a director of Solexa, Inc. and Solexa Limited. Solexa Limited incurred a liability of $157,588 for consulting services provided during the first nine months of 2005 by i2r Ltd, a private company of which Dr. Allen is a shareholder and a director. As of September 30, 2005, $8,990 was outstanding under this arrangement.
     During the nine-month period ended September 30, 2005, Solexa Limited incurred liabilities of $53,892 to Abingworth Management Inc. and $52,884 to Abingworth Management Ltd, members of a group of companies that manages funds that are collectively significant holders of Solexa, Inc. common stock. These liabilities were incurred for salary and expenses of John West in respect of his services as a director and Chief Executive Officer of Solexa Limited and for consulting services provided by Abingworth Management Ltd. As of September 30, 2005, $52,884 was outstanding and these arrangements have been discontinued. Claire Wilkenson, an employee of Abingworth Management Limited, received $25,267 for consulting services during the first nine months ended September 30, 2005. As of September 30, 2005, no amounts were outstanding.
12. Purchase of Intangible Assets
     In April 2004, Solexa Limited and Lynx jointly acquired from Manteia SA, a company established under the laws of Switzerland, or Manteia, the rights to proprietary technology assets for DNA colony generation. The acquired technology assets feature a process to enable parallel amplification of millions of DNA fragments, each from a single DNA molecule, to create DNA colonies or “clusters.” The clusters are dense collections of DNA molecules on a surface, which has enabled fast and simplified preparation of biological samples in the form of our Clonal Single Molecule Arrays™ for analysis with our reversible-terminator SBS chemistry. We have incorporated the cluster technology assets into our DNA sequencing process.
     In the second quarter of 2005, we purchased intellectual property rights related to our core reversible-terminator SBS technology with a value of $525,000. Pursuant to this arrangement, we paid cash of $75,000 and we issued 66,175 shares of common stock with a fair market value of $450,000. The total purchase price amount has been capitalized as an intangible asset, and the value is being amortized over 10 years. The Company believes that there are alternative future uses for this technology.
13. Equity Related Transactions
     On July 12, 2005, following receipt of stockholder approval at the Solexa 2005 annual meeting of stockholders, Solexa issued approximately 6,004,000 shares of common stock and warrants to purchase approximately 3,002,000 shares of common stock to institutional investors, receiving gross proceeds of approximately $24.0 million. We had previously raised $8.5 million of gross proceeds in an initial closing of the financing on April 25, 2005. In aggregate, we raised a total of approximately $31.0 million net of issuance costs.
     In June 2005, as part of settling a $1.7 million balanced owed to a consultant, we paid cash of $997,000 and issued common stock and warrants to purchase common stock valued at $1.7 million. As a result of this transaction, we recorded $987,000 of additional expense in the nine months ended September 30, 2005, representing the difference between the amount owed and the amount paid to the consultant.
14. Subsequent Events
     In connection with the stock sale BASF AG purchased all remaining stock held by Lynx GmbH in Axaron AG, a joint venture company between BASF AG and Lynx GmbH, for an aggregate purchase price of 417,330 Euros. The Company terminated a Joint Venture Agreement, dated June 29, 2001 and amended as of August 14, 2001, and related Technology License Agreement, dated June 1, 2001. The transaction was concluded on October 21, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and our 2004 audited financial statements and notes thereto included in our Form 8-K, as amended, filed May 20, 2005.
     Operating results for the three months and nine months ended September 30, 2005 are not necessarily indicative of results that may occur in future periods.
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
Overview
     We are in the business of developing and commercializing genetic analysis technologies. We are currently developing and preparing to commercialize a novel instrumentation system for genetic analysis based on our Sequencing-by-Synthesis, or SBS, chemistry and the DNA “cluster” technology we acquired in 2004. This single platform is expected to support many types of genetic analysis, including DNA sequencing, gene expression and small RNA analysis. We believe that this technology, which can potentially generate over a billion bases of DNA sequence from a single experiment with a single sample preparation, will dramatically reduce the cost, and improve the practicality, of human re-sequencing relative to conventional technologies. We anticipate launching our first generation whole-genome sequencing system, the Solexa Genome Analysis System, by the end of 2005. We believe our new DNA sequencing system will enable us to implement a new business model based primarily on the sales of genetic analysis equipment, reagents and other consumables and services to end user customers. Our longer-term goal is to further reduce the cost of human re-sequencing to a few thousand dollars for use in a wide range of applications from basic research through clinical diagnostics.
     On March 4, 2005, Solexa Limited, a privately held United Kingdom company, and Lynx Therapeutics, Inc., a Delaware corporation, closed a business combination. Solexa Limited became a wholly owned subsidiary of Lynx as a result of the transaction, and Lynx changed its name to Solexa, Inc. However, because immediately following the business combination transaction the former Solexa Limited shareholders owned approximately 80% of the shares of the common stock of Lynx, Solexa Limited’s designees to the combined company’s board of directors represented a majority of the combined company’s directors and Solexa Limited’s senior management represented a majority of the senior management of the combined company, Solexa Limited is deemed to be the acquiring company for accounting purposes. Accordingly, the assets and liabilities of Lynx were recorded, as of the date of the business combination, at their respective fair values and added to those of Solexa Limited. Reported results of operations of the combined company issued for the three months and nine months ended September 30, 2005, reflect those of Solexa Limited, to which the operations of Lynx were added from the date of the consummation of the business combination. The operating results of the combined company reflect purchase accounting adjustments, including increased amortization and depreciation expense for acquired assets. Additionally, historical financial condition and results of operations shown for comparative purposes in this Form 10-Q reflect those of Solexa Limited.
     In connection with this business combination transaction, Lynx changed its name to Solexa, Inc. and its symbol on the Nasdaq SmallCap Market to SLXA. Unless specifically noted otherwise, as used throughout these Consolidated Financial Statements, “Lynx Therapeutics” and “Lynx” refer to the business, operations and financial results of Lynx Therapeutics, Inc. prior to the business combination on March 4, 2005, “Solexa Limited” refers to the business of Solexa Limited, a privately-held United Kingdom company, prior to the business combination and “Solexa” or “we” refers to the business of the combined company after the business combination, as the context requires.
     On May 17, 2005, the Board of Directors of Solexa, Inc. approved a workforce-restructuring plan designed to reflect Solexa’s ongoing transition from its MPSS™ technology to the development and commercialization of its next-generation genetic analysis instrument system. The restructuring plan, which was initiated on May 18, 2005, involved a workforce reduction of approximately 17% and left Solexa with a post-reduction workforce of approximately 116 employees in the United States and United Kingdom. We incurred restructuring charges of approximately $333,000 in the second quarter of 2005 primarily associated with employee severance costs. The workforce reduction included positions in most functional areas of Solexa.
     Solexa Limited has incurred net losses each year since its inception in 1998, including a net loss for the three months and nine months ended September 30, 2005. As of September 30, 2005, we had an accumulated deficit of approximately $48.0 million. We expect to continue to incur net losses as we proceed with the commercialization and additional development of our technologies. The size of these losses will depend on the rate of growth, if any, in our revenues and on the level of our expenses. Our cash and cash equivalents have increased from $10.5 million as of December 31, 2004 to $19.1 million as of September 30, 2005. On April 21, 2005, we entered into a definitive agreement for a private placement of common stock and warrants to purchase common stock that raised approximately $31.0 million, net of expenses. On April 25, 2005 we received gross proceeds of approximately $8.5 million pursuant to this agreement. On July 12, 2005, we received the balance of gross proceeds of approximately $24.0 million pursuant to this agreement. We will need to raise additional capital in order to satisfy our projected capital needs through 2006. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.
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
     Revenues from the genomics service business in each quarterly and annual period have in the past, and could in the future, fluctuate due to: the level of service fees, which is tied to the price, number and timing of biological samples received from our customers, as well as our performance of the related genomics services on the samples; the timing and amount of any technology access fees and the period over which the revenue is recognized; the number, type and timing of new, and the termination of existing, agreements with customers; and the sale of instruments, if any.
     Our operating costs and expenses include cost of service fees, research and development expenses, sales, general and administrative expenses and restructuring costs. Cost of service fees includes primarily the costs of direct labor, materials and supplies, outside expenses, equipment and overhead including instrument depreciation, as well as period spending on work in process samples that would otherwise be capitalized into inventory but for the fact that cumulative spending exceeds the expected revenue for those samples incurred by us in performing our genomics services for our customers. In addition, cost of service fees in the third quarter of 2005 included a forward loss contingency reserve of $2.2 million. We did not incur cost of service fees until completion of the business combination transaction with Lynx. Research and development expenses include the costs of personnel, materials and supplies, outside expenses, equipment and overhead incurred by us in research and development related to our genetic analysis instrument systems and process improvements related to our genomics services business. Research and development expenses are expected to increase due to spending for ongoing technology development and implementation, as well as increased headcount from the business combination. Sales, general and administrative expenses include the costs of personnel, materials and supplies, outside expenses, equipment and overhead incurred by us primarily in our administrative, sales and marketing, legal and investor relations activities. Sales, general and administrative expenses are expected to increase in support of our research and development and commercial efforts, as well as increased headcount from the business combination. Restructuring expenses include employee severance costs.

Critical Accounting Policies and Estimates
     Revenue Recognition
     Revenues are related principally to fees for services that we perform on biological samples we receive from our customers. We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered and materials are delivered, the fee is fixed or determinable, and collectibility is reasonably assured. Should conditions cause management to determine these criteria are not met for certain transactions then such amounts are recorded as deferred revenue.
     Forward Loss Contingency
     In our genomics service business, we enter into service fee contracts to provide genetic analysis on samples provided to us by customers. Management makes estimates of the costs to complete this genetic analysis based on historical experience; expectations of the nature and volume of future samples; the proportion of fixed and variable costs; expectations with respect to production capacity, yields and efficiency in our genomics service business; expectations with respect to the timing and expense of implementing our SBS technology in our genomics service business; the expected rate of adoption by current customers of SBS in lieu of MPSS to perform genetic analysis on their biological samples; and expectations of genomic service business sample volume as a whole, including both MPSS and SBS. If our assumptions or conditions change, the forward loss contingency will be adjusted accordingly.
     This reserve may vary considerably in future periods due to additional data on our costs to process these samples; expectations of the nature and volume of future samples; the proportion of fixed and variable costs; expectations with respect to production capacity, yields and efficiency in our genomics services business; expectations with respect to the timing and expense of implementing our SBS technology in our genomics services business; the expected rate of adoption by current customers of SBS in lieu of MPSS to perform genetic analysis on their biological samples; and expectations of the genomic service business sample volume as a whole, including both MPSS and SBS.
     In developing our estimates for forward loss contingencies with respect to the service contracts, we assessed the carrying value of our fixed assets, including MPSS genetic analysis instruments, for impairment. We determined that there was no evidence of impairment at September 30, 2005. We intend to reassess the carrying value of these assets in future periods in conjunction with our review of the reserve for future loss contingencies with respect to our genomics services business.
     Inventory
     Inventory is stated at the lower of cost (which approximates first-in, first-out cost) or market. The balances at September 30, 2005 were classified as raw materials and work in process. There was no inventory at December 31, 2004 as Solexa Limited was in the development stage prior to the business combination transaction with Lynx, and its primary activity was research and development. Raw material inventories consist primarily of reagents and other chemicals utilized while performing genomics services. Work in process inventories consist of accumulated cost of experiments not completed up to the amount of expected revenue; excess amounts are changed to cost of service fees. Inventory used in providing genomics services and for reagent sales is charged to cost of service fees. Reagents and chemicals purchased for internal development purposes are charged to research and development expenses upon receipt or as consumed.
     Goodwill and Other Intangible Assets
     Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in the business combination. Other intangibles include patents, acquired technology rights and developed technology are being amortized using the straight-line method over estimated useful lives of seven to ten years.
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
     We estimate the fair value of stock options at the date of grant using the Black-Scholes options valuation model with the following weighted average assumptions for the three months and nine months ended September 30, 2005 and 2004: risk-free interest rate of 4.10% and 3.62% in 2005 and 2004, respectively; an expected life of six years; volatility factor of the expected market price of common stock of 106% in 2005 and 100% in 2004; and a dividend yield of zero.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R “Accounting for Share Based Payment”, or SFAS 123R. This statement is a revision of SFAS 123 “Accounting for Stock Based Compensation” and supersedes Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” This

statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, or SAB 107, which provided guidance on the adoption of SFAS 123R such as accounting for share-based payment transactions with non-employees, valuation methods, and the classification of compensation expense. In April 2005, the SEC adopted a rule which defers the compliance date of SFAS 123R until 2006 for calendar year companies such as ours. Consistent with the new rule, the Company expects to adopt SFAS 123R in the first quarter of 2006.
     SFAS 123R permits public companies to choose between the following two adoption methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
     The impact of the adoption of SFAS 123R cannot be predicted at this time because it will be depend on levels of share-based payments granted in the future. However, the valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions. For information about what the Company’s reported results of operations and loss per common share would have been had the Company adopted SFAS 123, see “Stock-Based Compensation” in Note 3. Accordingly, the adoption of SFAS 123R’s fair value method is expected to have a significant impact on the Company’s results of operations, although it will likely have no impact on the Company’s overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company has not yet completed an analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption to be utilized for this new standard.

Results of Operations
Revenues
     Revenues for the three months and nine months ended September 30, 2005 were approximately $844,000 and $2.8 million, respectively. Revenues for the three months and nine months ended September 30, 2004 were approximately $31,000 and $72,000, respectively. The increase was primarily due to revenue generated by the genomics service business which we acquired in the business combination because we had been a development stage company prior to that time. We have experienced variability from period to period in revenues attributable to our genomics services business based in part on the timing of receipt of biological samples, variability in outstanding contracts and the presence of non-service fee revenues, including sales of reagents and other consumables. We expect this variability to continue through the rest of 2005 and beyond. We anticipate beginning to perform genomics services using our reversible-terminator chemistry and Clonal Single Molecule Array™ technology in 2006. At that time, our revenues could vary due to interruptions in service production as the new instrumentation is brought on line as well as due to variable customer demand until the new technology has demonstrated equivalence or superiority to the MPSS™ technology.
Operating Costs and Expenses
     Total operating costs and expenses were approximately $11.6 million and $27.9 million for the three months and nine months ended September 30, 2005, respectively, compared to approximately $3.3 million and $7.7 million for the three months and nine months ended September 30, 2004, respectively. The year-over-year increase in operating costs is due primarily to the business combination and the creation of a reserve for losses on service fee contracts. In addition, during the third quarter of 2005 the board of directors approved a new bonus plan. Expenses for this quarter reflect the accrual for this new plan.
     Cost of Service Fees. Cost of service fees primarily reflects the cost of providing our genomics services, including a reserve of $2.2 million for future loss contingencies, direct labor, materials and supplies, outside expenses, equipment and overhead, including instrument depreciation. In addition, we include in cost of service fees period spending on work-in-process samples that would otherwise be capitalized into inventory but for the fact that cumulative spending exceeds the expected revenue for those samples. For the three months and nine months in 2005, cost of service fees were approximately $3.9 million and $6.2 million, respectively, compared to zero for the corresponding periods in 2004. Cost of service fees increased from zero in the prior year comparable periods partly as a result of the addition of revenue from the genomics services business acquired in the business combination transaction.
     Cost of service fees in the three months and nine months ended September 30, 2005 includes a reserve for future loss contingencies with respect to existing service fee contracts. We developed this reserve based on an evaluation of contracts with samples performed at a loss in the two full quarters since the business combination; an assessment of our future obligations under these contracts; and a range of forecast assumptions for our future performance of these obligations, including but not limited to timing of sample receipt, genomic service business sample volume as a whole, and operating efficiencies. This reserve may vary considerably in future periods due to additional data on our costs to process these samples; expectations of the nature and volume of future samples; the proportion of fixed and variable costs; expectations with respect to production capacity, yields and efficiency in our genomics services business; expectations with respect to the timing and expense of implementing our SBS technology in our genomics services business; the expected rate of adoption by current customers of SBS in lieu of MPSS to perform genetic analysis on their biological samples; and expectations of the genomic service business sample volume as a whole, including both MPSS and SBS.
     In developing our estimates for forward loss contingencies with respect to the service contracts, we assessed the carrying value of our fixed assets, including MPSS genetic analysis instruments, for impairment. We determined that there was no evidence of impairment at September 30, 2005. We intend to reassess the carrying value of these assets in future periods in conjunction with our review of the reserve for future loss contingencies with respect to our genomics services business.
     At the time that we begin to perform genomics services using our reversible-terminator SBS chemistry and Clonal Single Molecule Array™ technology, we anticipate that our material and labor costs per sample may decline; however, we could experience periods of higher spending as we process both the older MPSS and the new technology in parallel and as we experience below-expected efficiency levels as we work with the new technology.
     Research and Development Expenses. Research and development expenses were approximately $4.5 million and $11.6 million for the three months and nine months ended September 30, 2005, respectively, compared to approximately $1.7 million and $4.8 million for the corresponding periods in 2004. The increases in research and development expenses over the same periods in 2004 was primarily due to the business combination on March 4, 2005, increases in material expenses, particularly, our spending on components for the production of instrument prototypes based on the new technology, and increases in personnel and related expenses. In the three months and nine months ended September 30, 2005, we incurred higher research and development expenses based on the business combination. As of September 30, 2005, we had 83 research and development employees in two sites (our Cambridge, UK and Hayward, California sites) compared with 41 in our single, Cambridge, UK site as of September 30, 2004. We expect research and development expenses to increase in the future as we continue product development efforts for our next-generation genetic analysis instrument system.
     We cannot reasonably estimate the timing and costs of our research and development programs due to the risks and uncertainties associated with developing a novel genetic analysis instrument system. While we anticipate introducing this first-generation instrument system in the fourth quarter of 2005, we expect that there will be significant additional work required to optimize the instrument, consumable and software portions of the system to achieve target performance levels. Furthermore, we anticipate spending on research and development of future-generation systems and of additional applications of our genetic analysis instrument systems.
     Sales, General and Administrative Expenses. Sales, general and administrative expenses were approximately $3.1 million and $9.7 million for the three months and nine months ended September 30, 2005, respectively, compared to $1.6 million and $2.9 million for the corresponding periods in 2004. The increases for the three months ended September 30, 2005 were primarily due to increased personnel and related expenses, professional fees and other operating expenses due to the business combination. The increases for the nine months ended September 30, 2005 were primarily due to increased personnel and related expenses, professional fees and other operating expenses due to the business combination as well as expenses to effect the business combination associated with a stock-based compensation charge representing the fair value of common stock and warrants issued to a financial advisor. We expect sales, general and administrative expense to increase in the near future as we hire increased personnel to support the commercialization of our next-generation genetic analysis instrument system and to increase non-personnel sales and marketing spending, including but not limited to promotional materials and activities, market research, travel and training. We expect to hire sales and marketing personnel, including salespeople, application specialists and system service personnel. We may need to establish additional places of business in conjunction with this hiring.

     In the nine months ended September 30, we recognized a restructuring charge of approximately $333,000. The restructuring charge included severance and benefits related to the involuntary termination of approximately 24 employees. There was no restructuring charge in the corresponding period in 2004.
Interest Income (Expense), Net
     Interest expense, net was approximately $67,000 and $404,000 for the three months and nine months ended September 30, 2005, respectively. Interest income, net was approximately $112,000 and $226,000 for the three months and nine months ended September 30, 2004, respectively. The increase in interest expense, net over the same periods in 2004 is due to the write-off of an idle facility as a result of which a portion of rental payments are treated as interest expense and assumption of $3.0 million of Lynx’s debt obligations in conjunction with business combination. In addition, the company experienced higher cash balances in the three months and nine months ended September 30, 2005 compared to the same periods in 2004.
Liquidity and Capital Resources
     Cash and cash equivalents have increased from approximately $10.5 million as of December 31, 2004, to $19.1 million as of September 30, 2005. Net cash used in operating activities was approximately $17.9 million for the nine months ended September 30, 2005, as compared to $6.0 million for the same period in 2004. The increase in cash used in operating activities for the nine months ended September 30, 2005 was primarily due to the acquisition of Lynx and to other factors. The increase in cash used in operating activities for the nine months ended September 30, 2005 reflected an increase in the net loss, reductions in accounts payable and reductions in non-current liabilities (principally amortization of deferred rent related to the write-off of an idle facility), partially offset by increases in other accrued liabilities (of which the largest components are the LCM contract reserve related to the genomics services business, establishment of a new bonus plan and increased professional fees), depreciation and amortization and prepaid expenses and other current assets. Net cash used in operating activities for the nine-month period in 2004 was primarily due to the net loss.
     Net cash used in investing activities of $1.5 million for the nine-month period of 2005 was primarily due to purchases of property and equipment, used primarily for R&D purposes, and expenses incurred in the business combination. Net cash used in investing activities of $4.2 million for the nine-month period of 2004 was due to a the purchase of a patent portfolio and expenses incurred in the business combination.
     Net cash from financing activities of $28.5 million for the nine-month period of 2005 consisted of $31.0 million received pursuant to a private placement of common stock, net of financing cost, proceeds from the exercise of stock options and the sale and leaseback of equipment offset by the repayment of a bank loan in the amount of $3.0 million. In the nine-month period of 2004 net cash from financing activities of $13.4 million was largely due to the issuance of Series B Redeemable Convertible Preferred shares of Solexa Limited.
     We plan to use available funds for ongoing commercial and research and development activities, working capital, capital expenditures and other general corporate purposes. We expect capital investments during the remainder of 2005 will be approximately $0.7 million and will be comprised of expenditures for capital equipment required in the normal course of business.
     Solexa Limited incurred net losses each year since its inception in 1998 through March 4, 2005, and Solexa has continued to incur net losses since the business combination with Lynx. As of September 30, 2005, we had an accumulated deficit of $48.0 million. Net losses may continue for the next several years as we proceed with the development and commercialization of our technologies. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses.
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
     We have incurred net losses each year since our inception, including a net loss for the three months and nine months ended September 30, 2005. As of September 30, 2005, we had an accumulated deficit of approximately $48.0 million. Net losses may continue for the next several years as we proceed with the development and commercialization of our technologies. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, or decline in revenues and on the level of expenses. Research and development expenditures and sales, general and administrative costs have exceeded revenues to date, and these expenses may increase in the future. We will need to generate significant revenues to achieve profitability, and even if we are successful in achieving profitability, there is no assurance we will be able to sustain profitability.
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
     We cannot be certain that additional capital will be available when and as needed or that our actual cash requirements will not be greater than anticipated. If we require additional capital at a time when investment in biotechnology companies or in the marketplace in general is limited due to the then prevailing market or other conditions, we may not be able to raise such funds at the time that we desire or any time thereafter. If we are unable to obtain financing on terms favorable to us, our shareholders may experience greater than expected dilution, we may be unable to execute our business plan, and we may be required to cease or reduce development or commercialization of our products, to sell some of all of our technology or assets or to merge with another entity.
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
     As of September 30, 2005, the 62 employees of Solexa Limited, our UK subsidiary, are based near Cambridge, United Kingdom and our 57 U.S. employees are based in Hayward, California. As a result we face challenges inherent in efficiently managing and coordinating the activities of our increased number of employees located in different countries, including the need to implement appropriate systems, financial controls, policies, standards, benefits and compliance programs. The inability to successfully manage the substantially larger and internationally diverse organization, or any significant delay in achieving successful management, could hurt our business.

We are subject to risks associated our international operations which may harm our business.
     A significant portion of our research and development and other operations are located in the United Kingdom which subjects us to a number of risks associated with conducting business outside of the United States, including, but not limited to:
•	fluctuations in currency exchange rates;

•	imposition of additional taxes and penalties; and

•	the burdens of complying with foreign laws.
     Currently, the lease agreement for our facilities in Cambridge, United Kingdom and most of our employment arrangements with our employees and consultants in the United Kingdom provide for payment in British pounds. Increases in the value of the British pound relative to the Unites States dollar would increase our expenses related to our operations in the United Kingdom, which could negatively impact our ability to compete. To date, we have not engaged in any currency hedging activities, although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.
We have a new management team that may not be able to define or execute on our business plan.
     Effective March 4, 2005, John West was named our chief executive officer. Mr. West had been the chief executive officer of Solexa Limited since August 2004. Effective March 10, 2005, Peter Lundberg was named our vice president and chief technical officer. Effective March 31, 2005, Linda Rubinstein was named our vice president and chief financial officer. Several additional senior staff members have been hired as well. While Mr. West has experience managing private scientific instrument companies and large teams within a public U.S. company, he has not previously been chief executive of a public company in the U.S. Mr. West anticipates dividing his time between our operations in California and our operations in the U.K. for the foreseeable future. These executives are new to our company and may not be effective, individually or as a group, in executing our business plan, and our operating results may suffer as a result.
We could lose key personnel, which could materially affect our business and require us to incur substantial costs to recruit replacements for lost personnel.
     As a result of the combination, current and prospective employees of the combined company could experience uncertainty or disappointment with their roles within the combined company. Any of our key personnel could terminate their employment, sometimes without notice, at any time. People key to the operation and management of the combined company are John West, our chief executive officer, Peter Lundberg, our vice president and chief technical officer, Linda Rubinstein, our vice president and chief financial officer, and Tony Smith, our vice president and chief scientific officer. We are also highly dependent on the principal members of our scientific staff. The loss of any of these persons’ services might adversely impact the achievement of our commercial objectives.. In addition, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. There is currently a shortage of skilled executives and employees with technical expertise, and this shortage is likely to continue. As a result, competition for skilled personnel is intense and turnover rates are high. Competition for experienced scientists from numerous companies, academic and other research institutions may limit our ability to attract and retain new or current personnel.

Our company’s officers, directors and their affiliated entities have substantial control over the company.
     As of November 8, 2005, our company’s executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 58% of the company, including warrants exercisable within 60 days of November 8, 2005. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other changes in corporate control.
We intend to implement a business model that is unproven and different from our former business model.
     Our current business model is based primarily on the planned sales of genetic analysis instruments and future sales of reagents and other consumables and services to support customers in their use of that equipment. Our historical business model was based on providing genomics services using our MPSS technology and supplying customers with DNA sequences and other information that resulted from experiments. A change in emphasis from our former business model may cause our current customers to delay, defer or cancel any purchasing decisions with respect to new or existing agreements. To date, no current customer has contacted us with respect to any such delay, deferral or cancellation of any existing agreement. There is no assurance that we will be successful in changing the emphasis of our business model from providing genomics services to selling instruments, consumables and support services to new or existing customers.
It is uncertain whether we will be able to successfully develop and commercialize our new products or to what extent we can increase our revenues or become profitable.
     We set out to develop new DNA sequencing technologies and we are now using those technologies to develop new genetic analysis instruments, consumables and services. If our strategy does not result in the development of products that we can commercialize, we will be unable to generate significant revenues. Although we have developed DNA sequencing machines and provide gene expression services to customers who have purchased our machines, these are based on the MPSS technology developed by Lynx rather than the new technologies currently under development. We cannot be certain that we will successfully develop any new products or that they will receive commercial acceptance, in which case we may not be able to recover our investment in the product development.
We will need to develop manufacturing capacity by ourselves or with a partner.
     If we are successful in achieving market acceptance for our new genetic analysis instruments, we will need to either build internal manufacturing capacity or contract with a manufacturing partner. There is no assurance that we will be able to build manufacturing capacity internally, or to find a manufacturing partner, to meet both the volume and quality requirements necessary to be successful in the market. Any delay in establishing or inability to expand our manufacturing capacity could hurt our business.
Our technology platform is at the development stage and is unproven for market acceptance.
     While some of our gene expression technology has been commercialized and is currently in use, we are developing additional technologies to generate information about gene sequences that may enable scientists to better understand complex biological processes. These technologies are still in development, and we may not be able to successfully complete development of these technologies or commercialize them. Our success depends on many factors, including:
•	technical performance of our technologies in relation to competing technologies;

•	the acceptance of our technology in the market place;

•	our ability to establish an instrument manufacturing capability, or to obtain instruments from another manufacturer; and

•	our ability to manufacture reagents and other consumables, or obtain licenses to resell reagents and other consumables.
     You must evaluate us in light of the uncertainties and complexities affecting an early stage genetic analysis systems company. The application of our technologies is in too early a stage to determine whether they can be successfully implemented. Our technologies also depend on the successful integration of independent technologies, each of which has its own development risks. Furthermore, we are anticipating that, if our technology is able to successfully reduce the cost of genetic analysis relative to existing providers, our technology may be able to displace current technology as well as to expand the market for genetic analysis to include new applications that are not practical with current technology. There is no guarantee, even if our technology is able to successfully reduce the cost of genetic analysis relative to existing providers, that we will be able to induce customers with installed bases of conventional genetic analysis instruments to purchase our system or expand the market for genetic analysis to include new applications. Furthermore, if we are able to successfully commercialize our genetic analysis systems only as a replacement for existing technology, we may face a much smaller market.
We are dependent on our genomics services customers and will need to find additional genetic analysis customers in the future.
     Our strategy for the development and commercialization of our technologies and potential genetic analytical instrument systems includes entering into customer agreements in which we provide genomics services to research institutes and pharmaceutical, biotechnology and agricultural companies. At present, our genomics services business generates substantially all of our revenues. After we have developed our new genetic analytical instrument systems, it is our intention to deploy these systems over time to replace the instruments currently used in our genomics services business, which operate based on our MPSS technology. If we are successful in commercializing our genetic analysis instrument systems, we anticipate continuing to provide genomics services after the commercial launch in order to meet particular customer requirements and to support the marketing of our instruments by, for example, allowing potential systems customers to understand how our instrumentation performs on their samples of interest. There is no guarantee, however, that any of our customers will migrate to the new technology platform once it is commercialized or that our genomics services business will generate positive cash flow or become profitable.
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
Capacity reduction in our genomic services business due to failure of our MPSS instruments, information technology systems or work processes could impair our profitability.
     Our genomic service business utilizes proprietary MPSS instruments and information systems. In addition, the MPSS process is lengthy and complex. These instruments, systems and work processes are subject to intermittent failures. Any production stoppages or reduced yields due to these factors or otherwise could reduce the number of samples we are able to process and the revenues we recognize and could increase our loss.
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
     In our genomics services business, we face, and will continue to face, competition primarily from biotechnology companies, such as Affymetrix, Inc., Celera Genomics Group, Gene Logic, Inc., and Agencourt Biosciences, academic and research institutions and government agencies, both in the United States and abroad. We are aware that certain entities are using a variety of gene expression analysis methodologies, including chip-based systems, to attempt to identify disease-related genes and to perform clinical diagnostic tests. A number of large companies offer DNA sequencing equipment or consumables including Applera Corporation, Beckman Coulter, Inc., and the Amersham Biosciences business of General Electric. A number of other smaller companies and academic groups are also in the process of developing novel techniques for DNA sequencing. These companies include, among others, 454 Corporation, Helicos Biosciences, Pacific Biosciences, Visigen and Genovoxx. A number of large companies offer gene expression equipment including Affymetrix, Inc., Agilent Technologies and Illumina Inc. In order to successfully compete against existing and future technologies, we will need to demonstrate to potential customers that our technologies and capabilities are superior to those of our competitors, which we may or may not be able to do.
     In addition, numerous pharmaceutical, biotechnology and agricultural companies are developing genomics research programs, either alone or in partnership with our competitors. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Rapid technological development by others may make our technologies and future products obsolete.
     Any products developed based on our technologies will compete in highly competitive markets. Our competitors may be more effective at using their technologies to develop commercial products than we are. Moreover, some of our competitors have, and others may, introduce novel genetic analysis platforms before we do so, which, if adopted by customers, could eliminate the market for our new genetic analysis systems. Further, our competitors may obtain intellectual property rights that would limit the use of our technologies or the commercialization of diagnostic or therapeutic products using our technologies. As a result, our competitors’ products or technologies may render our technologies and products obsolete or noncompetitive.
We have limited experience in sales and marketing and thus may be unable to further commercialize our genetic analysis instrument systems and services.
     Our ability to achieve profitability depends on attracting customers for our genetic analysis instrument systems and services. There are a limited number of research institutes and pharmaceutical, biotechnology and agricultural companies that are potential customers for our products and services. To market our products, we intend to develop a sales and marketing group with the appropriate technical expertise. We may not successfully build such a sales force. In addition, we may seek to enlist a third party to assist with sales and distribution globally or in certain regions of the world. There is no guarantee, if we do seek to enter into such an arrangement, that we will be successful in attracting a desirable sales and distribution partner, or that we will be able to enter into such an arrangement on favorable terms. If our sales and marketing efforts, or those of any third-party sales and distribution partner, are not successful, our technologies and products may not gain market acceptance, which could materially impact our business operations.
Our sales cycle for our genomics services business is lengthy, and we may spend considerable resources on unsuccessful sales efforts or may not be able to enter into agreements on the schedule we anticipate.
     Our ability to obtain customers for our technologies and products depends in significant part upon the perception that our technologies and products can help accelerate their drug discovery and genomics efforts. Our sales cycle for our genomics services business is typically lengthy, in many cases nine months or more, because we need to educate our potential customers and sell the benefits of our services to a variety of constituencies within such entities. In addition, we may be required to negotiate agreements containing terms unique to each customer. We may expend substantial funds and management effort without any assurance that we will successfully sell our technologies and products. Actual and proposed consolidations of pharmaceutical companies have negatively affected, and may in the future negatively affect, the timing and progress of our sales efforts.
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
     We do not believe, however, that our business is dependent substantially on PacI or the intellectual property associated with PacI. We believe that we would be able to purchase alternative enzymes from other providers without incurring significant additional expenses or time delays should the need arise. In addition, if we are able to successfully implement new reversible-terminator SBS sequencing technologies under development in our genetic services business, we will no longer require PacI or an alternative enzyme for MPSS. We may seek to extend or renew our contract with New England Biolabs and believe we can do so without unreasonable effort or expense.
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
     Our success depends in part on our ability to obtain patents and maintain adequate protection of the intellectual property related to our technologies and products. The patent positions of genetic analysis instrument, reagents and other consumables sales and services companies and other biotechnology companies, including us, are generally uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S., and many companies have encountered significant problems in protecting and defending their proprietary rights in foreign jurisdictions. We have applied and will continue to apply for patents covering our technologies, processes and products, as and when we deem appropriate. However, third parties may challenge these applications, or these applications may fail to result in issued patents. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around our patents. In addition, our patents may be challenged or invalidated or fail to provide us with any competitive advantage.
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
     Our commercial success depends in part on our ability to avoid infringing patents and proprietary rights of third parties and not breaching any licenses that we have entered into with regard to our technologies. Other parties have filed, and in the future are likely to file, patent applications covering imaging, image analysis, fluid delivery, DNA arrays on solid surfaces, chemical and biological reagents for DNA sequencing, genes, gene fragments, proteins, the analysis of gene sequences, gene expression and protein expression, DNA amplification and the manufacture and use of DNA chips or microarrays, which are tiny glass or silicon wafers on which tens of thousands of DNA molecules can be arrayed on the surface for subsequent analysis. If patents covering technologies required by our operations are issued to others, we may have to rely on licenses from third parties, which may not be available on commercially reasonable terms, or at all.
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
     Our customers may seek to develop diagnostic products based on genes or proteins. The prospect of broadly available gene-based diagnostic tests raises ethical, legal and social issues regarding the appropriate use of gene-based diagnostic testing and the resulting confidential information. It is possible that discrimination by third-party payers, based on the results of such testing, could lead to the increase of premiums by such payers to prohibitive levels, outright cancellation of insurance or unwillingness to provide coverage to individuals showing unfavorable genetic sequences or gene or protein expression profiles. Similarly, employers could discriminate against employees with genetic sequences or gene or protein expression profiles indicative of the potential for high disease-related costs and lost employment time. Finally, government authorities could, for social or other purposes, limit or prohibit the use of such tests under certain circumstances. These ethical, legal and social concerns about genetic testing and target identification may delay or prevent market acceptance of our technologies and products.
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
     We believe that the market price of our common stock will remain highly volatile and may fluctuate significantly due to a number of factors. The market prices for securities of many publicly held, early-stage biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. For example, during the period from September 30, 2004 to September 30, 2005, the closing sales price of our common stock as quoted on the Nasdaq SmallCap Market fluctuated from a low of $2.96 to a high of $17.00 per share. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The following factors and events may have a significant and adverse impact on the market price of our common stock:
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
     Under our certificate of incorporation, our board of directors has the authority, without further action by the holders of our common stock, to issue 2,000,000 shares of preferred stock from time to time in series and with preferences and rights as it may designate. These preferences and rights may be superior to those of the holders of our common stock. For example, the holders of preferred stock may be given a preference in payment upon our liquidation or for the payment or accumulation of dividends before any distributions are made to the holders of common stock.
     Any authorization or issuance of preferred stock, while providing desirable flexibility in connection with financings, possible acquisitions and other corporate purposes, could also have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock or making it more difficult to remove directors and to effect a change in management. The preferred stock may have other rights, including economic rights senior to those of our common stock, and, as a result, an issuance of additional preferred stock could lower the market value of our common stock. Provisions of Delaware law may also discourage, delay or prevent someone from acquiring or merging with us.
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
Foreign Currency Rate Fluctuations
     On March 4, 2005, as a result of the business combination between Solexa Limited and Lynx, Solexa Limited became our wholly-owned subsidiary. The functional currency for Solexa Limited is the British pound. Its accounts are translated from the British pound to the U.S. dollar using the current exchange rate in effect at the balance sheet date, for most balance sheet accounts excluding principally certain intercompany and equity accounts, and using the average exchange rate during the period, for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. As a result, we are exposed to risks associated with foreign exchange rate fluctuations. To date, we have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions between Solexa Limited and us.
     The functional currency for our German subsidiary (the operations of which substantially ceased at the end of 2003) is the Euro. Our German subsidiary’s accounts are translated from the Euro to the U.S. dollar using the current exchange rate in effect at the balance sheet date, for most balance sheet accounts excluding principally certain intercompany and equity accounts, and using the average exchange rate during the period, for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our German subsidiary. Transactions with our European customers are denominated in U.S. dollars.
Item 4. Controls and Procedures
     Based on their evaluation as of September 30, 2005, our chief executive officer and vice president and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were ineffective in providing reasonable assurance that the information required to be disclosed by us in this report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weakness. As of September 30, 2005, we did not maintain effective controls over the application of generally accepted accounting principles (“GAAP”) related to the financial reporting process. We have insufficient formalized procedures to assure that transactions receive adequate review by accounting personnel with sufficient technical accounting expertise.
     These control deficiencies resulted in numerous adjustments that were required to bring our 2004 audited financial statements and our 2005 quarterly unaudited financial statements into compliance with US GAAP.
     The ineffective control over the application of GAAP related to the financial reporting process could result in a material misstatement to our annual or interim financial statements that may not be prevented or detected. As a result, management has determined that this control deficiency constituted a material weakness in internal controls over financial reporting as of September 30, 2005.
Changes in Internal Controls over Financial Reporting
     During the third quarter of 2005, we hired two permanent U.S. accounting staff members and contracted for additional temporary and consulting personnel resources. In addition, we are in the process of reviewing our control procedures surrounding monthly account reconciliations, support for manual journal vouchers and the review of the monthly close to determine any additional steps necessary to remediate the material weaknesses.
     Except as discussed above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
At Solexa’s 2005 Annual Meeting of Stockholders held on July 7, 2005, Solexa stockholders voted on the following matters:
Proposal I — Approval of the issuance of common stock and warrants to purchase common stock in connection with a financing transaction: :

FOR	AGAINST	ABSTAIN	NO VOTE
12,194,040	4,785	3,853	3,003,455
Proposal II — Election of Directors. The following seven directors were each elected to serve for the ensuing year and until their successors are elected:

Director Nominee	Votes For	Votes Withheld
Craig C. Taylor	15,135,022	71,111
John West	15,198,925	7,208
Stephen D. Allen	15,199,129	7,004
Douglas M. Fambrough	15,202,008	4,125
Hermann Hauser	15,202,002	4,131
Genghis Lloyd-Harris	15,201,940	4,193
G. Mason Morfit	15,199,029	7,104
Proposal III — Adoption of the Solexa, Inc. 2005 Equity Incentive Plan:

FOR	AGAINST	ABSTAIN	NO VOTE
12,994,639	14,092	3,314	2,194,088
Proposal IV — Ratification of the selection of Ernst & Young LLP as the independent registered public accounting firm of the Company for its fiscal year ending December 31, 2005:

FOR	AGAINST	ABSTAIN
15,203,967	628	1,538

Item 6. Exhibits
     We incorporate by reference all exhibits filed in connection with our Annual Report on Form 10-K for the year ended December 31, 2004.

Exhibit
Number	Description
10.68	2005-2006 Bonus Plan, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on September 12, 2005.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Solexa, Inc. under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLEXA, INC.

/s/ John West

	By:	John West
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2005

/s/ Linda Rubinstein

	By:	Linda Rubinstein
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 14, 2005

Exhibit Index

Exhibit
Number	Description
10.68	2005-2006 Bonus Plan, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on September 12, 2005.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Solexa, Inc. under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.