Form 10-K
period 2005-12-31
Solexa, Inc.
filed 2006-03-31
CIK 913275

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Common Stock, $.01 par value per share
      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated files” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2005 was approximately $42,500,000. This calculation excluded approximately 13,500,000 shares held by directors and executive officers of the Registrant. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the Registrant. Determination of affiliate status for the purpose of this calculation is not necessarily a conclusive determination for any other purpose. The number of shares of common stock of the Registrant outstanding as of March 10, 2006, was 36,462,323.

SOLEXA, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended
December 31, 2005

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
Overview
      We are in the business of developing and commercializing genetic analysis technologies. We are currently developing and preparing to commercialize the Solexa Genome Analysis System, which performs DNA sequencing based on our proprietary reversible terminator Sequencing-by-Synthesis, or SBS, chemistry and our Clonal Single Molecule Arraytm technology. This instrument platform is expected to perform a range of analyses, including whole genome resequencing, gene expression analysis and small RNA analysis. We believe that this technology, which can potentially generate over a billion bases of DNA sequence from a single experiment with a single sample preparation, will dramatically reduce the cost, and improve the practicality, of human resequencing relative to conventional technologies. We expect our first-generation instrument, the 1G Genome Analyzer, to enable human genome resequencing below $100,000 per sample, which would make it the first platform to reach this important milestone. We introduced the 1G Genome Analyzer to customers in 2005 and expect to begin shipping and recognizing revenues on instruments in 2006. Our longer-term goal is to further reduce the cost of resequencing a human genome to a few thousand dollars for use in a wide range of applications from basic research through clinical diagnostics.
      We believe our new DNA sequencing system will enable us to implement a new business model based primarily on the sales of genetic analysis equipment, consumables and related services to end user customers. Historically, our business model has been based on providing genomics services using our Massively Parallel Sequencing Systemtm technology, or MPSS, and supplying customers with DNA sequences and other information that result from experiments. We expect to discontinue the use of MPSS in our offerings during 2006 and to begin offering genetic analysis services using the Solexa Genome Analysis System.
      We were incorporated in Delaware in February 1992. Please see a discussion of our plans under Item 1. “Business — Business Risks” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Business Combination and Name Change
      On March 4, 2005, Lynx Therapeutics, Inc., or Lynx, completed a business combination with Solexa Limited, a privately held company registered in England and Wales. Solexa Limited became a wholly-owned subsidiary of Lynx as a result of the transaction. However, because Solexa Limited’s shareholders owned approximately 80% of the shares of Lynx common stock immediately following the close of the transaction, Solexa Limited’s designees to the combined company’s board of directors represented a majority of the combined company’s directors and Solexa Limited’s senior management represented a majority of the initial senior management of the combined company, Solexa Limited was deemed to be the acquiring company for accounting purposes. Accordingly, the assets and liabilities of Lynx were recorded, as of the date of the business combination, at their respective fair values and added to those of Solexa Limited. Reported results of operations of the combined company issued for periods subsequent to the combination reflect those of Solexa Limited, to which the operations of Lynx have been added from the date of the consummation of the business combination. The operating results of the combined company reflect purchase accounting adjustments. Additionally, historical financial condition and results of operations shown for comparative purposes in periodic filings subsequent to the completion of the business combination reflect those of Solexa Limited. Lynx issued approximately 14.75 million shares and options to purchase shares of its common stock in exchange for all of the outstanding share capital and outstanding share options of Solexa Limited.
      In connection with the business combination transaction, Lynx changed its name to Solexa, Inc., or Solexa. Unless specifically noted otherwise, as used throughout this annual report, “Lynx Therapeutics” or “Lynx” refers to the business, operations and financial results of Lynx prior to the business combination on March 4, 2005, “Solexa Limited” refers to the business of Solexa Limited, “Solexa” refers to the business of the combined company after the business combination, and “we” refers to either the business operations and financial results of Lynx prior to the business combination or the business of the combined company after the business combination, as the context requires.
Market Opportunity
      Genetic analysis is currently used in both research applications and in medical diagnostic tests. In research, some of the kinds of genetic analysis that we anticipate may be performed using the Solexa Genome Analysis System are as follows:

•	Determining the sequences of additional species, as has been done for humans. This is called de novo sequencing.
•	Determining how the DNA sequence of an individual varies from that of a reference genome. This is called resequencing, and it is often performed on just a fraction of a genome. The goal of resequencing is to identify mutations or variations among individuals. Resequencing is a comprehensive scan for mutations within the portion of the genome being resequenced.
•	Identifying a molecule by its sequence for the purpose of identifying the presence, or quantifying the number, of molecules with a given sequence in a sample. This is called tag sequencing because the sequence determined is used as an identifier for the overall molecule of which it is a part. Precision measurements of gene expression and small RNA detection and quantification can be made using this approach. MPSS is another example of this technique.
      As a diagnostic tool, DNA sequencing has been used several ways, including:

•	Sequencing part of the genetic material of an infectious agent, such as HIV, to distinguish among differing HIV strains that may require different medical treatment.
•	Sequencing specific genes which, if mutated, can predispose the individual with those genes to a specific disease. Myriad Genetics, Inc., a biopharmaceutical company, for example, offers a clinical diagnostic service in which it sequences the BRCA1 and BRCA2 genes in order to identify breast cancer susceptibility.
•	Sequencing specific genes to determine which subtype of a genetic disease an individual might have. Some genetic diseases can be caused by many different mutation locations within a specific gene, and the severity and progression of a disease can be determined by which mutations an individual possesses.
      We expect to focus our efforts on the research market for at least the next few years.

Our Products Under Development
      We are currently developing the Solexa Genome Analysis System for commercial sale. This system includes the sequencing instrument itself, sets of biochemical reagents, consumable devices used in the operation of the instrument (i.e. flow cells), ancillary instrumentation to amplify sample DNA on the surface of our flow cells and related data analysis and other software. In addition, we intend to make reagents available that would be used in the preparation of biological samples to be analyzed using the Solexa Genome Analysis System. We anticipate offering successive generations of instrument designs to meet different customer needs, to serve different price points and to take advantage of new technology. We similarly anticipate offering multiple reagent sets and corresponding software systems for different applications. We also expect to sell service contracts and spare parts for the instruments.
Our Genomics Services Business
      Our genomics services business, which accounted for substantially all of our revenues in 2005, provides in-depth gene expression information to customers based on our MPSS technology.
      We anticipate that our new instrument system based on our SBS reversible terminator chemistry and our Clonal Single Molecular Array technology will be phased into our existing services business during 2006 and that this system will replace our current service offering based on MPSS. While there are many unknowns because the design of this new system is unproven and its ultimate performance in commercial applications has not yet been determined, we are optimistic that it will provide the basis for a broader and more cost competitive service than MPSS. We are planning to discontinue MPSS activities in 2006 and are in the process of renegotiating our current MPSS customer contracts in order to provide these customers with services based on our SBS chemistry.
      Our existing services facility, which is located in Hayward, California, has not previously offered large scale resequencing or certain other applications that are intended to utilize the Solexa Genome Analysis System. If our new system is developed as we expect, we may be able to add these capabilities as new services.
      Given that we plan to incorporate our new technologies into instrument systems that can be sold to customers, we anticipate that certain customers of the genomics services business may elect to purchase instrument systems and curtail or discontinue using our services. As a result, the revenue and profitability of our services business may decrease over time.
      In addition to its direct revenue role in our business, our services facility is also expected to serve as a strategic test facility and demonstration laboratory. By operating a high-throughput in-house laboratory, we may be able to test new products and product improvements and educate customers faster than we would be able to by working only with external customer test sites.
Customers
      We have derived substantially all of our revenues to date from corporate, government and academic customers of our MPSS genomics services business. We anticipate that customers for our Genome Analysis System may include existing customers of our genomics services business, genome centers and other academic and government labs, university core facilities, firms offering commercial genetic analysis services, and biotech and pharmaceutical companies. For the year ended December 31, 2005, revenues from E.I. DuPont de Nemours and Company and the University of Delaware accounted for 52% and 21%, respectively, of our total revenues.
Competition
      Competition among entities developing or commercializing instruments, research tools or services to identify the genes associated with specific diseases and to perform other forms of genetic analysis is intense.
      In our genomics services business, we face, and will continue to face, competition primarily from biotechnology companies, such as Affymetrix, Inc., the Agencourt Biosciences business of Beckman Coulter,

Inc., Celera Genomics Group, Gene Logic, Inc., academic and research institutions and government agencies, both in the United States and abroad. We are aware that certain entities are using a variety of gene expression analysis methodologies, including chip-based systems, to attempt to identify disease-related genes and to perform clinical diagnostic tests. In addition, a number of companies offer DNA sequencing equipment or consumables including Applera Corporation, Beckman Coulter, Inc., the Amersham Biosciences business of General Electric and Roche Diagnostics in partnership with 454 Corporation. Furthermore, a number of other companies and academic groups are in the process of developing novel techniques for DNA sequencing. These companies include, among others, Agencourt Personal Genomics, Genizon, Genovoxx, Helicos Biosciences, LI-COR, Lucigen, Microchip Biotechnologies, Pacific Biosciences, Perlegen, Shimadzu Biotech and Visigen. A number of companies offer gene expression equipment including Affymetrix, Inc., Agilent Technologies, Applera Corporation and Illumina, Inc. In order to successfully compete against existing and future technologies, we will need to demonstrate to potential customers that our technologies and capabilities are superior to those of our competitors.
      Many of our competitors have substantially greater capital resources, research and product development capabilities and greater financial, scientific, manufacturing, marketing, and distribution experience and resources, including human resources, than we do. These competitors may develop or commercialize genetic analysis technologies before us or that are more effective than those we are developing. Moreover, our competitors may obtain patent protection or other intellectual property rights that could limit our rights to offer genetic analysis products or services.
Intellectual Property
      We are pursuing a strategy designed to obtain United States and some international patent, trademark and trade secret protection for our core technologies. As of December 31, 2005, we held 50 patents in the United States relating to certain aspects of our products and processes with expiration dates ranging from 2014 to 2021, and have filed for several more. In addition we hold a number of patents and patent applications in Europe and in other jurisdictions. Our long-term commercial success will be dependent in part on our ability to obtain commercially valuable patent claims and to protect our intellectual property portfolio, including trademarks and trade secrets.
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
Employees
      As of March 10, 2006, Solexa employed 118 full-time employees, of which 97 were engaged in production and research and development activities.
      We believe we have been successful in attracting skilled and experienced management and scientific personnel; however competition for such personnel is intense. None of our employees is covered by collective bargaining agreements, and management considers relations with our employees to be good.

Available Information
      We maintain a site on the World Wide Web at www.solexa.com; however, information found on our website is not incorporated by reference into this report. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. This information may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A.	Risk Factors
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
      We have incurred net losses each year since our inception, including a net loss for the year ended December 31, 2005. As of December 31, 2005, we had an accumulated deficit of approximately $51.8 million. Net losses may continue for the next several years as we proceed with the development and commercialization of our technologies. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, or decline in revenues and on the level of expenses. Research and development expenditures and sales, general and administrative costs have exceeded revenues to date, and we expect these expenses to increase in the future. We will need to generate significant revenues to achieve profitability, and even if we are successful in achieving profitability, there is no assurance we will be able to sustain profitability.
If we are unable to successfully develop and commercialize our new products, we will not be able to increase our revenues or become profitable.
      We set out to develop new DNA sequencing technologies and we are now using those technologies to develop new genetic analysis instruments, consumables and services. If our strategy does not result in the development of products, including our 1G Genome Analyzer, that we can commercialize in a timely manner, we will be unable to generate significant revenues. Furthermore, there is no guarantee that we will be able to sell our instruments and consumables on terms that will generate profits or positive cash flow. Although we have developed DNA sequencing machines that we currently use in providing gene expression services to customers, these are based on the MPSS technology developed by Lynx rather than the new technologies currently under development. We cannot be certain that we will successfully develop any new products, including our 1G Genome Analyzer, in a timely manner, or that the new products will receive commercial acceptance, in which case we may not be able to increase or maintain our revenues or become profitable.
      We have articulated aggressive business and technical objectives for 2006, including our intention to recognize revenue on sales of our 1G Genome Analyzer beginning in the second quarter of 2006; to launch a number of applications to be run on the Solexa Genome Analysis System in 2006; and to sequence the genome of a human in 2006. We will need to overcome significant challenges to achieve these milestones in the designated timeframes, including continuing to improve the technical performance of our system; obtaining customer acceptance of our products; and producing and implementing a fleet of 1G Genome Analyzers at both our U.K. and California sites. Failure to accomplish these objectives, or to accomplish them within the articulated timeframes, could cause our stock price to decline or to be come more volatile.
Our technology platform is at the development stage and is unproven for market acceptance.
      While our MPSS technology has been commercialized and is currently in use for certain kinds of genetic analysis, including gene expression and small RNA analysis, we are developing our SBS reversible terminator chemistry and our Clonal Single Molecule Array technology to perform similar genetic analyses as well as sequence the DNA of genomes and of individual genes and genomic regions. These technologies are still in development, and we may not be able to successfully complete development of these technologies or commercialize them. Our success depends on many factors, including:

•	technical and economic performance of our technologies in relation to competing technologies;
•	the acceptance of our technology in the marketplace;
•	our ability to establish an instrument manufacturing capability, or obtain instruments from another manufacturer; and
•	our ability to manufacture reagents and other consumables, or obtain licenses to resell reagents and other consumables.
      You must evaluate us in light of the uncertainties and complexities affecting an early stage genetic analysis systems company. The application of our technologies is at too early a stage to determine whether they can be successfully implemented within our targeted timeframe, for our targeted applications or at our targeted technical and economic performance levels. Our technologies also depend on the successful integration of independent technologies, each of which has its own development risks. Furthermore, we anticipate that, if our technology is able to successfully reduce the cost of genetic analysis relative to existing providers, our technology may be able to displace current technology as well as to expand the market for genetic analysis to include new applications that are not practical with current technology. The current focus of many of our potential customers performing DNA sequencing is on candidate region, candidate gene and de novo sequencing, rather than on whole genome resequencing. Furthermore, although we believe our system is suitable for resequencing large and complex genomes, there is no single technique that can be used to resequence the entire genome of a human. Instead, scientists need to combine several techniques to address complex structures such as long repeat sequences. One example of such a technique is paired end reads. We anticipate developing over time additional techniques, such as paired end reads, for use with our system. Our inability to sequence 100% of a human genome may limit our market. Many of our potential customers must, in turn, demonstrate to governmental and other funding sources that our technology has been successfully developed before they can make substantial purchases of our products. There is no guarantee, even if our technology is able to successfully reduce the cost of genetic analysis relative to existing providers, that we will be able to induce customers with installed bases of conventional genetic analysis instruments to purchase our system or expand the market for genetic analysis to include new applications. Furthermore, if we are only able to successfully commercialize our genetic analysis systems as a replacement for existing technology, we may face a much smaller market than we currently anticipate.
We have limited experience in sales and marketing and thus may be unable to further commercialize our genetic analysis instrument systems and services.
      Our ability to achieve profitability depends on attracting customers for our genetic analysis instrument systems and services. There are a limited number of research institutes and pharmaceutical, biotechnology and agricultural companies that are potential customers for our products and services. To market and sell our products, we intend to develop a sales and marketing group with the appropriate technical expertise. We are currently conducting a search for an executive to run our field organization, including sales, field application support and field service. We may not successfully build such a field organization. In addition, we may seek to enlist a third party to assist with sales and distribution globally, in certain regions of the world or for certain applications. In addition, if we are successful in achieving market acceptance for our new genetic analysis instruments, we will need either to build internal capabilities to install and maintain instruments at customer sites, to assist customers with the experiments that they intend to conduct using our instruments and to train customers on the use of our instruments, or to contract with one or more partners to do so on our behalf. There is no guarantee, if we do seek to enter into such arrangements, that we will be successful in attracting one or more desirable sales and distribution partners, or that we will be able to enter into such arrangements on favorable terms. If our sales, marketing, field application support and field service efforts, or those of any third-party sales and distribution partner, are not successful, our technologies and products may not gain market acceptance, which could materially impact our business operations.
We will need to develop manufacturing capacity by ourselves or with a partner.
      If we are successful in achieving market acceptance for our new genetic analysis instruments, we will need either to build internal manufacturing capacity for instruments, flow cells and reagents, or to contract with one or more manufacturing partners. We are currently using personnel from our research and development and genomics services groups and consultants to address manufacturing and outsourcing, and we are conducting a search for an executive to run these operations. There is no assurance that we will be able to build manufacturing capacity internally, or to find a manufacturing partner, to meet both the volume and quality requirements necessary to be successful in the market. Any delay in establishing or inability to expand our manufacturing capacity could hurt our business.
We intend to implement a business model that is unproven and different from our former business model.
      Our current business model is based primarily on the planned sales of genetic analysis instruments and of reagents and other consumables and services to support customers in their use of that equipment. Alternative commercial arrangements may take the form of equipment leases, equipment placements and collaborations with customers at academic, government and commercial labs, among others.
      Our historical business model was based on providing genomics services using our MPSS technology and supplying customers with DNA sequences and other information that resulted from experiments. A change in emphasis from our former business model has caused some current and prospective customers of our genomics services business to delay, defer or cancel purchasing decisions with respect to new or existing agreements. There is no assurance that we will be successful in changing the emphasis of our business model from providing genomics services to selling instruments, consumables and support services to new or existing customers. We are planning to discontinue MPSS activities in 2006 and are in the process of renegotiating our current MPSS customer contracts in order to provide those customers with services based on our new SBS technology. We have entered into new or amended agreements with some of our existing customers providing for the transition from MPSS-based services to SBS-based services. There is no guarantee, however, that all of our customers will migrate to the new technology platform once it is commercialized or that our genomics services business will generate positive cash flow or become profitable.
We may need to raise additional funding, which may not be available on favorable terms, if at all.
      We may need to raise additional capital through public or private equity or debt financings in order to satisfy our projected future capital needs.
      The amount of additional capital we may need to raise depends on many factors, including:

•	the progress and scope of research and development programs;
•	the progress of efforts to develop and commercialize new products and services; and
•	the costs of preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights.
      We cannot be certain that additional capital will be available when and as needed or that our actual cash requirements will not be greater than anticipated. If we require additional capital at a time when investment in biotechnology companies or in the marketplace in general is limited due to the then prevailing market or other conditions, we may not be able to raise such funds at the time that we desire or any time thereafter. If we are unable to obtain financing on terms favorable to us, our stockholders may experience greater than expected dilution, we may be unable to execute our business plan, and we may be required to cease or reduce development or commercialization of our products, sell some or all of our technology or assets or merge with another entity.
We currently depend on a small number of genomics services customers for substantially all our revenues.
      Our strategy for the commercialization of our technologies includes entering into customer agreements in which we provide genomics services to research institutes and pharmaceutical, biotechnology and agricultural companies. At present, our genomics services business generates substantially all of our revenues. After we have developed the Solexa Genome Analysis System, it is our intention to deploy these systems over time to replace the instruments currently used in our genomics services business, which operate based on our MPSS technology. If we are successful in commercializing our genetic analysis instrument systems, we anticipate continuing to provide genomics services after the commercial launch in order to meet particular customer requirements and to support the marketing of our instruments by, for example, allowing potential systems customers to understand how our instrumentation performs on their samples of interest. We have entered into new or amended agreements with some of our existing customers providing for the transition from MPSS-based services to SBS-based services. There is no guarantee, however, that all of our customers will migrate to the new technology platform once it is commercialized or that our genomics services business will generate positive cash flow or become profitable.
      Prior to our business combination with Solexa Limited, Lynx derived substantially all of its revenues from customer agreements, collaborations and licenses related to our genomics services business. Since the business combination we have continued to derive substantially all of our revenues from customer agreements. A significant portion of our revenues comes from a small number of customers. Thus, unless and until we are able to commercialize our new genetic analysis instrument systems under development, we will be dependent on a small number of customers to continue our current genomics services business, and the loss of one or more of those customers could harm our results of operations.
Capacity reduction in our genomics services business could increase our loss.
      Our genomics service business utilizes proprietary MPSS instruments and information systems. In addition, the MPSS process is lengthy and complex. These instruments, systems and work processes are subject to intermittent failures. Any production stoppages or yield reductions due to these factors or otherwise could reduce the number of samples we are able to process and the revenues we recognize, could delay our intended termination of MPSS activities in 2006 and could increase our loss.
Our sales cycle for our genomics services business is lengthy, and we may spend considerable resources on unsuccessful sales efforts or may not be able to enter into agreements on the schedule we anticipate.
      Our ability to obtain customers for our technologies and products depends in significant part upon the perception that our technologies and products can help reduce the costs or accelerate the timing of drug discovery and development, diagnostics and genomics efforts. Our sales cycle for our genomics services business is typically lengthy, in many cases nine months or more, because we need to educate our potential customers and to sell the benefits of our services to a variety of constituencies within such entities. In addition, we may be required to negotiate agreements containing terms unique to each customer. We may expend substantial funds and management effort without any assurance that we will successfully sell our technologies and products. Actual and proposed consolidations of pharmaceutical companies have negatively affected, and may negatively affect, the timing and progress of our sales efforts.
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
      In our genomics services business, we face, and will continue to face, competition primarily from biotechnology companies, such as Affymetrix, Inc., the Agencourt Biosciences business of Beckman Coulter, Inc., Celera Genomics Group, Gene Logic, Inc., academic and research institutions and government agencies, both in the United States and abroad. We are aware that certain entities are using a variety of gene expression analysis methodologies, including chip-based systems, to attempt to identify disease-related genes and to perform clinical diagnostic tests. In addition, a number of large companies offer DNA sequencing equipment or consumables including Applera Corporation, Beckman Coulter, Inc., the Amersham Biosciences business of General Electric and Roche Diagnostics in partnership with 454 Corporation. Furthermore, a number of other companies and academic groups are in the process of developing novel techniques for DNA sequencing. These companies include, among others, Agencourt Personal Genomics, Genizon, Genovoxx, Helicos Biosciences, LI-COR, Lucigen, Microchip Biotechnologies, Pacific Biosciences, Perlegen, Shimadzu Biotech and Visigen. A number of companies offer gene expression equipment including Affymetrix, Inc., Agilent Technologies, Applera Corporation, and Illumina, Inc. In order to successfully compete against existing and future technologies, we will need to demonstrate to potential customers that our technologies and capabilities are superior to those of our competitors.
      Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Rapid technological development by others may make our technologies and future products obsolete.
      Any products that are developed based on our technologies will compete in highly competitive markets. Our competitors may be more effective at using their technologies to develop commercial products than we are. Moreover, some of our competitors have, and others may, introduce novel genetic analysis platforms before we do which, if adopted by customers, could eliminate the market for our new genetic analysis systems. Furthermore, our competitors may obtain intellectual property rights that would limit the use of our technologies or the commercialization of diagnostic or therapeutic products using our technologies. As a result, our competitors’ products or technologies may render our technologies and products obsolete or noncompetitive.
      Furthermore, competitors may combine operations by merger, acquisition, licensing, distribution arrangements, partnerships and other activities. Such combinations may give our competitors advantages they did not previously have and lead to even more intense competition.
If management is unable to effectively manage the increasing size and complexity of our organization, our operating results will suffer.
      As of March 10, 2006, the 60 employees of Solexa Limited, our subsidiary, are based near Cambridge, United Kingdom and our 58 U.S. employees are based in Hayward, California. We plan to hire additional personnel at both sites. As a result we face challenges inherent in efficiently managing and coordinating the activities of our increasing number of employees located in different countries, including the need to implement appropriate systems, financial controls, policies, standards, benefits and compliance programs. The inability to successfully manage a growing and internationally diverse organization, could hurt our business, and, as a result, the market price of our common stock could decline.
We are subject to risks associated with our international operations which may harm our business.
      A significant portion of our research and development and other operations are located in the United Kingdom which subjects us to a number of risks associated with conducting business outside of the United States, including, but not limited to:

•	fluctuations in currency exchange rates;
•	imposition of additional taxes and penalties; and
•	the burden of complying with foreign laws.

      Currently, the lease agreement for our facilities in Cambridge, United Kingdom and most of our employment arrangements with our employees and consultants in the United Kingdom provide for payment in British pounds. Increases in the value of the British pound relative to the Unites States dollar will increase our expenses related to our operations in the United Kingdom, which could negatively impact our ability to compete. To date, we have not engaged in any currency hedging activities, although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future, and, as a result, the market price of our common stock could decline.
We could lose key personnel, which could materially affect our business and require us to incur substantial costs to recruit replacements for lost personnel.
      Any of our key personnel could terminate their employment, sometimes without notice, at any time. John West, our Chief Executive Officer, in particular, is a key member of our management team. We are also highly dependent on the principal members of our scientific and commercial staff. The loss of any of these persons’ services might adversely impact the achievement of our commercial objectives. In addition, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. There is currently a shortage of skilled executives and employees with technical expertise, and this shortage is likely to continue. As a result, competition for skilled personnel is intense, and turnover rates are high. Competition for experienced scientists from numerous companies, academic and other research institutions may limit our ability to attract and retain new or current personnel.
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
      Our commercial success depends in part on our ability to avoid infringing patents and proprietary rights of third parties and not breaching any licenses that we have entered into with regard to our technologies. Other parties have filed, and in the future are likely to file, patent applications covering imaging, image analysis, fluid delivery, DNA arrays on solid surfaces, chemical and biological reagents for DNA sequencing, genes, gene fragments, the analysis of gene sequences, gene expression, DNA amplification and the manufacture and use of DNA chips or microarrays, which are tiny glass or silicon wafers on which tens or hundreds of thousands of DNA molecules can be arrayed on the surface for subsequent analysis. If patents covering technologies required by our operations are issued to others, we may have to rely on licenses from third parties, which may not be available on commercially reasonable terms, or at all.
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
We currently utilize sole-source suppliers for certain components of our Solexa Genome Analysis System and in our MPSS service business.
      We anticipate purchasing, on a sole-source basis, certain components for our 1G Genome Analyzer and certain reagents used to operate and prepare samples to be run on the 1G Genome Analyzer. We are in the process of negotiating supply agreements for certain of these sole-source items. In addition, we currently purchase, on a sole-source basis, the flow cells and certain enzymes that are used in our MPSS services business.
      When we rely on sole vendors, we subject our business to several risks, including:

•	the inability to obtain an adequate supply due to manufacturing capacity constraints, a discontinuation of a product by a third-party manufacturer or other supply constraints;
•	the potential lack of leverage in contract negotiations with the sole vendor;
•	reduced control over quality and pricing of components; and
•	delays and long lead times in receiving materials from vendors.
      We believe that we would be able to purchase alternative instrument components and reagents from other providers should the need arise, although we would likely incur additional expense and delay. Such additional expense and delay could be material and could harm our business in the short term.
Our facilities in Hayward, California are located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster could cause damage to our facilities and equipment, which could require us to cease or curtail operations.
      Our facilities in Hayward, California are located near known earthquake fault zones and are vulnerable to damage from earthquakes. We are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities would be seriously, or potentially completely, impaired. In addition, the unique nature of our activities could cause significant delays in our research programs commercial activities and make it difficult for us to recover from a disaster. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Accordingly, an earthquake or other disaster could materially and adversely harm our ability to conduct business.
Our stock price may be extremely volatile.
      We believe that the market price of our common stock will remain highly volatile and may fluctuate significantly due to a number of factors. The market prices for securities of many publicly held, early-stage biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. For example, during the period from March 7, 2005 to December 31, 2005, the closing sales price of our common stock as quoted on the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market) fluctuated from a low of $4.79 to a high of $17.00 per share. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The following factors and events may have a significant and adverse impact on the market price of our common stock:

•	fluctuations in our operating results;
•	announcements of technological innovations or new commercial products by us or our competitors;
•	release of reports by securities analysts;
•	developments or disputes concerning patent or proprietary rights;
•	developments in our relationships with current or future customers;
•	sales of our common stock by large holders, and distributions and/or sales of shares held by stockholders affiliated with certain of our directors; and
•	general market conditions.
      Many of these factors are beyond our control. These factors may cause a decrease in the market price of our common stock, regardless of our operating performance.
We have determined that we have a material weakness in our internal controls over financial reporting. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading of our stock.
      Under Section 302 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting. As of December 31, 2005, we did not maintain effective control over the application of GAAP related to the financial reporting process. This control deficiency resulted in numerous adjustments being required to bring our financial statements into compliance with GAAP. Additionally, this deficiency could result in material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. Because of this material weakness, our management concluded that, as of December 31, 2005, we did not maintain effective internal control over financial reporting based on those criteria. Should we, or our independent registered public accounting firm, determine in future fiscal periods that we have additional material weaknesses in our internal controls over financial reporting, the reliability of our financial reports may be impacted, and our results of operations or financial condition may be harmed and the price of our common stock may decline. During the second quarter of 2005, we hired a controller, who will be departing Solexa effective April 30, 2006.
We are required to recognize expense for stock based compensation related to employee stock options and employee stock purchases, there is no assurance that the expense we are required to recognize accurately measures the value of our share-based payment awards, and the recognition of this expense could cause the trading price of our common stock to decline.
      On January 1, 2006, we will adopt Statement of Financial Accounting Standards No. 123R, “Accounting for Share Based Payments,” or SFAS 123R, which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. As a result, our operating results for the first quarter of 2006 and for future periods will contain a charge for stock-based compensation related to employee stock options and employee stock purchases. The application of SFAS 123R requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Our employee stock options have certain characteristics that are significantly different from traded options, and changes in the subjective assumptions can materially affect the estimated value. Although the fair value of employee stock options is determined in accordance with SFAS 123R and Staff Accounting Bulletin No. 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
      We expect that our adoption of SFAS 123R will have a material impact on our financial statements and results of operations, and this will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.
Our company’s officers, directors and their affiliated entities have substantial control over the company.
      As of March 10, 2006, our company’s executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 37% of the outstanding common stock of the company, including warrants and options exercisable within 60 days of March 10, 2006. These stockholders, if acting together, may be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other changes in corporate control.
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
      Any authorization or issuance of preferred stock, while providing desirable flexibility in connection with financings, possible acquisitions and other corporate purposes, could also have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, to remove directors and to effect a change in management. The preferred stock may have other rights, including economic rights senior to those of our common stock, and, as a result, an issuance of additional preferred stock could lower the market value of our common stock. Provisions of Delaware law may also discourage, delay or prevent someone from acquiring or merging with us.

Item 1B.	Unresolved Staff Comments
      We did not receive any written comments on our periodic or current reports from the SEC prior to June 30, 2005, that have not been resolved.

Item 2.	Properties
      In February 1998, we entered into a non-cancelable operating lease for facilities space of approximately 111,000 square-feet in two buildings in Hayward, California. In July 2000, we leased approximately 37,000 square feet of additional space in one of the buildings for further expansion purposes. Our corporate headquarters, principal U.S. research and development, genomics services production and instrument production facilities are currently located in one of the two buildings. The remaining space may be developed and occupied in phases, depending on our growth. The leases run through December 2008. We have an option to extend the lease for an additional five-year period, subject to certain conditions. We also lease approximately 16,000 square feet in Little Chesterford, United Kingdom, which is occupied by Solexa Limited, our wholly-owned subsidiary. The lease expired in 2005, and we are presently negotiating a renewal of the lease. In the interim, we are occupying the space under “a tenancy at will” arrangement with the same terms and conditions as the expired lease. If we are unsuccessful in renewing the lease on satisfactory terms, that would cause material delays and cost increases. We believe that the lease can be renewed on satisfactory terms.

Item 3.	Legal Proceedings
      We are not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.
PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
      Effective March 7, 2005, in connection with the change of our name from Lynx Therapeutics, Inc. to Solexa, Inc., we changed the symbol under which our common stock trades to SLXA. Effective February 22, 2006, our common stock under the symbol SLXA was transferred from the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market) to the Nasdaq National Market. The following table sets forth, for the periods indicated, the high and low closing bid information for the Lynx Therapeutics, Inc. common stock (prior to March 4, 2005) and Solexa, Inc. (after March 4, 2005) as reported by the Nasdaq National Market and Nasdaq Capital Market, as adjusted to reflect the effect of a 1-for-2 reverse split of our common stock effected on March 2, 2005:

	Common Stock Price

	High	Low

Year Ended December 31, 2005:
First quarter	$17.00	$8.20
Second quarter	9.00	5.00
Third quarter	7.16	4.79
Fourth quarter	10.87	5.57
Year Ended December 31, 2004:
First quarter	$13.72	$8.98
Second quarter	10.60	3.98
Third quarter	5.02	2.96
Fourth quarter	8.20	4.52
      As of March 10, 2006, there were approximately 1,379 stockholders of record of our common stock. On March 10, 2006, the last reported sale price of our common stock was $8.89.
Dividend Policy
      We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings to support the development of our business and do not anticipate paying cash dividends for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.
Recent Sales and Purchases of Unregistered Securities
      On April 21, 2005, Solexa entered into an agreement to issue to private investors approximately 8.1 million shares of common stock at $4.00 per share and warrants to purchase approximately 4.1 million shares of common stock at an exercise price of $5.00 per share. On April 25, 2005, pursuant to the agreement, we issued approximately 2.1 million shares of common stock, $0.01 par value per share, and warrants to purchase approximately 1.1 million shares of common stock, receiving gross proceeds of approximately $8.5 million. On July 12, 2005, also pursuant to the agreement and following receipt of stockholder approval at the Solexa 2005 annual meeting of stockholders, we issued approximately 6.0 million shares of common stock and warrants to purchase approximately 3.0 million shares of common stock, receiving gross proceeds of approximately $24.0 million. In aggregate, we raised a total of approximately $31.0 million, net of issuance costs.
      In June 2005 we settled a $1.7 million balance owed to a consultant by paying cash and issuing common stock and warrants to purchase common stock. As provided in the settlement agreement terms, we paid cash of $997,000 and issued 180,000 shares of our common stock, and warrants to purchase an additional 90,000 shares of our common stock at an exercise price of $5.00 per share. As a result of this transaction, we recorded $987,000 of additional expense in the twelve months ended December 31, 2005, representing the difference between the $1.7 million amount owed and the fair value amount of cash and stock paid to the consultant.
      On November 18, 2005, Solexa entered into agreements to issue to private investors 10.0 million shares of common stock at $6.50 per share and warrants to purchase approximately 3.5 million shares of common stock at an exercise price of $7.50 per share. On November 23, 2005, pursuant to the agreements, Solexa issued approximately 3.9 million shares of common stock and warrants to purchase approximately 1.3 million shares of common stock, receiving gross proceeds of approximately $25.0 million. As a result of this transaction, we recorded $1.7 million of financing costs in the fourth quarter of 2005. Upon receipt of shareholder approval, the second tranche closed on January 19, 2006. We issued approximately 6.1 million shares of common stock, and warrants to purchase approximately 2.2 million shares of common stock, receiving gross proceeds of approximately $40.0 million. As a result of this transaction, we recorded $2.3 million of financing costs in the first quarter of 2006. In aggregate, we raised a total of approximately $61.0 million, net of issuance costs.

Item 6.	Selected Financial Data
      This section presents our selected consolidated historical financial data. You should read this information together with the consolidated financial statements and related notes included in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)
Revenues:
Service revenue	$4,150	$96	$7	$—	—
Operating costs and expenses:
Cost of service revenue	7,066	—	—	—	—
Research and development	17,294	6,870	5,266	3,991	1,718
General and administrative	12,030	3,184	1,459	1,325	895
Restructuring charge	333	—	—	—	—

Total operating costs and expenses	36,723	10,054	6,725	5,316	2,613

Loss from operations	(32,573)	(9,958)	(6,718)	(5,316)	(2,613)
Interest and other income (expense), net	(321)	402	362	555	104
Other income, net	464	—	—	—	—
Gain on foreign exchange	271	(164)	—	—	—

Loss before income taxes	(32,159)	(9,720)	(6,356)	(4,761)	(2,509)
Income tax benefit	(2,999)	(916)	(707)	(293)	—

Net loss	(29,160)	(8,804)	(5,649)	(4,468)	(2,509)
Dividends	(522)	(1,229)	—	—	—

Net loss applicable to common stockholders	$(29,682)	$(10,033)	$(5,649)	$(4,468)	$(2,509)

Basic and diluted net loss per common share	$(1.51)	$(9.68)	$(5.45)	$(4.31)	$(3.31)

Shares used in computation of net loss per common share	19,698	1,036	1,036	1,036	757

	December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$38,403	$10,463	$8,907	$13,295	$16,853
Total assets	73,017	17,815	10,401	15,013	17,913
Stockholders’ equity	59,773	431	9,606	14,207	17,136
      In connection with the business combination, Solexa Limited was deemed to be the acquiring company for accounting purposes. Accordingly, the assets and liabilities of Lynx were recorded, as of the date of the business combination, at their respective fair values and added to those of Solexa Limited. The results of operations of the combined company for 2005, reflect those of Solexa Limited, to which the results of operations of Lynx were added from the date of the consummation of the business combination. The results of operations of the combined company reflect purchase accounting adjustments, including increased amortization and depreciation expense for net assets assumed. Additionally, the historical results of operations and financial position shown for comparative purposes in this Form 10-K reflect those of Solexa Limited prior to the business combination.

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
Overview
      We are in the business of developing and commercializing genetic analysis technologies. We are currently developing and preparing to commercialize the Solexa Genome Analysis System, which performs DNA sequencing based on our proprietary reversible terminator Sequencing-by-Synthesis, or SBS, chemistry and our Clonal Single Molecule Array technology. This instrument platform is expected to perform a range of analyses, including whole genome resequencing, gene expression analysis and small RNA analysis. We believe that this technology, which can potentially generate over a billion bases of DNA sequence from a single experiment with a single sample preparation, will dramatically reduce the cost, and improve the practicality, of human resequencing relative to conventional technologies. We expect our first-generation instrument, the 1G Genome Analyzer, to enable human genome resequencing below $100,000 per sample, which would make it the first platform to reach this important milestone. We introduced the 1G Genome Analyzer to customers in 2005 and expect to begin shipping and recognizing revenues on instruments in 2006. Our longer-term goal is to further reduce the cost of resequencing a human genome to a few thousand dollars for use in a wide range of applications from basic research through clinical diagnostics.
      On March 4, 2005, Solexa Limited, a privately held United Kingdom company, and Lynx Therapeutics, Inc., a Delaware corporation, completed a business combination. Solexa Limited became a wholly-owned subsidiary of Lynx as a result of the transaction, and Lynx changed its name to Solexa, Inc. However, because immediately following the business combination transaction the former Solexa Limited shareholders owned approximately 80% of the shares of the common stock of Lynx, Solexa Limited’s designees to the combined company’s board of directors represented a majority of the combined company’s directors and Solexa Limited’s senior management represented a majority of the senior management of the combined company, Solexa Limited was deemed to be the acquiring company for accounting purposes. Accordingly, the assets and liabilities of Lynx were recorded, as of the date of the business combination, at their respective fair values and added to those of Solexa Limited. The results of operations of the combined company for 2005 reflect those of Solexa Limited, to which the results of operations of Lynx were added from the date of the consummation of the business combination. The results of operations of the combined company reflect purchase accounting adjustments, including increased amortization and depreciation expense for acquired assets. Additionally, the historical results of operations and financial position shown for comparative purposes in this Form 10-K reflect those of Solexa Limited prior to the business combination.
      In connection with this business combination transaction, Lynx changed its name to Solexa, Inc. and its symbol to SLXA. Unless specifically noted otherwise, as used throughout these Consolidated Financial Statements, “Lynx Therapeutics” or “Lynx” refers to the business, operations and financial results of Lynx Therapeutics, Inc. prior to the business combination consummated on March 4, 2005, “Solexa Limited” refers to the business of Solexa Limited, a privately held United Kingdom company prior to the business combination, “Solexa” refers to the business of the combined company after the business combination, and “we” refers to either the business operations and financial results of Lynx prior to the business combination or the business of the combined company after the business combination, as the context requires.
      On May 17, 2005, our Board of Directors approved a workforce-restructuring plan designed to reflect our ongoing transition from our MPSS technology to the development and commercialization of our next-generation genetic analysis instrument system. The restructuring plan, which was initiated on May 18, 2005, involved a workforce reduction of approximately 17% and left us with a post-reduction workforce of approximately 116 employees in the United States and United Kingdom. We incurred restructuring charges of approximately $333,000 in the second quarter of 2005 primarily associated with employee severance costs. The workforce reduction included positions in most functional areas of Solexa.
      As of December 31, 2005, we had an accumulated deficit of approximately $51.8 million. We expect to continue to incur net losses as we proceed with the commercialization and development of our technologies. The size of these losses will depend on the rate of growth, if any, in our revenues and on the level of our expenses. Our cash and cash equivalents have increased from $10.5 million as of December 31, 2004 to $38.4 million as of December 31, 2005, due to financing activities involving private placements of shares of our common stock and warrants to purchase our common stock.
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
      On November 18, 2005, we entered into a definitive agreement for a private placement of common stock and warrants to purchase common stock that raised approximately $23.3 million, net of expenses, in the fourth quarter of 2005. On January 19, 2006, we received the balance of net proceeds of approximately $37.7 million pursuant to this agreement. In aggregate, we raised a total of approximately $61.0 million net of issuance costs in connection with the two closings of the private placement.
      Prior to the business combination with Lynx, Solexa Limited was a development stage company with minimal revenue. As a result of the business combination, Solexa is no longer a development stage company. Until our new genetic analysis instrument system is available for commercial use, our primary revenue source will be from our genomics services business, formerly of Lynx. Lynx historically received, and we expect to continue to receive in the future, a significant portion of our genomics services revenues from a small number of customers.
      Revenues from the genomics services business in each quarterly period have in the past, and could in the future, fluctuate due to: the level of service fees, which is tied to the price, number and timing of biological samples received from our customers, as well as our performance of the related genomics services on the samples; the timing and amount of any technology access fees and the period over which the revenue is recognized; the number, type and timing of new, and the termination of existing, agreements with customers; and the sale of instruments, reagents and other consumables, if any. In addition, our plans to introduce genomics services based on our SBS reversible terminator chemistry and our Clonal Single Molecular Array technology and to discontinue MPSS-based services could adversely impact our genomics services revenues.
      Our operating costs and expenses include cost of service revenue, research and development expenses, sales, general and administrative expenses and restructuring costs. Cost of service revenue includes primarily a reserve for future loss contingencies, the cost of direct labor, materials and supplies, outside expenses, equipment and overhead including instrument depreciation, as well as period spending on work-in-process samples that exceeds the expected revenue for those samples. In addition, cost of service revenue includes a forward loss contingency reserve that we established in the third quarter of 2005, of which $1.0 million remained outstanding at December 31, 2005. We did not incur cost of service revenue until completion of the business combination transaction with Lynx. Research and development expenses include the cost of personnel, materials and supplies, outside expenses, equipment and overhead incurred by us in research and development related to our genetic analysis instrument systems and process improvements related to our genomics services business. Research and development expenses are expected to increase due to spending for ongoing technology development and implementation, as well as increased headcount from the business combination. Sales, general and administrative expenses include the cost of personnel, materials and supplies, outside expenses, equipment and overhead incurred by us primarily in our administrative, sales and marketing, legal and investor relations activities. Sales, general and administrative expenses are expected to increase in support of our research and development and commercial efforts, as well as increased headcount from the business combination. Restructuring expense includes primarily employee severance costs.

Critical Accounting Policies and Estimates
      The preparation of our consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. The items in our financial statements requiring significant estimates and judgments include determining the useful lives of fixed assets for depreciation and amortization calculations, assumptions for valuing options and warrants and estimated lives of license and collaborative agreements related to deferred revenue. Actual results could differ materially from these estimates.

Revenue
      Revenues are related principally to services that we perform on biological samples we receive from our customers. We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered and materials are delivered, the fee is fixed or determinable, and collectibility is reasonably assured. Should conditions cause management to determine these criteria are not met for certain transactions, then such amounts are recorded as deferred revenue.

Forward Loss Contingency
      In our genomics services business, we enter into service contracts to provide genetic analysis on samples provided to us by customers. If management considers it probable that performance on the contract will result in a loss and this loss can be reasonably estimated, a loss reserve is recorded. Management makes estimates of the costs to complete this genetic analysis based on historical experience; expectations of the nature and volume of future samples; the proportion of fixed and variable costs; expectations with respect to production capacity, yields and efficiency in our genomics services business; expectations with respect to the timing and expense of implementing our next-generation technology in our genomics services business; the expected rate of adoption by current customers of our next-generation technology in lieu of MPSS to perform genetic analysis on their biological samples; and expectations of genomic services business sample volume as a whole, including both MPSS and our next-generation technology. If our assumptions or conditions change, the forward loss contingency will be adjusted accordingly.
      This reserve may vary in future periods due to additional data on our costs to process these samples; expectations of the nature and volume of future samples; the proportion of fixed and variable costs; expectations with respect to production capacity, yields and efficiency in our genomics services business; expectations with respect to the timing and expense of implementing our next-generation technology in our genomics services business; the expected rate of adoption by current customers of our next-generation technology in lieu of MPSS to perform genetic analysis on their biological samples; and expectations of the genomic service business sample volume as a whole, including both MPSS and our next-generation technology.
      In developing our estimates for forward loss contingencies with respect to the service contracts, we assessed the carrying value of our fixed assets, including MPSS genetic analysis instruments used in our genomics services business, for impairment. We determined that there was no evidence of impairment at December 31, 2005.

Inventory
      Inventory is stated at the lower of cost (which approximates first-in, first-out cost) or market. The balance at December 31, 2005 was classified as raw materials and work in process. There was no inventory at December 31, 2004 as Solexa Limited was in the development stage prior to the business combination transaction with Lynx, and its primary activity was research and development. Raw material inventories consist primarily of reagents and other chemicals utilized while performing genomics services. Work-in-process inventories consist of accumulated cost of experiments not completed. Amounts in excess of the inventory’s net realizable value are charged to cost of service revenue or to the forward loss contingency reserve, as appropriate. Inventory used in providing genomics services and for reagent sales is charged to cost of service revenue when the related revenue is recognized. Reagents, chemicals and flowcells purchased for internal development purposes are charged to research and development expenses upon receipt or as consumed.

Goodwill and Other Intangible Assets
      Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in the business combination. Other intangibles including patents, acquired technology rights and developed technology are being amortized using the straight-line method over estimated useful lives of seven to ten years.
      Goodwill is not amortized. We review goodwill for impairment annually (or more frequently if impairment indicators exist). We review other intangible assets for impairment when indicators of impairment exist.

Stock-Based Compensation
      We grant stock options to employees for a fixed number of shares with an exercise price equal to the fair value of the underlying shares on the day prior to the date of grant. We account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB 25, and related interpretations. Under APB 25, when the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.
      All stock option awards to non-employees are accounted for at the fair value of the equity instrument issued, as calculated using the Black-Scholes model, in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation,” or SFAS 123, and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The option arrangements are subject to periodic re-measurement over their vesting terms.
      We estimate the fair value of stock options at the date of grant using the Black-Scholes options valuation model with the following weighted average assumptions for the year ended December 31, 2005: risk-free interest rate of 4.30%; expected life of six years; volatility factor of the expected market price of common stock of 103.5%; and dividend yield of zero. Prior to the merger, we estimated the fair value of stock options at the date of grant using the minimum value option valuation model using the following weighted average assumptions for the years ended December 31, 2004 and 2003: risk free interest rate of 3.36% and 2.84% in 2004 and 2003, respectively; expected life of 5 years; and dividend yield of zero.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R, “Accounting for Share Based Payments”, or SFAS 123R. This statement is a revision of SFAS 123 and supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, or SAB 107, which provided guidance on the adoption of SFAS 123R such as accounting for share-based payment transactions with non-employees, valuation methods, and the classification of compensation expense. We are adopting SFAS 123R effective January 1, 2006.
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

      We have elected to adopt the modified prospective method for this new standard. However, the impact of the adoption of SFAS 123R cannot be determined at this time because it will depend on levels of share-based payments granted in the future. However, the valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions. For information about what the Company’s reported results of operations and net loss per common share would have been had we adopted SFAS 123, see “Stock-Based Compensation” in Note 3. Accordingly, the adoption of SFAS 123R’s fair value method is expected to have a significant impact on our results of operations, although it will likely have no impact on our overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.
Results of Operations

Revenues
      Total revenues were $4.2 million, $96,000 and $7,000 in 2005, 2004 and 2003, respectively. The increase in revenue of $4.1 million from 2004 to 2005 was primarily due to revenue generated by the genomics service business which we acquired in the business combination. We had been a development stage company prior to that time. We have experienced variability from period to period in revenues attributable to our genomics services business based in part on the timing of receipt of biological samples, variability in outstanding contracts and the presence of non-service fee revenues, including sales of reagents and other consumables. We expect this variability to continue through 2006 and beyond. The increase in our 2004 over our 2003 revenue was the result of obtaining a significant contract with one customer.
      In 2006, we anticipate beginning to perform genomics services using our SBS reversible terminator chemistry and Clonal Single Molecule Array technology and ceasing to perform MPSS experiments for customers. We also anticipate our contract with DuPont will terminate in 2006 and that amounts paid to us under this contract will be less than in 2005. Our revenues could vary in 2006 and beyond due to interruptions in service production until the new instrumentation is ready to be deployed in our genomics services business and as the new instrumentation is brought on line as well as due to variable customer demand until the new technology has demonstrated equivalence or superiority to the MPSS technology. In 2006, we also anticipate the first sales to customers of our first-generation Solexa Genome Analysis Systems.

Operating Costs and Expenses
      Total operating costs and expenses were approximately $36.7 million, $10.1 million and $6.7 million in 2005, 2004 and 2003, respectively. The increase in operating costs for 2005 over 2004 is due primarily to increased operating costs following the business combination, the costs of executing the business combination in 2005, the creation of a reserve for losses on service fee contracts and the establishment of a bonus plan.
      Cost of Service Revenue. Cost of service revenue primarily reflects the cost of providing our genomics services, including a reserve for future loss contingencies, direct labor, materials and supplies, outside expenses, equipment and overhead, including instrument depreciation. In addition, we include in cost of service revenue period spending on work-in-process samples that exceeds the expected revenue for those samples. Cost of service fees were $7.1 million, zero and zero in 2005, 2004 and 2003, respectively. Cost of service fees increased from zero in the prior years as a result of the addition of revenue from the genomics services business acquired in the business combination transaction.

      Cost of service fees includes a provision for future loss contingencies with respect to existing service fee contracts. This provision for future loss contingencies totaled approximately $2.2 million, of which $1.0 million remains reserved on the balance sheet at December 31, 2005. We developed this reserve based on an evaluation of contracts with samples performed at a loss in the first two full quarters following the business combination; an assessment of our future obligations under these contracts; and a range of forecast assumptions for our future performance of these obligations, including but not limited to timing of sample receipt, genomics services business sample volume as a whole, our plans to cease operation of our MPSS technology and to deploy our SBS reversible terminator chemistry and Clonal Single Molecule Array technology, and operating efficiencies. This reserve may vary considerably in future periods due to additional data on our costs to process these samples; expectations of the nature and volume of future samples; the proportion of fixed and variable costs; expectations with respect to production capacity, yields and efficiency in our genomics services business; expectations with respect to the timing and expense of implementing our next-generation technology in our genomics services business; the expected rate of adoption by current customers of our next-generation technology in lieu of MPSS to perform genetic analysis on their biological samples; and expectations of the genomic service business sample volume as a whole, including both MPSS and our next-generation technology.
      At the time that we begin to perform genomics services using our SBS reversible terminator chemistry and Clonal Single Molecule Array technology, we anticipate that our material and labor costs per sample may decline; however, we could experience periods of higher spending as we process both the older MPSS and the new technology in parallel and as we experience below-expected-efficiency levels as we work with the new technology. We expect cost of goods sold to increase in the future from zero at present as we initiate the manufacturing of our next-generation instrument and associated consumables. These costs will include personnel, materials and overhead. We anticipate that production activities will take place both in the US and the UK in 2006.
      Research and Development Expenses. Research and development expenses were approximately $17.3 million, $6.9 million and $5.3 million, in 2005, 2004 and 2003, respectively. The $10.4 million increase in research and development expenses in 2005 over 2004 was primarily due to increases in personnel and related expenses resulting from the business combination, and increases in material expenses, particularly our spending on components for the production of instrument prototypes based on the new technology. As of December 31, 2005, we had 73 research and development employees at our Cambridge, UK and Hayward, California sites compared with 49 and 46 at our Cambridge, UK site as of December 31, 2004 and 2003, respectively. The $1.6 million increase in research and development expenses in 2004 over 2003 was primarily due to increases in personnel and related expenses and OEM contract expenses related to activities performed by Lynx on behalf of Solexa Limited prior to the business combination.
      We expect research and development expenses to increase in the future as we continue product development efforts for our next-generation genetic analysis instrument system, build and operate a fleet of instruments for internal R&D projects, including our plan to sequence a human genome in 2006 and build out additional leasehold improvements.
      We cannot reasonably estimate the timing and costs of our research and development programs due to the risks and uncertainties associated with developing a novel genetic analysis instrument system and subsequent improvements. While we anticipate beginning to ship and recognize revenue on the sale of our first-generation instrument system in the second quarter of 2006, we expect that there will be significant additional work required to optimize the instrument, consumable and software portions of the system to achieve target performance levels. Furthermore, we anticipate continued spending on research and development related to future-generation systems and to additional applications of our genetic analysis instrument systems.
      Sales, General and Administrative Expenses. Sales, general and administrative expenses were approximately $12.0 million, $3.2 million and $1.5 million in 2005, 2004 and 2003, respectively. The increase of $8.8 million in sales, general and administrative spending in 2005 over 2004 was primarily due to increased operating costs following the business combination and the costs of executing the business combination, including increased personnel and related expenses, expanded facilities, professional fees, a stock-based compensation charge representing the fair value of common stock and warrants issued to a financial advisor and other operating expenses, as well as increased amortization of purchased intangibles. The increase of $1.7 million in sales, general and administrative expenses in 2004 over 2003 was primarily due to increases in personnel and related expenses, depreciation expense and professional fees.
      We expect sales, general and administrative expense to increase in the near future as we hire increased personnel to support the commercialization of our next-generation genetic analysis instrument system and to increase non-personnel sales and marketing spending, including but not limited to promotional materials and activities, market research, travel and training. We expect to hire sales and marketing personnel, including salespeople, application specialists and field service and customer service/ technical support personnel. We may need to establish additional places of business in conjunction with this hiring.
      Restructuring Charge. In 2005, we recognized a restructuring charge of approximately $333,000. The restructuring charge included severance and benefits related to the involuntary termination of approximately 24 employees. There was no restructuring charge in 2004 or 2003.

Interest Income (Expense), Net
      Interest income (expense), net was approximately ($321,000), $402,000 and $362,000 in 2005, 2004 and 2003, respectively. The increase in interest expense, net in 2005 over 2004 is due to the write-off of an idle facility as a result of which a portion of rental payments are treated as interest expense and assumption of $3.0 million of Lynx’s note obligations in conjunction with business combination partially offset by interest income on higher cash balances.

Other Income, Net
      Other income, net was approximately $464,000 for 2005 and zero for 2004 and 2003. During fiscal 2005, Solexa held an equity investment in Axaron Bioscience AG that was acquired at the time of the business combination transaction. In the fourth quarter of 2005, we sold the investment and recognized approximately $496,000 of other income in connection with the sale.

Income Tax Provision (Benefit)
      We maintained a full valuation allowance on our net deferred tax assets as of December 31, 2005. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” or SFAS No. 109, which requires an assessment of both positive and negative evidence then determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred by us in recent years represented sufficient negative evidence under SFAS No. 109, and, accordingly, a full valuation allowance was recorded against deferred tax assets. We intend to maintain a full valuation allowance on the deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.
      Our net income tax benefit was approximately $3.0 million, $916,000 and $707,000 in 2005, 2004 and 2003, respectively. These amounts result from refundable research credits allowed by the United Kingdom.

Dividends
      In 2005 and 2004, Solexa Limited recorded dividends of $522,000 and $1.2 million, respectively, to holders of its ‘A’ ordinary and ‘B’ preferred shares. All ‘A’ ordinary and ‘B’ preferred shares were converted to common shares June 30, 2005. No dividends have been paid since the business combination transaction, and no dividend payments are anticipated for 2006.

Liquidity and Capital Resources
      Operating Activities. Cash and cash equivalents was approximately $38.4 million as of December 31, 2005. Net cash used in operating activities was approximately $22.5 million, $11.3 million and $4.9 million in 2005, 2004 and 2003, respectively. For 2005, cash used in operating activities resulted primarily from our net loss of $29.2 million and reductions in accounts payable, partially offset by an increase in accrued liabilities and non-cash adjustments related to depreciation and amortization and a reserve for forward loss contingency. For 2004, cash used in operations resulted primarily from our net loss, Solexa Limited’s loan to Lynx and an increase in other current assets, partially offset by an increase in accounts payable and non-cash adjustments related to depreciation and amortization.
      Investing Activities. Net cash used in investing activities was approximately $1.2 million, $2.4 million and $444,000 in 2005, 2004 and 2003, respectively. Increased net cash used in investing activities in 2005 was primarily due to purchases of property and equipment, used primarily for research and development, and expenses incurred in the business combination, partially offset by a gain on the sale of an equity investment. Increased net cash used in investing activities in 2004 was due to the purchase of a patent portfolio and the purchase of property and equipment.
      Financing Activities. Net cash provided by financing activities was approximately $52.0 million and $14.4 million in 2005 and 2004, respectively. Net cash used in financing activities was approximately $15,000 in 2003. Net cash provided by financing activities in 2005 consisted of $54.3 million received pursuant to two private placements of common stock and warrants to purchase common stock, net of related financing costs, proceeds from the exercise of stock options and warrants, partially offset by the repayment of a bank loan assumed in the business combination in the amount of $3.0 million. Net cash provided by financing activities in 2004 was $14.4 million pursuant to the issuance of Series B Redeemable Convertible Preferred shares of Solexa Limited.
      On April 21, 2005, Solexa entered into a definitive agreement for a private placement of approximately 8.1 million shares of common stock at $4.00 per share and warrants to purchase approximately 4.1 million shares of common stock at $5.00 per share. On April 25, 2005, pursuant to the agreement, Solexa issued approximately 2.1 million shares of common stock and warrants to purchase approximately 1.1 million shares of common stock, receiving gross proceeds of approximately $8.5 million. On July 12, 2005, following receipt of stockholder approval at the Solexa 2005 annual meeting of stockholders, Solexa issued approximately 6.0 million shares of common stock and warrants to purchase approximately 3.0 million shares of common stock, receiving gross proceeds of approximately $24.0 million. In aggregate, we raised a total of approximately $31.0 million net of issuance costs in this private placement.
      On November 18, 2005, Solexa entered into a definitive agreement to issue to private investors 10.0 million shares of common stock at $6.50 per share and warrants to purchase approximately 3.5 million shares of common stock at an exercise price of $7.50 per share. On November 23, 2005, pursuant to the agreement, Solexa issued approximately 3.9 million shares of common stock and warrants to purchase approximately 1.3 million shares of common stock, receiving gross proceeds of approximately $25.0 million. As a result of this transaction, we recorded $1.7 million of financing costs in the fourth quarter of 2005. Upon receipt of stockholder approval, the second tranche closed on January 19, 2006. We issued approximately 6.1 million shares of common stock and warrants to purchase approximately 2.2 million shares of common stock, receiving gross proceeds of approximately $40.0 million. In aggregate, we raised a total of approximately $61.0 million net of issuance costs in this private placement.
      Operating Capital Requirements. We plan to use available funds for ongoing commercial, research and development and related general sales and administrative activities, working capital, capital expenditures and other general corporate purposes. We expect our capital investments during 2006 to be approximately $3.2 million and to consist primarily of expenditures for capital equipment required in the normal course of business and for the introduction of our Solexa Genome Analysis System and for leasehold improvements.
      We have obtained funding for our operations primarily through sales of common stock, ordinary shares and preferred shares, payments received under contractual arrangements with customers, proceeds from the exercise of stock options and warrants and interest income. Consequently, investors in our equity securities and our customers are significant sources of liquidity for us. Therefore, our ability to maintain liquidity is dependent upon a number of uncertain factors, including but not limited to the following: our ability to advance and commercialize further our new technologies; our ability to generate revenues through expanding and converting existing customer arrangements to our new technologies and obtaining significant new customers either in our genomics services business or through the sale of our instruments and consumables related to the Solexa Genome Analysis System, and the receptivity of capital markets toward our equity or debt securities. The cost, timing and amount of funds required by us for specific uses cannot be precisely determined at this time and will be based upon the progress and the scope of our commercial and research and development activities; payments received under customer agreements; our ability to establish and maintain customer agreements; costs of protecting intellectual property rights; legal and administrative costs; additional facilities capacity needs, and the availability of various methods of financing.
      Solexa Limited incurred net losses each year since its inception in 1998 through March 4, 2005, the date on which the business combination transaction with Lynx was consummated, and Solexa has continued to incur net losses since that time. As of December 31, 2005, we had an accumulated deficit of $51.8 million. Net losses may continue for the next several years as we proceed with the development and commercialization of our technologies. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses.
      We believe that our cash balances at December 31, 2005, together with the funds we generated from the sales of common stock and warrants to purchase common stock in early 2006, will be sufficient to meet our projected working capital and other cash requirements through at least the next twelve months. However, there can be no assurance that future events will not require us to seek additional borrowings or capital and, if so required, that such borrowing or capital will be available on acceptable terms.
      Contractual Obligations and Commitments. We have long-term, non-cancelable building lease commitments. Future payments due under building leases and other contractual obligations as of December 31, 2005 (in thousands):

		Less than
	Total	1 year	1-3 years

Equipment loan	$80	$34	$46
Operating leases	8,682	2,844	5,838

Total	$8,762	$2,878	$5,884

      Off Balance Sheet Arrangements. At December 31, 2004 and 2005, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      The Securities and Exchange Commission requires that registrants include information about potential effects of changes in currency exchange and interest rates in their Form 10-K filings. Several alternatives, all with some limitations, have been offered. The following discussion is based on an analysis which is constrained by several factors including the fact that it is based on a single point in time and it does not include the effects of other complex market reactions that could arise.
Financial Risk Management
      We are exposed to risks associated with foreign exchange rate fluctuations due to our United Kingdom and German operations and international sales activities. Approximately 7% of our revenue in 2005 was from foreign countries. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. Currently, we do not hedge these foreign exchange rate exposures. All of our sales are denominated in U.S. dollars or U.K. pounds. An increase in the value of the

U.S. dollar relative to foreign currencies could make our products and services more expensive and therefore reduce the demand for them. Such a decline in demand could reduce revenues, inhibit revenue growth and/or result in operating losses. In addition, a downturn in the economies of the United Kingdom or Germany could impair the value of our operations in that country.
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
      At any time, fluctuations in interest rates could affect interest earnings on our cash and, cash equivalents. A 10% move in interest rates as of December 31, 2005 would have an immaterial effect on our financial position, results of operations and cash flows. Currently, we do not hedge these interest rate exposures. As of December 31, 2005, the carrying value of our cash and cash equivalents approximated fair value.
Inflation
      We continually monitor inflation and the effects of changing prices. Inflation increases the cost of goods and services used. Competitive and regulatory conditions in many markets may restrict our ability to fully recover the higher costs of acquired goods and services through price increases. The effects of inflation have, in our opinion, been managed appropriately and as a result have not had a material impact on our operations and the resulting financial position or liquidity.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Solexa, Inc.
      We have audited the accompanying consolidated balance sheet of Solexa, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Solexa, Inc. at December 31, 2005, and the consolidated results of its operations and its cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Palo Alto, California
March 17, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Solexa, Inc.
      We have audited the accompanying consolidated balance sheet of Solexa, Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Solexa, Inc. at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Cambridge, England
May 13, 2005

SOLEXA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$38,403	$10,463
Accounts receivable	539	25
Inventory	754	—
Loan receivable from Lynx Therapeutics, Inc.	—	2,500
Other current assets	2,422	1,875

Total current assets	42,118	14,863
Property and equipment, net	4,378	1,009
Intangible assets, net	3,510	1,943
Goodwill	22,529	—
Other non-current assets	482	—

Total assets	$73,017	$17,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,235	$840
Equipment financing, current portion	31	23
Forward loss contingency reserve	1,028	—
Accrued compensation	2,067	207
Accrued professional fees	705	—
Deferred rent and lease obligations, current portion	801	—
Deferred revenue, current portion	1,518	—
Other accrued liabilities	529	391

Total current liabilities	8,914	1,461
Deferred revenue, net of current portion	1,905	—
Equipment financing, net of current portion	44	4
Deferred rent and lease obligations, net of current portion	2,381	—
Series B preferred redeemable convertible shares	—	15,919
Stockholders’ equity:
“A” convertible ordinary shares: $0.37 par value; no shares and 5,066,669 shares authorized at December 31, 2005 and 2004, respectively; no shares and 5,066,669 shares issued and outstanding at December 31, 2005 and 2004, respectively	—	20
Ordinary shares: $0.37 par value; no shares and 4,428,513 shares authorized at December 31, 2005 and 2004, respectively; no shares and 2,338,138 shares issued and outstanding at December 31, 2005 and 2004, respectively	—	9
Preferred stock: $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding at December 31, 2005 and 2004, respectively	—	—
Common stock: $0.01 par value; 60,000,000 shares authorized; 30,027,182 shares and no shares issued and outstanding at December 31, 2005 and 2004, respectively	300	—
Additional paid-in capital	109,575	20,385
Deferred compensation	(326)	—
Accumulated other comprehensive income	2,064	2,697
Accumulated deficit	(51,840)	(22,680)

Total stockholders’ equity	59,773	431

Total liabilities and stockholders’ equity	$73,017	$17,815

See accompanying notes.

SOLEXA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,

	2005	2004	2003

Revenues:
Service revenue	$4,150	$96	$7
Operating costs and expenses:
Cost of service revenue	7,066	—	—
Research and development	17,294	6,870	5,266
Sales, general and administrative	12,030	3,184	1,459
Restructuring charge	333	—	—

Total operating costs and expenses	36,723	10,054	6,725

Loss from operations	(32,573)	(9,958)	(6,718)
Interest income	555	408	367
Interest expense	(876)	(6)	(5)
Other income (expense), net	464	—	—
Gain (loss) on foreign exchange	271	(164)	—

Loss before income taxes	(32,159)	(9,720)	(6,356)
Income tax benefit related to research and development tax credit	(2,999)	(916)	(707)

Net loss	$(29,160)	$(8,804)	$(5,649)
Dividends	(522)	(1,229)	—

Net loss applicable to common stockholders	$(29,682)	$(10,033)	$(5,649)

Basic and diluted net loss per common share	$(1.51)	$(9.68)	$(5.45)

Shares used in computation of net loss per common share	19,698	1,036	1,036

See accompanying notes.

SOLEXA, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	“A” convertible								Accumulated
	ordinary shares		Ordinary shares		Common stock		Additional		Foreign
							Paid-In	Deferred	Currency	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Translation	Deficit	Total

Balances at December 31, 2002	4,000	$15	2,338	$9	—	—	$21,085	$—	$1,325	$(8,227)	$14,207
Comprehensive loss:	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	1,048	—	1,048
Net loss	—	—	—	—	—	—	—	—	—	(5,649)	(5,649)

Comprehensive loss											(4,601)

Balances at December 31, 2003	4,000	$15	2,338	$9	—	—	$21,085	—	$2,373	$(13,876)	$9,606
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(8,804)	(8,804)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	324	—	324

Comprehensive loss											(8,480)
Dividends accretion on “A” ordinary shares	—	—	—	—	—	—	747	—	—	—	747
Dividends accretion on “A” ordinary shares closed to additional paid in capital	—	—	—	—	—	—	(747)	—	—	—	(747)
Dividends accretion on series “B” preferred redeemable convertible shares liability closed to additional paid in capital	—	—	—	—	—	—	(482)	—	—	—	(482)
Issuance cost of “B” Preferred	—	—	—	—	—	—	(213)	—	—	—	(213)
Issuance of convertible “A” shares	1,067	5	—	—	—	—	(5)	—	—	—	—

Balances at December 31, 2004	5,067	$20	2,338	$9	—	—	$20,385	—	$2,697	$(22,680)	$431
Net loss	—	—	—	—	—	—	—	—	—	(29,160)	(29,160)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(633)	—	(633)

Comprehensive loss											(29,793)
Business combination transaction:
Conversion of series “B” preferred redeemable convertible shares	—	—	—	—	5,812	$58	15,734	—	—	—	15,792
Solexa Ltd. shares exchanged	(5,067)	(20)	(2,338)	(9)	8,028	80	(80)	—	—	—	(29)
Shares issued for Lynx, Inc.	—	—	—	—	3,764	38	15,884				15,922
Options assumed from Lynx, Inc.	—	—	—	—	—	—	851	$(635)	—	—	216
Shares and warrants issued for fees	—	—	—	—	180	2	1,704	—	—	—	1,706
Common shares issued in private placements, net	—	—	—	—	11,977	120	54,206	—	—	—	54,326
Common shares issued for purchases of intellectual property	—	—	—	—	66	1	449	—	—	—	450
Exercise of stock options					146	1	373	—	—	—	374
Exercise of warrants	—	—	—	—	54	—	269	—	—	—	269
Amortization of and reversal of deferred compensation	—	—	—	—	—	—	(210)	309	—	—	99
Stock based compensation to non- employees	—	—	—	—	—	—	10	—	—	—	10

Balances at December 31, 2005	—	$—	—	$—	30,027	$300	$109,575	$(326)	$2,064	$(51,840)	$59,773

See accompanying notes.

SOLEXA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net loss	$(29,160)	$(8,804)	$(5,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,564	823	539
Write off of fixed assets	286	—	—
Stock based compensation expense	109	—	—
Amortization of warrant value related to note	175	—	—
Stock based compensation related to Business combination engagement fees	987	—	—
Gain on sale of equity investment	(496)	—	—
Changes in operating assets and liabilities (net of effect of business combination):
Accounts receivable	(195)	(15)	(7)
Inventory	549	—	—
Forward loss contingency	1,028	—	—
Other current assets	(427)	(3,881)	345
Accounts payable	(1,729)	596	(131)
Accrued liabilities	2,538	—	—
Deferred revenue	602	—	—
Other non-current liabilities	(1,297)	—	—

Net cash used in operating activities	(22,466)	(11,281)	(4,903)

Cash flows from investing activities:
Purchase of technology rights	(75)	(2,044)	—
Purchase of property and equipment	(976)	(337)	(445)
Proceeds from disposal of fixed assets	—	—	1
Gain on sale of equity investment	496	—	—
Costs paid in connection with the business combination, net of cash received	(642)	—	—

Net cash used in investing activities	(1,197)	(2,381)	(444)

Cash flows from financing activities:
Proceeds from exercise of stock options	374	—	—
Proceeds from exercise of warrants	269	—	—
Issuance of common stock, net of issuance costs	54,326	—	—
Repayment of bank loan	(3,000)	—	—
Proceeds from issuance of series “A” ordinary and “B” preferred shares, net of issuance costs	—	14,459	—
Payments of capital lease obligations	(37)	(22)	(15)

Net cash provided by (used in) financing activities	51,932	14,437	(15)

Net increase (decrease) in cash and cash equivalents	28,269	775	(5,362)
Effect of exchange rate differences on cash and cash equivalents	(329)	781	974
Cash and cash equivalents at beginning of year	10,463	8,907	13,295

Cash and cash equivalents at end of year	$38,403	$10,463	$8,907

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$126	$6	$5

Supplemental disclosure of non-cash investing activities:
Acquisitions of equipment under capital leases	$(90)	$—	$(40)

See accompanying notes.

SOLEXA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business
      Solexa, Inc. (“Solexa, “or the “Company”) is in the business of developing and commercializing genetic analysis technologies. We are currently developing and preparing to commercialize a novel instrumentation system for genetic analysis based on our reversible-terminator Sequencing-by-Synthesis, or SBS, chemistry and based on our Clonal Single Molecule Arraytm technology. This platform is expected to support many types of genetic analyses, including DNA sequencing, gene expression and small RNA analysis. We believe that this technology, which can potentially generate over a billion bases of DNA sequence from a single experiment with a single sample preparation, will dramatically reduce the cost, and improve the practicality, of human re-sequencing relative to conventional technologies. We introduced our first-generation system, the Solexa Genome Analysis System, at the end of 2005 for delivery in 2006. We believe our new DNA sequencing system will enable us to implement a new business model based primarily on the sales of genetic analysis equipment, reagents and other consumables and services to end user customers. Our longer-term goal is to further reduce the cost of human re-sequencing to a few thousand dollars for use in a wide range of applications from basic research through clinical diagnostics.

2.	Basis of Presentation
      On March 4, 2005, Solexa Limited, a privately held United Kingdom company, and Lynx Therapeutics, Inc., a Delaware corporation, completed a business combination. Solexa Limited became a wholly owned subsidiary of Lynx as a result of the transaction, and Lynx changed its name to Solexa, Inc. However, because immediately following the business combination transaction the former Solexa Limited shareholders owned approximately 80% of the shares of the common stock of Lynx, Solexa Limited’s designees to the combined company’s board of directors represented a majority of the combined company’s directors and Solexa Limited’s senior management represented a majority of the senior management of the combined company, Solexa Limited is deemed to be the acquiring company for accounting purposes. Accordingly, the assets and liabilities of Lynx were recorded, as of the date of the business combination, at their respective fair values and added to those of Solexa Limited. Results of operations of the combined company for 2005, reflect those of Solexa Limited, to which the results of operations of Lynx were added from the date of the consummation of the business combination. The results of operations of the combined company reflect purchase accounting adjustments, including increased amortization and depreciation expense for acquired net assets. Additionally, the historical results of operations and financial position shown for comparative purposes in this Form 10-K reflect those of Solexa Limited prior to the business combination. (See Note 4).
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
      The consolidated financial statements include all accounts of Solexa and our wholly-owned subsidiaries, Solexa Limited and Lynx Therapeutics GmbH. All intercompany balances and transactions have been eliminated.
      Solexa Limited was a development stage company prior to the business combination transaction with Lynx. As a result of the business combination, Solexa Inc. is no longer considered to be a development stage company.

SOLEXA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Summary of Significant Accounting Policies

Use of Estimates
      The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. One of our most significant estimates relates to our accrual for forward loss contingencies. See below for further discussion.

Foreign Currency Translation
      Assets and liabilities of our wholly-owned foreign subsidiaries are translated to the US dollar from their local currency, which is the functional currency, at exchange rates in effect at the balance sheet date for certain assets and liabilities. Revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recognized within “other comprehensive income.”

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
      We anticipate purchasing, on a sole-source basis, certain components for our 1G Genome Analyzer and certain reagents used to operate and prepare samples to be run on the 1G Genome Analyzer. We are in the process of negotiating supply agreements for certain of these sole-source items. In addition, we currently purchase, on a sole-source basis, certain enzymes that are used in our MPSS service business.
      However, we believe that we would be able to purchase alternative instrument components and reagents from other providers should the need arise, although we would likely incur additional expense and delay. Such additional expense and delay could be material and could harm our business in the short term.
      For the year ended December 31, 2005 revenue from two customers represented 52% and 21% of the Company’s revenue, respectively. For the years ended December 31, 2004 and 2003, revenue from one customer accounted for 82% and 88% of the Company’s revenue, respectively.

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

Cash, Cash Equivalents and Short Term Investments
      We consider all investments in money market mutual funds, commercial paper and corporate bonds and notes with maturities at the date of purchase of 90 days or less to be cash equivalents. Investments in debt

SOLEXA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
securities with maturities beyond 90 days, but less than one year, and investments in publicly traded equity securities are considered to be short-term investments. All investments held as of December 31, 2005 are classified as available for sale.

Inventory
      Inventory is stated at the lower of cost (which approximates first-in, first-out cost) or market. The balance at December 31, 2005 was classified as raw materials and work in process. There was no inventory at December 31, 2004 as Solexa Limited was in the development stage prior to the business combination transaction with Lynx, and its primary activity was research and development. Raw material inventories consist primarily of reagents and other chemicals utilized while performing genomics services. Work-in-process inventories consist of accumulated cost of experiments not completed. Amounts in excess of the inventory’s net realizable value are changed to cost of revenue or to the forward loss contingency reserve, as appropriate. Inventory used in providing genomics services and for reagent sales is charged to cost of service revenue when the related revenue is recognized. Reagents, flowcells and chemicals purchased for internal development purposes are charged to research and development expenses upon receipt or as consumed.

Property and Equipment
      Property and equipment are recorded at original cost, except for property and equipment acquired in the business combination which were recorded at fair value on that date. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining term of the facility lease.

Goodwill and Intangible Assets
      Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in the business combination. Other intangibles including patents, acquired technology rights and developed technology are being amortized using the straight-line method over estimated useful lives of seven to ten years. Goodwill and intangible assets with indefinite lives are not amortized. We review goodwill for impairment annually (or more frequently if impairment indicators exist). We review other intangible assets for impairment when indicators of impairment exists,

Impairment of Long-lived Assets
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

Research and Development Expenses
      Research and development expenses consist primarily of costs associated with compensation and other expenses for research and development personnel, supplies and development materials, costs for consultants

SOLEXA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and related contract research, facility costs, amortization of purchased technology and depreciation. Expenditures relating to research and development are expensed as incurred.

Forward Loss Contingency
      In our genomics services business, we enter into service contracts to provide genetic analysis on samples provided to us by customers. If management considers it probable that performance on the contract will result in a loss and this loss can be reasonably estimated, a loss reserve is recorded. Management makes estimates of the costs to complete this genetic analysis based on historical experience; expectations of the nature and volume of future samples; the proportion of fixed and variable costs; expectations with respect to production capacity, yields and efficiency in our genomics services business; expectations with respect to the timing and expense of implementing our next-generation technology in our genomics services business; the expected rate of adoption by current customers of our next-generation technology in lieu of MPSS to perform genetic analysis on their biological samples; and expectations of genomic services business sample volume as a whole, including both MPSS and our next-generation technology. If our assumptions or conditions change, the forward loss contingency will be adjusted accordingly.
      This reserve may vary in future periods due to additional data on our costs to process these samples; expectations of the nature and volume of future samples; the proportion of fixed and variable costs; expectations with respect to production capacity, yields and efficiency in our genomics services business; expectations with respect to the timing and expense of implementing our next-generation technology in our genomics services business; the expected rate of adoption by current customers of our next-generation technology in lieu of MPSS to perform genetic analysis on their biological samples; and expectations of the genomic service business sample volume as a whole, including both MPSS and our next-generation technology.
      In developing our estimates for forward loss contingencies with respect to the service contracts, we assessed the carrying value of our fixed assets, including MPSS genetic analysis instruments used in our genomics services businesses, for impairment. We determined that there was no evidence of impairment at December 31, 2005.

	Year Ended
	December 31,

	2005	2004

	(In thousands)
Balance at beginning of year	$—	$—
Initial accrual for forward loss contracts	2,167	—
Loss experienced on completed samples	(708)	—
Reversal of forward loss accrual for completed contracts	(157)	—
Change in forward loss estimate	(274)	—

Balance at end of year	$1,028	$—

Pension Costs
      We operate defined contribution pension plans for employees. Contributions are expensed as they become payable into the individuals’ pension plans in accordance with the rules of the plans.

SOLEXA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Loss Per Share
      Basic net loss per share has been computed using the weighted-average number of shares of common stock and ordinary shares outstanding for 2005 and ordinary shares for 2004 and 2003 during the respective periods.
      Common stock equivalents including options and warrants to purchase common shares, ‘A’ ordinary stock and ‘B’ preferred redeemable convertible stock, were not included in the computation of diluted net loss per share, as their effect was anti-dilutive for the periods presented. Therefore, both the basic and diluted net loss per share computations resulted in the same number of shares, and there were no reconciling items. The options will be included in the calculation at such time as the effect is no longer anti-dilutive, as calculated using the treasury stock method. Upon the consummation of the business combination transaction, all ordinary shares, ‘A’ ordinary, and ‘B’ preferred redeemable convertible stock were exchanged for Solexa, Inc. common shares.
      The following common stock equivalents outstanding as of December 31 were not considered in the computation of basic and diluted net loss per share for each period presented:

	December 31,

	2005	2004	2003

Options and warrants to purchase ordinary shares	9,178,522	2,059,144	1,052,783
“A” convertible ordinary shares	—	5,066,669	4,000,000
“B” preferred shares	—	4,444,444	—

	9,178,522	11,570,257	5,052,783

Stock-Based Compensation
      We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the underlying common shares at the date of grant. We account for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” or APB 25 and related interpretations. Under APB 25, when the exercise price of our employee stock options equals the per share fair value of the underlying stock on the date of grant, no compensation expense is recognized.
      For pro forma purposes, we estimate the fair value of stock options at the date of grant using the Black-Scholes options valuation model using the following weighted average assumptions for the year ended December 31, 2005: risk-free interest rate of 4.30%; an expected life of 6 years; volatility factor of the expected market price of common stock of 103.5%; and a dividend yield of zero. Prior to the merger, we estimated the fair value of stock options at the date of grant using the minimum value option valuation model using the following weighted average assumptions for the years ended December 31, 2004 and 2003: risk free interest rate of 3.36% and 2.84% in 2004 and 2003, respectively; an expected life of 5 years; and a dividend yield of zero.

SOLEXA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Pro forma information regarding net loss and net loss per share required by SFAS 123, as amended by SFAS 148, is presented below and has been determined as if we had accounted for awards under our stock option plan using the fair value method:

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share
	amounts)
Net loss, as reported	$(29,682)	$(10,033)	$(5,649)
Add: Stock-based compensation to employees	99	—	—
Deduct: Stock-based employee compensation, as if fair value method had been applied to all awards	(2,294)	(66)	(55)

Pro forma net loss, as if fair value method had been applied to all awards	$(31,877)	$(10,099)	$(5,704)

Basic and diluted net loss per share, as reported	$(1.51)	$(9.68)	$(5.45)

Pro forma basic and diluted net loss per share, as if fair value method had been applied to all awards	$(1.62)	$(9.75)	$(5.50)

      All stock option awards to non-employees are accounted for at the fair value of the equity instrument issued, as calculated using the Black-Scholes model, in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” or Statement 123, and Emerging Issues Task Force (“EITF”) Consensus No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” These options are subject to periodic re-measurement over their vesting terms.
      We recorded compensation expense related to option grants to non-employees of $10,000 in 2005. We recorded no compensation expense related to option grants to non-employees in 2004 and 2003.

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
      Substantially all of our long-lived assets are located in the United States and the United Kingdom. Other than property and equipment, long-lived assets cannot be attributed to a particular geographic location. The net book value of property and equipment by geographical location are as follows (in thousands):

	Year Ended
	December 31,

	2005	2004

United Kingdom	$973	$1,009
United States	3,405	—

	$4,378	$1,009

SOLEXA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      To date, revenues have been derived primarily from contracts with companies located in the United States and other countries as follows (revenues are attributed to geographic areas based on the location of the customer, in thousands):

	Year Ended
	December 31,

	2005	2004	2003

United States	$3,851	$—	$—
United Kingdom	181	96	7
Other	118	—	—

	$4,150	$96	$7

Income Taxes
      Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Comprehensive Income (Loss)
      In accordance with SFAS No. 130, Reporting Comprehensive Income, all components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are combined, net of any related tax effect, to arrive at comprehensive income (loss).

Reclassifications
      Certain amounts in the fiscal 2004 and 2003 consolidated financial statements have been reclassified to conform to the current year presentation. These classifications have no impact on our previously reported net losses. Specifically, certain amounts in the statements of operations for the years ended December 31, 2004 and 2003 were reclassified between research and development expense, sales, general and administrative expense and gain (loss) on foreign exchange. These classifications have no impact on our previously reported net losses.

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R, “Accounting for Share Based Payments”, or SFAS 123R. This statement is a revision of SFAS 123 “Accounting for Stock Based Compensation” and supersedes Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, or SAB 107, which provided guidance on the adoption of SFAS 123R such as accounting for share-based payment transactions with non-employees, valuation methods, and the classification of compensation expense. We are adopting SFAS 123R on January 1, 2006.

SOLEXA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      We have elected to adopt SFAS 123R using the modified prospective method. However, the impact of the adoption of SFAS 123R cannot be determined at this time because it will be depend on levels of share-based payments granted in the future. However, the valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions. For information about what our reported results of operations and net loss per common share would have been had we adopted SFAS 123, see “Stock-Based Compensation” in Note 3. Accordingly, the adoption of SFAS 123R’s fair value method is expected to have a significant impact on our results of operations, although it will likely have no impact on our overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

4.	Business Combination and Name Change
      On March 4, 2005, Solexa Limited, a privately held United Kingdom company, and Lynx Therapeutics, Inc., a Delaware corporation then listed on the Nasdaq Capital Market, completed a business combination transaction. Solexa Limited has become a wholly owned subsidiary of Lynx as a result of the transaction. However, because immediately following the business combination transaction, the former Solexa Limited shareholders owned approximately 80% of the shares of the common stock, Solexa Limited’s designees to the combined company’s board of directors represented a majority of the combined company’s directors and Solexa Limited’s senior management represented a majority of the senior management of the combined company, Solexa Limited was deemed to be the acquiring company for accounting purposes. Accordingly, the assets and liabilities of Lynx were recorded, as of the date of the business combination, at their respective fair values and added to those of Solexa Limited. Reported results of operations of the combined company issued for the year ended December 31, 2005, reflect those of Solexa Limited, to which the operations of Lynx were added from the date of the consummation of the business combination. The operating results of the combined company reflect purchase accounting adjustments. The financial results of Solexa, Inc, prior to the business combinations, reflect those of Solexa Limited.
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

SOLEXA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
options of approximately $0.9 million, the fair value of a loan and related interest from Solexa Limited to Lynx of $2.7 million and direct transaction costs of approximately $1.1 million.
      Total consideration was as follows (in thousands):

Common stock	$15,922
Estimated fair value of Lynx stock options assumed	851
Loans from Solexa to Lynx and related interest	2,719
Direct transaction costs of Solexa Limited	1,129

Total	$20,621

      The net book value of acquired assets and liabilities of Lynx, which approximated fair value as of March 4, 2005, was as follows (in thousands):

Assets:
Cash and cash equivalents	$199
Other current assets	2,262
Property and Equipment	6,802
Other non-current assets	256

Total assets	$9,519

Liabilities:
Current liabilities	$7,223
Deferred revenue	2,861
Long-term liabilities	3,678

Total liabilities	$13,762

Net book value of acquired assets and liabilities	$(4,243)

      Based in part upon an independent third-party valuation of the intangible assets acquired, we have allocated the total purchase price on March 4, 2005 as follows (in thousands):

Net liabilities	$(4,243)
Goodwill	22,529
Patents and developed technology	1,700
Deferred compensation	635

$20,621

      We valued the patents and developed technology utilizing a discounted cash flow model which uses forecasts of future royalty savings and expenses related to the intangible asset. We utilized a discount rate of 15%. The patents and developed technology are amortized over the estimated remaining life of ten years. Amortization expense of acquisition-related intangible assets was $142,000 for the year ended December 31, 2005. As of December 31, 2005 patents and developed technology are included in intangible assets.
      The results of operations of Lynx are included in Solexa’s consolidated financial statements from the date of the business combination transaction as of March 4, 2005. The following table presents pro forma results of operations and gives effect to the business combination transaction as if the business combination transaction were consummated at the beginning of the period presented. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the business combination transaction been

SOLEXA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
completed at the beginning of the period or of the results that may occur in the future (in thousands, except per share data):

	Year ended
	December 31,

	2005	2004

Service revenue	$5,046	$6,429
Net loss	$(40,067)	$(24,979)
Net loss per common share — basic and diluted	$(1.78)	$(1.46)
Weighted average shares used to compute basic and diluted net loss per common share	22,556	17,446
      In April 2004, Lynx and Solexa Limited jointly acquired certain proprietary technology and associated assets for DNA colony generation and entered into a technology sharing agreement (See Note 9). No fees were recognized between Lynx and Solexa Limited under this technology sharing agreement. In August 2004 in connection with the term sheet on the business combination, Solexa Limited entered an agreement with Lynx to provide up to a $2.5 million bridge loan. On December 31, 2004, $2.5 million was outstanding under this loan (see Note 6).

5.	Inventory
      Inventory consists of the following (in thousands):

	December 31,

	2005	2004

Raw materials	$213	$—
Work in process	541	—

	$754	$—

      Raw materials consist primarily of reagents and other chemicals utilized while performing genomics discovery services.

6	Loan Receivable from Lynx Therapeutics, Inc.
      The loan receivable from Lynx at December 31, 2004 carried interest at a rate of 10%. Upon the consummation of the business combination, the loan and accumulated interest were effectively repaid. (See Note 4).

7.	Other Current Assets
      Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,

	2005	2004

Prepaid expenses	$544	$627
Research and development tax credit receivable	1,789	963
Other receivables	89	285

	$2,422	$1,875

SOLEXA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Property and Equipment
      Property and equipment consisted of the following (in thousands):

	December 31,

	2005	2004

Leasehold improvements	$3,500	$318
Laboratory and other equipment	6,288	2,820

	9,788	3,138
Less accumulated depreciation and amortization	(5,410)	(2,129)

	$4,378	$1,009

      Depreciation and amortization for property and equipment charged for the years ended December 31, 2005, 2004 and 2003 was $4,385,500, $618,000 and $539,000, respectively.
      The cost of assets held under capital leases at December 31, 2005 and 2004 was $213,000 and $65,000, respectively. Accumulated depreciation on assets under capital leases at December 31, 2005 and 2004 was $84,000 and $32,000, respectively.

9.	Intangible Assets
      In April 2004, Solexa Limited and Lynx jointly acquired from Manteia SA, a company established under the laws of Switzerland, or Manteia, the rights to proprietary technology assets for DNA colony generation. Solexa Limited paid approximately $2.1 million in cash for its portion. The acquired technology assets feature a process to enable parallel amplication of millions of DNA fragments, each from a single DNA molecule, to create DNA colonies or “clusters.” The clusters are dense collections of DNA molecules on a surface, which has enabled fast and simplified preparation of biological samples in the form of our Clonal Single Molecule Array technology for analysis with our SBS reversible terminator chemistry. We have incorporated the cluster technology assets into our DNA sequencing process. The Lynx portion of the Manteia technology was acquired as part of the business combination transaction (see Note 4).
      In the second quarter of 2005, we purchased intellectual property rights related to our core reversible-terminator SBS technology with a value of $525,000. Pursuant to this arrangement, we paid $75,000 in cash and issued 66,175 shares of our common stock with a fair market value of $450,000. The total purchase price amount has been capitalized as an intangible asset, and the value is being amortized over 10 years. We believe that there are alternative future uses for this technology; therefore, the value paid for this intellectual property has been capitalized as an intangible asset.
      Intangible assets consist of the following:

	December 31,

	2005	2004

	(In thousands)
Purchased technology	$4,143	$2,148
Accumulated amortization	(633)	(205)

Intangible assets, net	$3,510	$1,943

      All intangible assets are being amortized on a straight-line method over their estimated useful lives. Purchased technologies have been assigned useful lives of between 7 and 10 years (with a weighted average life of approximately 8.6 years). Amortization expense related to identifiable intangible assets was $466,000 and $205,000 in 2005 and 2004, respectively.

SOLEXA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Estimated future amortization expense of intangible assets is as follows (in thousands):

2006	$496
2007	496
2008	496
2009	496
2010	496
Thereafter	1,030

$3,510

10.	Note Payable
      As part of the business combination transaction with Lynx, we assumed a short-term loan and security agreement, or the Loan Agreement with Silicon Valley Bank, or SVB, in the aggregate principal amount of $3,000,000. The loan bore interest at 10% per annum. On July 14, 2005, we repaid the outstanding principal and accrued interest balances.
      In connection with the Loan Agreement, Lynx issued to SVB a warrant to purchase 47,770 shares of its common stock at an exercise price of $6.28 per share. The value of the warrant has been reflected as a financing cost that was amortized as interest expense over the life of the loan. Because of anti-dilution protection contained in the warrant that was triggered as a result of that certain securities purchase agreement dated April 21, 2005, the warrant became exercisable for 59,999 shares at an exercise price of $5.00 per share. The warrant is exercisable until December 27, 2007 and was outstanding at December 31, 2005.

11.	Other accrued liabilities
      Other accrued liabilities consisted of the following:

	December 31,

	2005	2004

	(In thousands)
Accrued rent	$193	$—
Other accrued liabilities	336	391

	$529	$391

12.	Preferred Redeemable Convertible Stock

Series B Preferred Redeemable Convertible Stock
      Series B preferred redeemable convertible shareholders were entitled to receive a fixed dividend of 8% per annum of the subscription price of the shares. The shares together with accrued dividends were classified as a liability in the balance sheet at December 31, 2004 since the shares carried certain redemption privileges that were outside of our control. Upon the closing of the business combination transaction, all outstanding shares of Series B preferred redeemable convertible stock were exchanged for shares of common stock of Solexa, Inc.

13.	Stockholders’ Equity

Ordinary and Series A Convertible Ordinary Shares
      Upon the closing of the business combination transaction, all outstanding ordinary shares and Series ‘A’ convertible ordinary shares of Solexa Limited were exchanged for the shares of common stock of Solexa, Inc.

SOLEXA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Stock
      Under our certificate of incorporation, our board of directors has the authority, without further action by the holders of our common stock, to issue up to 2,000,000 shares of preferred stock from time to time in series and with preferences and rights as it may designate. These preferences and rights may be superior to those of the holders of our common stock.

Common Stock and Warrants
      On April 21, 2005, we entered into a definitive agreement for a private placement of approximately 8.1 million shares of common stock at $4.00 per share and warrants to purchase approximately 4.1 million shares of common stock at $5.00 per share. On April 25, 2005, pursuant to the agreement, we issued approximately 2.1 million shares of common stock and warrants to purchase approximately 1.1 million shares of common stock, receiving gross proceeds of approximately $8.5 million. On July 12, 2005, following receipt of stockholder approval at our 2005 annual meeting of stockholders, we issued approximately 6.0 million shares of common stock and warrants to purchase approximately 3.0 million shares of common stock, receiving gross proceeds of approximately $24.0 million. In aggregate, we raised a total of approximately $31.0 million, net of issuance costs.
      In June 2005, we settled a $1.7 million balance owed to a consultant by paying cash and issuing common stock and warrants to purchase common stock. As provided in the settlement agreement terms, we paid cash of $997,000 and issued 180,000 shares of our common stock, and warrants to purchase an additional 90,000 shares of our common stock at an exercise price of $5.00 per share. As a result of this transaction, we recorded $987,000 of additional expense in the twelve months ended December 31, 2005, representing the difference between the $1.7 million amount owed and the fair value amount of cash and stock paid to the consultant.
      On November 18, 2005, Solexa entered into agreements to issue to private investors 10.0 million shares of common stock at $6.50 per share and warrants to purchase approximately 3.5 million shares of common stock at an exercise price of $7.50 per share. On November 23, 2005, pursuant to the agreements, Solexa issued approximately 3.9 million shares of common stock, $0.01 par value per share, receiving gross proceeds of approximately $25.0 million and warrants to purchase approximately 1.3 million shares of common stock. As a result of this transaction, we recorded $1.7 million of financing costs in the fourth quarter of 2005.
      At the time of the business combination transaction, Lynx had warrants outstanding for the purchase of an aggregate of 641,525 shares of common stock resulting from earlier financing transactions. We assumed these warrant obligations.
      A summary of the warrants outstanding as of December 31, 2005 is as follows:

Number of Shares	Exercise Price	Expiration Date

50,540	$79.52	2006
417,129	$27.16	2007
20,857	$21.70	2007
74,400	$19.82	2008
18,600	$18.74	2008
1,348,145	$7.50	2010
59,999	$5.00	2007
4,098,544	$5.00	2010

6,088,214

SOLEXA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Stock Option Plans and Stock-based Compensation
      We have six equity incentive plans as follows:

The Solexa Share Option Plan for Consultants
      This plan was adopted by us on April 14, 1999. Options have been granted under this plan to consultants of Solexa Limited and vest over four years from the date of grant with 25% vesting on the first anniversary of the date of grant, and the remainder vesting at the rate of 1/36 per complete month thereafter. Options only become exercisable after the third anniversary of the date of grant, to the extent they have vested, and options have a 10-year term, unless earlier forfeited.

The Solexa Unapproved Company Share Option Plan
      This plan was adopted by the Solexa Limited on January 23, 2001. Options have been granted under the unapproved plan to employees of Solexa Limited and generally vest over four years from the date employment starts (or for subsequent awards, from the date awarded) with 25% vesting on the first anniversary of the date of grant, and the remainder vesting at the rate of 1/36 per complete month thereafter. Options are exercisable once vested and have a 10-year term unless earlier forfeited.

The Solexa Ltd Enterprise Management Incentive Plan
      This plan was adopted by the Solexa Limited on May 22, 2002. Options have been granted under this plan to employees of Solexa Limited and generally vest over four years from the date employment starts (or for subsequent awards, from the date awarded) with 25% vesting on the first anniversary of the date of grant, and the remainder vesting at the rate of 1/36 per complete month thereafter. Options are exercisable once vested and have a 10-year term unless earlier forfeited.
      During 2003, 137,450 options which had conditional vesting terms dependent upon milestone achievement were granted to all employees of Solexa Limited. As at June 30, 2004 the Board had agreed that 50% of the award should start vesting on April 1, 2004 with the remaining 50% on June 1, 2004.

1992 Stock Option Plan
      In connection with the business combination transaction, we assumed the Lynx 1992 Stock Option Plan, or the Lynx 1992 Plan, which authorized up to 1,535,526 shares of common stock for issuance. (See Note 4). At our annual stockholders meeting on July 7, 2005, and in connection with the approval of our 2005 Equity Incentive Plan, or the 2005 Incentive Plan, 178,767 shares remaining available for issuance under future option rights under the Lynx 1992 Plan were transferred for issuance under future option grants under the 2005 Incentive Plan.
      Under the Lynx 1992 Plan, the exercise price of incentive stock options may not be less than 100% of the fair market value of Lynx’s common stock at the date of grant. The exercise price of nonqualified options may not be less than 85% of the fair market value of Lynx’s common stock at the date of grant. Options generally vest over a five-year period from the date of grant and have a term of ten years. In the case of incentive stock options granted to a person who owns more than 10% of the total combined voting power of all classes of stock of Lynx, the exercise price may not be less than 110% of the fair market value of Lynx’s common stock at the date of grant and the term cannot exceed five years. As of December 31, 2005, all options granted under the 1992 Plan were nonqualified options.

SOLEXA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 Equity Incentive Plan
      In June 2005, the Board adopted, and the stockholders subsequently approved, our 2005 Incentive Plan. The 2005 Incentive Plan is for a ten year term and authorizes for issuance 1,978,767 shares of common stock which includes 178,767 shares of common stock that were previously held in reserve under Lynx 1992 Plan but were unused. Additionally, if any outstanding stock options granted under the Lynx 1992 Plan expire or terminate without being exercised, the shares of common stock that are not acquired under such stock options shall revert to, and become available for issuance under, the 2005 Incentive Plan. The maximum aggregate number of additional shares of common stock that may revert to the 2005 Incentive Plan in this manner is 1,171,737 shares.
      Under the 2005 Incentive Plan, the exercise price of incentive stock options may not be less than 100% of the fair market value of our common stock at the date of grant. The exercise price of nonqualified options may not be less than 100% of the fair market value of our common stock at the date of grant. Options generally vest over a five-year period from the date of grant and have a term of ten years. In the case of incentive stock options granted to a person who owns more than 10% of the total combined voting power of all classes of our stock, the exercise price may not be less than 110% of the fair market value of our common stock at the date of grant and the term cannot exceed five years.
      Stock option activity under the above plans was as follows:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price

Balances at January 1	912,582	$2.42	466,578	$3.51	348,805	$4.16
Options assumed in business combination	356,316	19.20	—	—	—	—
Options granted	2,133,827	6.10	468,719	1.37	127,394	1.79
Options exercised	(145,795)	2.57	—	—	—	—
Options forfeited	(166,622)	16.53	(22,715)	2.17	(9,621)	4.27

Balances at December 31,	3,090,308	6.15	912,582	2.42	466,578	3.51

Shares exercisable	932,317	$7.77	344,109	$3.73	236,554	$3.98

SOLEXA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes additional information about options outstanding at December 31, 2005:

		Options
		Outstanding		Options Exercisable
		Weighted
	Number	Average		Number
	Outstanding	Remaining	Weighted	Exercisable	Weighted
	As of	Contractual	Average	As of	Average
Range of Exercise Prices	12/31/05	Term	Exercise Price	12/31/05	Exercise Price

$1.28 - $2.31	487,110	8.43	$1.41	188,697	$1.49
$2.31 - $4.38	326,713	6.08	$4.18	306,713	$4.18
$4.38 - $6.39	2,150,051	9.54	$6.10	348,055	$6.22
$6.39 - $8.50	78,131	8.64	$8.10	44,709	$7.96
$8.50 - $10.78	38,623	4.60	$9.42	35,172	$9.62
$10.78 - $21.56	3,286	6.22	$20.05	2,577	$20.06
$21.56 - $220.50	4,609	3.23	$184.04	4,609	$184.04
$220.50 - $1,074.50	1,785	4.15	$1,074.50	1,785	$1,074.50

$1.28 - $1,074.50	3,090,308	8.90	$6.15	932,317	$7.77

1998 Employee Stock Purchase Plan
      In connection with the business combination transaction, we assumed the Lynx 1998 Employee Stock Purchase Plan, or the Purchase Plan. The Purchase Plan authorized the issuance of 51,684 shares of common stock pursuant to purchase rights granted to our employees and is intended to be an “employee stock purchase plan” as defined in Section 423 of the Internal Revenue Code. As of December 31, 2005, a total of 37,618 shares remained available for future issuance. In early 2003, pursuant to our transfer from the Nasdaq National Market to the Nasdaq Capital Market, Lynx suspended its Purchase Plan, and no shares were issued in 2005.

15.	Restructuring
      On May 17, 2005, the Board of Directors of Solexa approved a workforce restructuring plan designed to reflect Solexa’s ongoing transition from its MPSStm technology to the development and commercialization of the next-generation Solexa Genome Analysis System. The restructuring plan, which was initiated on May 18, 2005, involved a workforce reduction of approximately 17% and left Solexa with a post-reduction workforce of approximately 116 employees in the United States and United Kingdom. The workforce reduction included positions in most functional areas of Solexa. Accordingly, we recognized a restructuring charge of $333,000 during the second quarter for severance and benefits related to the involuntary termination of approximately 24 employees. At December 31, 2005, all amounts related to restructuring have been paid-in-full.

16.	Pension Plans
      We operate a defined contribution group personal pension plan for substantially all of our United Kingdom employees. At the time of the business combination transaction, we assumed the Lynx 401(k) Plan, also a defined contribution plan. Pursuant to the 401(k) Plan, employees in the United States may elect to reduce their current compensation by up to 25% (subject to an annual limit prescribed by the Internal Revenue Code) and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional contributions to the 401(k) Plan by us on behalf of all participants in the 401(k) Plan. Company contributions to the plans totaled $415,000, $355,000 and $286,000 in the years ended December 31, 2005, 2004 and 2003, respectively.

SOLEXA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Income Taxes
      In the accompanying statements of operations, “Loss before provision for income taxes” includes the following components for the years ended December 31, 2005, 2004, and 2003 (in thousands):

	For Year Ended December 31

	2005	2004	2003

Domestic	$(14,101)	$—	$—
Foreign	(18,058)	(9,720)	(6,356)

	$(32,159)	$(9,720)	$(6,356)

      The provision (benefit) for income taxes consists of the following (in thousands):

	2005	2004	2003

Current — foreign	$(2,999)	$(916)	$(707)

      The reconciliation of income tax expense (benefits) attributed to continuing operations computed at the statutory rates to income tax expense (benefit) for the fiscal years ended December 31, 2005, 2004, and 2003 is as follows:

	2005	2004	2003

Tax provision (benefit) at statutory rate (US for 2005, UK for 2004 and 2003)	$(10,934)	$(2,916)	$(1,907)
Refundable research tax credit	(2,999)	(916)	(707)
Loss for which no tax benefit is currently recognizable	10,934	2,893	1,897
Other	—	23	10

Total	$(2,999)	$(916)	$(707)

      Our net income tax benefit was approximately $3.0 million, $916,000 and $707,000 in 2005, 2004 and 2003, respectively. These amounts result from refundable research credits allowed by the United Kingdom Inland Revenue.
      Deferred income taxes reflect the next tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	2005	2004

Deferred tax assets, net:
U.S. Federal and state net operating losses	$43,990	$—
Foreign net operating losses	10,033	5,947
U.S. Federal and state research and development credits	6,888	—
Capitalized research and development expenditures	2,703	—
Depreciation and amortization	2,372	(302)
Reserves and accruals	3,061	17
Valuation allowance	(69,047)	(5,662)

Deferred tax assets, net of valuation allowance	$—	$—

      Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as

SOLEXA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of December 31, 2005 and 2004 has been established to reflect these uncertainties. Approximately $24.0 million of the valuation allowance was attributable to acquisition related items that, if and to the extent realized in future periods, will first reduce the carrying value of goodwill and then other long-lived intangible assets. The change in the valuation allowance was a net increase of $63.4 million, $2.0 million, and $1.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. Deferred tax assets related to carry forwards at December 31, 2005 include approximately $3.9 million associated with stock option activity for which subsequently recognized tax benefits will be credited directly to stockholders’ equity.
      As of December 31, 2005, the Company had a federal net operating loss carryforwards of approximately $118.8 million, which will expire at various dates from 2010 through 2025, if not utilized. The Company has a state net operating loss carryforwards of approximately $59.7 million which will expire in the years 2012 through 2015.
      As of December 31, 2005, the Company had foreign net operating loss carryforwards of approximately $33.0 million, which have an unlimited carryforward period.
      As of December 31, 2005, the Company also had federal and California research and development and other tax carryforwards of approximately $9.0 million and $3.9 million respectively. The federal research credits will expire at various dates from 2007 through 2025, if not utilized. The California research credits do not expire.
      Utilization of the Company’s net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

18.	Commitments
      As part of the business combination transaction with Lynx, we assumed non-cancelable operating leases for facilities space of approximately 148,000 square-feet in two buildings in Hayward, California. Our corporate headquarters, U.S. research and development facilities and genomics services facilities are located in one of the two buildings. We expect that the remaining space will be developed and occupied in phases, depending on our growth. The leases expire on December 14, 2008. Under the terms of the leases, the monthly rental payments are subject to annual consumer price index-based adjustments, with minimum and maximum limits. We are recognizing rent expense on a straight-line basis over the lease period. We have the option to extend the lease for an additional five-year period, subject to certain conditions, with payments to be determined at the time of the exercise of the option.
      In 2003, we leased approximately 16,000 square feet in Little Chesterford, United Kingdom. This space is occupied by Solexa Limited, our wholly-owned subsidiary. The lease expired in 2005, and we are presently negotiating a renewal of the lease. In the interim, we are occupying the space under “a tenancy at will” arrangement with the same terms and conditions as the expired lease. We believe that the lease can be renewed on satisfactory terms or that alternative facilities can be found nearby on satisfactory terms.
      Rent expense for facilities under operating leases was $1,138,000 in 2005, $293,000 in 2004, and $217,000 in 2003.
      The net book value of property and equipment financed through capital leases and long-term obligations was $119,000, $32,000 and $50,000 at December 31, 2005, 2004 and 2003, respectively. The obligation under the equipment loans is collateralized by the equipment financed, bears interest at 10% and is due in monthly installments.

SOLEXA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Annual future minimum payments are as follows at December 31, 2005:

	Capital	Operating
	Leases	Leases

	(In thousands)
2006	$34	$2,844
2007	33	2,932
2008	13	2,906

Total	$80	$8,682

Less amount representing interest	(9)

Present value of future minimum lease payments	71
Less current portion	(27)

Long-term portion	$44

      As part of the business combination with Lynx, we assumed a research collaboration agreement with E.I. DuPont de Nemours and Company, or DuPont, to apply our MPSS technologies on an exclusive basis to the study of certain crops and their protection. Under the terms of the agreement, we provide MPSS services to enhance DuPont’s discovery and development of new agricultural traits and products. This multi-year research collaboration agreement obligates us to provide MPSS services through 2008, subject to the unilateral right of DuPont to terminate the contract in 2006. DuPont has the obligation to pay us $2.5 million per year through the termination of the contract. However, we are currently in negotiations to amend this research collaboration agreement in light of our intention to discontinue MPSS operations and to transition our genomics services business to our next-generation instrument system. From the date of the business combination, we received services fees of $1.9 million in 2005 under this agreement, and we had $1.1 million in deferred revenue in connection with this contract at December 31, 2005.

19.	Related Party Transactions
      Dr. Shankar Balasubramanian, a director of Solexa Limited, received $36,424, $37,000, and $37,000 for consulting services during 2005, 2004 and 2003, respectively. On September 6, 2005, Dr. Balasubramanian was granted a stock option to purchase 40,000 shares of Solexa, Inc. common stock in consideration of consulting services. The exercise price of the stock option is $5.97 per common share, and the term is ten years. The stock option vests ratably over a four-year period. The fair value of the stock option will be recognized as research and development expense as the related services are rendered. As of December 31, 2005, no amounts were payable to Dr. Balasubramanian.
      Dr. Timothy Rink, a director of Solexa Limited, earned $7,923, $51,000, and $20,000 for consulting services provided during 2005, 2004 and 2003, respectively. As of December 31, 2005, no amounts were payable to Dr. Rink.
      Dr. Stephen Allen, a director of Solexa, Inc. and Solexa Limited, was paid $37,000 for consulting services during 2004. Solexa paid $179,454 and $29,000 for consulting services provided during 2005 and 2004, respectively by i2r Ltd, a private company of which Dr. Allen is a shareholder and a director. As of December 31, 2005, $11,846 was outstanding under this arrangement.
      During 2005 and 2004, Solexa Limited incurred $53,892 in fees paid to to Abingworth Management Inc. and $155,000 to Abingworth Management Ltd, members of a group of companies that manages funds that are collectively significant holders of Solexa, Inc. common stock. These liabilities were incurred for salary and expenses of John West in respect of his services as a director and Chief Executive Officer of Solexa Limited and for consulting services provided by Abingworth Management Ltd. As of December 31, 2005, no amounts

SOLEXA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
were outstanding and these arrangements have been terminated. Claire Wilkinson, an employee of Abingworth Management Limited, earned $25,267 for consulting services in 2005. As of December 31, 2005, no amounts were outstanding.

Axaron Bioscience AG
      During fiscal 2005, we held an equity investment in Axaron Bioscience AG, or Axaron, a company owned primarily by us and BASF Aktiengesellschaft AG, or BASF, that was originally acquired by Lynx. On October 21, 2005, we sold all remaining stock to BASF. During the fourth quarter of 2005, we recorded approximately $496,000 of other income in connection with the sale.
      During 2005, we had a technology licensing agreement with Axaron, which allowed Axaron to use our proprietary MPSS and Megasort technologies non-exclusively in Axaron’s neuroscience, toxicology and microbiology programs until December 31, 2007. Lynx had received from Axaron a $5.0 million technology license fee, which was recorded as deferred revenue and was being recognized on a straight-line basis over the non-cancelable term of the agreement. As part of the purchase accounting related to the business combination, the deferred revenue balance was reduced to zero since Lynx had no further legal performance obligation related to the Axaron contract. In accordance with APB 18, we do not apply the equity method as our investment in Axaron has been reduced to zero and no pro-rata share of Axaron losses has been reflected in the Condensed Consolidated Statement of Operations for the year ended December 31, 2005.
      The technology licensing agreement was terminated in connection with the sale to BASF of all remaining stock held by us.

20.	Subsequent Events

Equity financing
      On November 18, 2005, Solexa entered into an agreement to issue to private investors 10.0 million shares of common stock at $6.50 per share and five-year warrants to purchase approximately 3.5 million shares of common stock at an exercise price of $7.50 per share. On November 23, 2005, pursuant to the agreement, Solexa issued approximately 3.9 million shares of common stock and warrants to purchase approximately 1.3 million shares of common stock, receiving net proceeds of approximately $23.3 million. Upon receipt of stockholder approval, the second tranche was completed on January 19, 2006. We issued approximately 6.1 million shares of common stock and warrants to purchase approximately 2.2 million shares of common stock, receiving net proceeds of approximately $37.7 million. In aggregate, we raised a total of approximately $61.0 million, net of issuance costs, from the two tranches.

SOLEXA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Quarterly Results (Unaudited)

	Quarter Ended

	March 31	June 30	Sept. 30	Dec. 31

	(In thousands)
2005:
Revenues	$605	$1,399	$844	$1,302
Loss from operations	$(5,261)	$(9,040)	$(10,711)	$(7,331)
Net loss	$(5,782)	$(9,385)	$(10,802)	$(3,713)
Basic and diluted net loss per common share	$(0.96)	$(0.48)	$(0.43)	$(0.13)
2004:
Revenues	$17	$24	$31	$24
Income (loss) from operations	$(2,103)	$(2,226)	$(3,297)	$(2,496)
Net loss	$(2,026)	$(2,190)	$(3,185)	$(2,632)
Basic and diluted net loss per common share	$(1.96)	$(2.11)	$(3.07)	$(2.54)
      Net income (loss) per share amounts have been restated to reflect the effects of the conversion of ordinary common shares of Limited into common stock of Solexa. Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters may not be equal to the full year net loss per share amounts.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Prior to consummation on March 4, 2005 of the business combination between Solexa Limited and Lynx, Lynx had engaged Ernst & Young LLP, Palo Alto, California, a limited liability partnership, or the US Auditors, as its independent registered public accounting firm. In addition, prior to the consummation of the business combination, Solexa Limited had engaged Ernst & Young LLP, Cambridge, England, a limited liability partnership registered in England and Wales, or the UK Auditors, as its independent auditors. Following the consummation of the business combination, with the approval of the Audit Committee of our Board of Directors, we engaged the US Auditors as our registered independent public accounting firm for 2006 thereby effectively dismissing the UK Auditors as our independent auditor. There were no disagreements or other reportable events in connection with the dismissal of the UK Auditors.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
      Based on management’s evaluation, our Chief Executive Officer and Vice President and Chief Financial Officer have concluded that as a result of the material weakness discussed below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective in providing reasonable assurance that the information required to be disclosed by us in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-K.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, management has determined a material weakness exists in our ability to maintain effective controls over the application of generally accepted accounting principles (“GAAP”) related to the financial reporting process. We currently have limited financial personnel and they do not possess sufficient depth, skills and experience to ensure that all transactions are accounted for in accordance with GAAP. Additionally, we have insufficient formalized procedures to assure that transactions receive adequate review by accounting personnel with sufficient technical accounting expertise.
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
Steps to Address Material Weakness
      In 2005, we hired a Vice President and Chief Financial Officer to improve the overall quality and level of experience of our financial organization. We are recruiting additional finance and accounting personnel to fill multiple open positions in the finance organization. However, in March 2006, our controller announced her decision to terminate her position with us effective April 30, 2006. We have updated our procedures, including those with respect to revenue recognition, depreciation, physical inventory monitoring, accruals and accounting for deferred revenue. We are in the process of reviewing our control procedures surrounding monthly account reconciliations, support for manual journal vouchers and the review of the monthly close to determine any additional steps necessary to remediate the material weakness.
Changes in Internal Controls over Financial Reporting
      There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls
      Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.
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

Item 9B.	Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Our executive officers and directors, and their ages as of March 10, 2006, are as follows:

Name	Age	Position

John West	49	Chief Executive Officer, Director
Peter Lundberg	45	Vice President and Chief Technical Officer
Omead Ostadan	34	Vice President, Marketing
Linda Rubinstein	39	Vice President and Chief Financial Officer
Kathy A. San Roman	52	Vice President, Human Resources & Administration
Mary L. Schramke, Ph.D.	51	Vice President and General Manager, Genomic Services
Tony Smith, Ph.D.	49	Vice President and Chief Scientific Officer
Craig C. Taylor(1)(2)	54	Chairman of the Board
Stephen D. Allen, Ph.D.	46	Director and Principal Scientific Advisor
Douglas M. Fambrough, Ph.D.(3)	37	Director
Hermann Hauser, Ph.D.(2)(3)	55	Director
Genghis Lloyd-Harris, M.D., Ph.D.(1)(2)(3)	47	Director
G. Mason Morfit, CFA(1)(2)	30	Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating Committee
      John West joined the company in March 2005 as Chief Executive Officer and director upon the completion of the business combination with Solexa Limited. From August 2004 to March 2005, Mr. West served as Chief Executive Officer and a director of Solexa Limited. From January 2001 to July 2004,

Mr. West was Vice President at Applied Biosystems, Inc., or ABI, where he was responsible for the company’s instrument and reagent products for DNA sequencing, gene expression, genotyping, PCR and DNA synthesis. From January 1999 to January 2001, Mr. West was the Marketing Director for Microfluidics at Coventor, Inc. (aka Microcosm Technologies, Inc.). From 1996 to June 1998, Mr. West was the President of Princeton Instruments, Inc., and from June 1990 to 1996 he was a General Manager at Princeton Instruments, Inc. Prior to Princeton Instruments, Inc., Mr. West was the President and founder of BioAutomation, Inc. Mr. West received BS and MS degrees in Engineering from MIT and an MBA in Finance from the Wharton School at the University of Pennsylvania.
      Peter Lundberg joined the company in March 2005 as Vice President and Chief Technical Officer. Prior to joining the company, from 1997 to March 2005, Mr. Lundberg held several positions at ABI, most recently as the Vice President, DNA Platforms R&D, where he was responsible for the development of instrument systems spanning DNA sequencing, gene expression and genotyping. Mr. Lundberg received his BS and MS degrees in Engineering Physics at Chalmers Technical University in Sweden. Mr. Lundberg holds an MBA, with a concentration in Finance, from the University of Connecticut.
      Omead Ostadan joined Solexa in June 2005 from Applied Biosystems, Inc., or ABI, where he was Senior Product Line Manager, Gene Expression Platforms. During his tenure at ABI, Mr. Ostadan held P&L responsibilities for a range of product lines, including the High Throughput DNA Sequencing product line, comprised of the Applied Biosystems 3700 DNA Sequencer, the Applied Biosystems 3730xl Genetic Analyzer and all associated reagents, consumables, and chemistry. While at ABI, Mr. Ostadan also led the marketing efforts on the Applied Biosystems 3730xl Genetic Analyzer, which currently populates virtually all state-of-the-art sequencing facilities worldwide. Mr. Ostadan holds a BSc in Biochemistry from the University of California, Davis.
      Linda Rubinstein joined Solexa in March 2005 as Vice President and Chief Financial Officer. Ms. Rubinstein brings more than 16 years of life sciences industry and financial experience to the company. From January 2004 to March 2005, as principal of RDJ Advisors, a financial and business operations consulting firm, she provided strategic planning and financial transaction expertise to biotechnology companies. From October 2001 to December 2003, Ms. Rubinstein served as Vice President of Finance at privately held ChemoCentryx, Inc., where she developed and implemented the financial strategy that took the company from early-stage drug discovery into clinical development. Among her responsibilities at ChemoCentryx, she served on the executive and development committees, directed intellectual property and oversaw operations. Prior to joining ChemoCentryx, from April 1993 to June 2001, Ms. Rubinstein was an investment banker at Lehman Brothers, most recently Senior Vice President in the Global Healthcare Group. Prior to Lehman Brothers, she worked in investment banking at Scully Brothers & Foss and Merrill Lynch Capital Markets. Ms. Rubinstein sits on the board of JVS, a non-profit organization. She holds BA and MA degrees in economics from the University of California, Los Angeles.
      Kathy A. San Roman joined the company in August 1992 as Director of Administration and was appointed Vice President, Human Resources and Administration in January 1999. She served as Acting Chief Financial Officer from March 2004 to March 2005. Prior to joining Lynx, from June 1982 through July 1989, Ms. San Roman held numerous positions at ABI, including, most recently, Corporate Secretary. From February 1991 to July 1992, Ms. San Roman was Associate Director, Investor Relations at Informix Corporation, a software development company.
      Mary L. Schramke, Ph.D. was appointed Vice President and General Manager of Genomic Services in March 2005. From December 2004 to March 2005, Dr. Schramke was Acting Chief Executive Officer of the company. Dr. Schramke joined the company in February 2003 as Senior Director of Business Development and in April 2004 was appointed Vice President of Product Development. From 1999 to 2002, Dr. Schramke held increasing levels of responsibility at Hyseq Pharmaceuticals, Inc., a biopharmaceuticals company, most recently as Vice President of Business Development. From 1998 to 1999, Dr. Schramke served as a Director of Business Development for Cellomics, Inc., a provider of screening tools and informatics products for drug discovery. From 1996 to 1998, Dr. Schramke was a Senior Product Manager at CLONTECH Laboratories, Inc., a provider of biological products to the life sciences, and from 1991 to 1996 she held several marketing positions of increasing responsibility at Bio-Rad Laboratories, Inc., a provider of tools to the life sciences and clinical diagnostics markets. Dr. Schramke holds a Ph.D. in microbiology from Louisiana State University, Baton Rouge and completed her post-doctoral training in genetics at the University of Missouri-Columbia. Dr. Schramke also holds an MBA from John F. Kennedy University.
      Tony Smith, Ph.D. joined Solexa in March 2005 as Vice President and Chief Scientific Officer upon the completion of the business combination with Solexa Limited. Dr. Smith was Chief Technology Officer at Solexa Limited from January 2002 to March 2005. Prior to Solexa Limited, Dr. Smith was Vice President R&D, at Amersham Biosciences, United Kingdom (previously Amersham Pharmacia Biotech), or Amersham, from 1999 to 2002. Previously, he was an executive director of Gemini Genomics, responsible for business and technology development. Before that, he held a series of R&D management positions with Amersham. Dr. Smith holds a BSc in Biochemistry and Chemistry and Ph.D. in Biochemistry from Nottingham University.
      Craig C. Taylor was elected Chairman of the Board in 2000, has served as a director of the company since 1994 and served as Acting Chief Financial Officer from July 1994 to April 1997. He has been active in venture capital since 1977, when he joined Asset Management Company, a venture capital firm. He is a general partner of AMC Partners 89 L.P., which serves as the general partner of Asset Management Associates 1989 L.P., a private venture capital partnership. He currently serves as a director of Pharmacyclics, Inc., a biotechnology company, Adeza Biomedical, a medical technology company and several private companies.
      Stephen D. Allen, Ph.D. became a director of Solexa in March 2005 upon the completion of the business combination with Solexa Limited. Dr. Allen has been director of Solexa Limited since January 2004. Dr. Allen, an independent consultant, was previously with Mettler-Toledo Intl. Inc. from 2000 to 2004, as Head of Automated Chemistry, in which role he has been responsible for the acquisition and integration of a series of companies focused on drug discovery tools. From 1999 to 2000, Dr. Allen was Vice President of European Operations for Perkin-Elmer Instruments and from 1983 to 1999, Dr. Allen held a series of senior management positions in the United Kingdom and United States for PE Corporation (now Applera Corp), including General Manager of a spectroscopy business and Vice President of Product Development. Dr. Allen holds a BSc and Ph.D. in Chemistry from Nottingham University. Dr. Allen is currently a director of XCounter AB in Danderyd, Sweden.
      Douglas M. Fambrough, Ph.D., is a Principal with Oxford Bioscience Partners and became a Director of Solexa in July 2005. Dr. Fambrough focuses on investments in technology-based life sciences companies. Among his recent projects, he led Oxford’s investments in Solstice Neurosciences, a neurology specialty pharma company, and in Sirna Therapeutics, an RNA interference-based drug discovery and development company. Dr. Fambrough represents Oxford on the boards of those companies and acts as a board observer to Cambrios Technologies Corp. Prior to joining Oxford in 1999, Dr. Fambrough spend 10 years in academic research, most recently at the Whitehead/MIT Center for Genome Research. He graduated from Cornell University and holds a Ph.D. in genetics from the University of California, Berkeley.
      Hermann Hauser, Ph.D., became a director of Solexa in March 2005 upon the completion of the business combination with Solexa Limited. Dr. Hauser had been a director of Solexa Limited since July 2004. Dr. Hauser has founded, co-founded and backed over 20 information technology companies, including Acorn Computer Group and Virata (now GlobespanVirata). While working at Olivetti as Vice President, Research, he established Olivetti’s global network of research laboratories. In 1997, he co-founded Amadeus Capital Partners Ltd., a venture capital company specializing in high-technology investments. He has served as a Director of Amadeus since that time. Dr. Hauser holds an MA in Physics from Vienna University and a Ph.D. in Physics from the University of Cambridge. He is a Fellow of the Institute of Physics and of the Royal Academy of Engineering, an honorary Fellow of King’s College, Cambridge and in 2001 was awarded an honorary CBE for “innovative service to the UK enterprise sector.”
      Genghis Lloyd-Harris, M.D., Ph.D., MBA became a director of Solexa in March 2005 upon the completion of the business combination with Solexa Limited. Dr. Lloyd-Harris had been a director of Solexa Limited since June 2004. Since April 2004, Dr. Lloyd-Harris has been at Abingworth Management, a venture capital firm in the U.K. From 1996 to 2004, Dr. Lloyd-Harris was a biotechnology equity research analyst at Credit Suisse First Boston in the European Equity Research Group, based in London. From 1989 to 1996, Dr. Lloyd-Harris worked for Credit Suisse First Boston’s Health Care Group in the Investment Banking Division in New York and London. From 1981 to 1987, Dr Lloyd-Harris was a pediatrician in Melbourne, Australia. Dr. Lloyd-Harris holds a Medical Degree from the University of Liverpool in the U.K., a Ph.D. in Clinical Pharmacology from the University of Melbourne, Australia, and an MBA from Harvard Business School.
      G. Mason Morfit, CFA, was appointed to the Solexa board of directors in April 2005. Mr. Morfit has been a Partner of ValueAct Capital since January 2003 and was an associate at ValueAct Capital from January 2001 to December 2002. Prior to joining ValueAct Capital, Mr. Morfit worked in equity research for Credit Suisse First Boston following the managed care and physician services industries from 1998 to 2000. Mr. Morfit holds a BA from Princeton University and is a CFA charterholder. Mr. Morfit is currently on the board of MSD Ignition, a privately held performance auto parts company.
Audit Committee
      The Audit Committee of the Board of Directors oversees our corporate accounting and financial reporting process. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the independent registered public accounting firm; determines and approves the engagement of the independent registered public accounting firm; determines whether to retain or terminate the existing independent registered public accounting firm or to appoint and engage a new independent registered public accounting firm; reviews and approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent registered public accounting firm on Solexa’s audit engagement team as required by law; confers with management and the independent registered public accounting firm regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by Solexa regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; reviews the financial statements to be included in our Annual Report on Form 10-K; and discusses with management and the independent registered public accounting firm the results of the annual audit and the results of our quarterly financial results.
      Three directors currently comprise the Audit Committee: Messrs. Morfit and Taylor and Dr. Lloyd-Harris. The Board of Directors conducts an annual review of the Nasdaq listing standards definition of independence for Audit Committee members and has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards).
Audit Committee Financial Expert
      The Board of Directors has determined that Mr. Morfit qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Morfit’s level of knowledge and experience based on a number of factors, including his formal education and experience in equity research for Credit Suisse First Boston and as a partner at ValueAct Capital.
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

      To our knowledge, based solely on a review of the copies of such reports furnished to us, during the calendar year ended December 31, 2005, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with except with regard to filings made by Hermann Hauser, a director, and Amadeus Capital Partners Ltd., whose reports on Form 3 were filed late and Schroder Venture Managers Ltd. who filed a late report on Form 4 relating to the issuance of reallocated shares related to the business combination.
Code of Conduct
      We have adopted the Solexa, Inc. Code of Conduct that applies to all officers, directors and employees. The Code of Conduct is available on our website at www.solexa.com. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.
Stockholder Communications with the Board of Directors
      In October 2004, we adopted a formal process for stockholder communications with our Board of Directors. The process for such communication is available on our website at www.solexa.com. Every effort will be made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner.

Item 11.	Executive Compensation
      The following table sets forth certain compensation paid by Solexa during the calendar years ended December 31, 2005, 2004 and 2003, to (i) all persons who served as our Chief Executive Officer and (ii) the other four most highly compensated executive officers whose compensation exceeded $100,000:
Summary Compensation Table

								Long-Term Compensation Awards
		Annual Compensation
								Restricted	Securities
						Other Annual		Stock	Underlying	All Other
		Salary		Bonus		Compensation		Awards	Options	Compensation
Name and Principle Position	Year	($)		($)		($)		($)	(#)	($)

John West	2005	$340,049	(1)(7)	$12,489	(2)	$18,552	(3)	$—	600,000	$—
Chief Executive Officer	2004	114,583		50,064	(4)	25,000	(5)	—	309,353	—
	2003	—		—		—		—		—
Peter Lundberg	2005	193,467	(1)	24,000				—	90,000	—
Vice President and Chief	2004	—		—		—		—		—
Technical Officer	2003	—		—		—		—		—
Linda Rubinstein	2005	193,510	(1)	—					166,000	—
Vice President and	2004	—		—				—		—
Chief Financial Officer	2003	—		—		—		—		—
Mary J. Schramke, Ph.D.	2005	187,767	(1)	40,000		—		—	25,000	—
Vice President and	2004	178,585	(1)	—		5,887	(6)	—		—
General Manager of	2003	158,440	(1)	—				—		—
Genomic Services										—
Tony Smith, Ph.D.	2005	253,024		—				—	88,000	—
Vice President and Chief	2004	233,979		28,952		—		—	35,466	—
Scientific Officer	2003	200,740		26,278		—		—	8,863	—

(1)	Includes contributions of $750 made by Solexa to its 401(k) Plan on behalf of such employee.

(2)	Includes reimbursement of Social Security and Medicare taxes and lump sum cash payment in lieu of contributions that were to be made by Solexa, Inc. to its 401(K) Plan on behalf of the employee.

(3)	Includes reimbursement for temporary employee living expenses.

(4)	Includes reimbursement for temporary employee payroll taxes.

(5)	Includes Solexa Limited board of directors’ fees.

(6)	Includes sales commissions received.

(7)	Includes salary paid to such employee by Solexa Limited prior to the consummation of the business combination transaction, and an adjustment to correct a prior overpayment of Solexa Limited board of directors fees.
      Except as disclosed above, we did not pay any compensation characterized as long-term compensation, including restricted stock awards issued at a price below fair market value or long-term incentive plan payouts, to any of the Named Executive Officers during the year ended December 31, 2005.
Stock Option Grants and Exercises
      We grant options to our executive officers under our 2005 Equity Incentive Plan, or the 2005 Incentive Plan, and have previously granted stock options under our 1992 Stock Option Plan, as amended, or the Lynx 1992 Plan. Options were also previously granted to executive officers under the Solexa, Ltd. Enterprise Management Incentive Plan, or the EMI Plan, and the Unapproved Option Plan, or the Unapproved Plan. As of December 31, 2005, options to purchase a total of 3,090,308 shares were outstanding under all stock option plans, and options to purchase 827,936 shares remained available for grant under the 2005 Plan.
      The following table sets forth, for each of the Named Executive Officers, certain information regarding options granted to, exercised by and held during the year ended December 31, 2005:
Option Grants in Last Fiscal Year

	Individual Grants
					Potential Realizable Value
	Number of	% of Total			at Assumed Annual Rates
	Securities	Options	Exercise		of Stock Price Appreciation
	Underlying	Granted to	Price per		for Option Term(2)
	Options	Employees in	Share	Expiration
Name	Granted(#)	2004(1)	($/share)	Date	5%($)	10%($)

John West	600,000	27.32	$6.39	05/09/15	$2,411,182	$6,110,409
Peter Lundberg	50,000	2.28	6.11	06/03/15	192,127	253,060
	40,000	1.82	5.97	09/06/15	150,180	380,586
Linda Rubinstein	141,000	6.42	6.11	06/03/15	541,799	1,272,325
	25,000	1.14	5.97	09/06/15	93,863	237,866
Mary Schramke, Ph.D.	25,000	1.14	5.97	09/06/15	93,863	237,866
Tony Smith, Ph.D.	88,000	4.01	5.97	09/06/15	330,396	837,289

(1)	Based on options for an aggregate of 2,196,158 shares granted to our employees and directors during the year ended December 31, 2005, including the Named Executive Officers.

(2)	The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option, and that the option is exercised and sold on the last day of the term for the appreciated stock price. The assumed annual rates of appreciation are for illustrative purposes only.

      The following table sets forth certain information concerning the number of options exercised by the Named Executive Officers during the year ended December 31, 2005, and the number of shares covered by both exercisable and unexercisable stock options held by the Named Executive Officers.
Aggregated Option Exercises in the Year Ended December 31, 2005 and Option Values

			Number of Unexpired		Value of Unexercised
			Options		In-the-Money Options
			at Year End		at Year End
	Shares Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

John West	—	$—	200,00	709,253	$736,000	$4,190,334
Peter Lundberg	—	—	2,000	88,000	8,200	353,800
Linda Rubinstein	—	—	27,999	138,001	111,095	549,765
Mary J. Schramke, Ph.D.	—	—	8,433	31,567	29,005	123,095
Tony Smith, Ph.D.	—	—	67,303	109,344	432,926	570,404
Employment, Severance and Change of Control Agreements
      In January 2002, Solexa Limited entered into an employment agreement with Dr. Tony Smith, Vice President and Chief Scientific Officer, and such agreement was amended August 4, 2005. Under the terms of the agreement, as amended, Dr. Smith will receive an annualized base salary of $245,000 per year. In July 2005, the Board of Directors approved an annual bonus with a target up to 35% of the base salary subject to the achievement of milestones. If Dr. Smith elects to participate in the Company’s defined contribution pension plan, we will also contribute up to an amount equal to 10% of Dr. Smith’s salary to his account.
      In March 2005, we entered into an employment agreement with Peter Lundberg, Vice President and Chief Technical Officer. Under the terms of the Employment Agreement, Mr. Lundberg will receive (i) an annualized base salary of $240,000 per year, (ii) an annual bonus with a target of up to 35% of the base salary subject to the achievement of milestones, and (iii) a stock option grant to purchase 50,000 shares of Solexa common stock, of which 20% vests and becomes exercisable on March 10, 2006 and the remainder vests in 48 equal installments over 4 years, which was granted on June 3, 2005 with an exercise price of $6.11 per share.
      In March 2005, Linda Rubinstein joined the company as Vice President and, effective April 1, 2005, Chief Financial Officer. Solexa entered into a letter agreement, or the Letter Agreement, with Ms. Rubinstein on March 23, 2005. Under the terms of the Letter Agreement, Ms. Rubinstein received an initial base salary of $225,000 per year which increased to $250,000 on May 1, 2005, an annual bonus with a target of 30% of base salary and anticipated stock option grants of not less than 45,000 shares within 30 days following the first and second anniversaries of her start date, each of which vest and become exercisable in 48 equal installments over 4 years from the respective grant dates subject to approval by our Board of Directors. Pursuant to a letter agreement between us and Ms. Rubinstein dated March 27, 2006, effective for the period beginning January 1, 2005 and ending June 30, 2006, or the Bonus Period, the bonus provision of Ms. Rubinstein’s employment agreement was superseded by the Solexa, Inc. Company 2005-2006 Bonus Plan, or the Plan, and any bonus compensation earned by Ms. Rubinstein during the Bonus Period shall be determined in accordance with the Plan. Under the Plan, Ms. Rubinstein is entitled to receive as a bonus a percentage of her salary which will be determined by the board of directors, and will be awarded upon our achievement of certain financial milestones which are also set by the board of directors. Recommencing July 1, 2006, bonus compensation earned by Ms. Rubinstein will be determined in accordance with the terms of her employment agreement. If we successfully completed a financing within six months of Ms. Rubinstein’s start date which resulted in at least $10,000,000 in available funds to us, Ms. Rubinstein would be granted an additional nonstatutory stock option to purchase 141,000 shares pursuant to the Lynx 1992 Plan subject to Board approval, which stock option was granted on June 3, 2005 with an exercise price of $6.11 per share. In addition, if (i) Ms. Rubinstein’s employment is terminated without Cause (as defined in the Letter Agreement) by Solexa, (ii) Ms. Rubinstein resigns with Good Reason (as defined in the Letter Agreement), (iii) Ms. Rubinstein’s employment is terminated without Cause by Solexa or any successor to or acquiring entity of Solexa within 30 days prior to, upon or within 12 months after an Asset Sale, Merger, Consolidation, or Reverse Merger (each as defined in the Plan), or (iv) Ms. Rubinstein resigns for Good Reason within thirty days prior to, upon or within 12 months after an Asset Sale, Merger, Consolidation or Reverse Merger of Solexa, she will be eligible to receive severance compensation of between 4.5 to 6 months of her final base salary, 100% of her target bonus, prorated to the percent of the year completed, and two years acceleration of the vesting and exercisability of any outstanding stock options granted to her.
      In June 2005, Lynx entered into an executive employment agreement, or the Employment Agreement, with John S. West, our Chief Executive Officer. Under the terms of the Employment Agreement, Mr. West will receive (i) an annualized base salary of $350,000 per year, (ii) an annual bonus with a target of up to 40% of the base salary subject to the achievement of milestones, and (iii) a stock option grant to purchase 600,000 shares of our common stock which vests and becomes exercisable in 48 equal installments over 4 years beginning August 9, 2004, which stock option was granted on May 9, 2005 with an exercise price of $6.39 per share. Furthermore, if Solexa enters into a collaboration or other strategic alliance or partnership, on or before August 9, 2006, which provides for at least $4 million of committed cash investment in or payment to Solexa other than for goods or services, Mr. West shall be entitled to an aggregate lump sum bonus equal to the greater of (i) 1% of the aggregate committed amount to be paid in such transaction or (ii) $100,000. Pursuant to a letter agreement between us and Mr. West dated March 27, 2006, effective for the period beginning January 1, 2005 and ending June 30, 2006, or the Bonus Period, the bonus provision of Mr. West’s employment agreement providing for a bonus calculated as a percentage of salary based upon the achievement of certain milestones shall be superseded by the Solexa, Inc. Company 2005-2006 Bonus Plan, or the Plan, and any such bonus compensation earned by Mr. West during the Bonus Period shall be determined in accordance with the Plan. Under the Plan, Mr. West is entitled to receive as a bonus a percentage of his salary which will be determined by the board of directors, and will be awarded upon our achievement of certain financial milestones which are also set by the board of directors. Recommencing July 1, 2006, bonus compensation earned by Mr. West will be determined in accordance with the terms of his employment agreement.
      Under the terms of the Employment Agreement, in the event of a Change of Control (as defined in the Employment Agreement), Mr. West will be entitled to receive (a) two years acceleration of the vesting and exercisability of any outstanding stock options granted to him and (b) an aggregate lump sum bonus equal to the greater of (i) 2% of the amount by which the value received by our stockholders in connection with the Change of Control exceeds the sum of $50 million plus the aggregate gross proceeds received by Solexa through sales of equity securities after the Closing (as defined in the Employment Agreement) or (ii) $100,000. In addition, if (i) Mr. West’s employment is terminated without Cause (as defined in the Employment Agreement) by Solexa or (ii) Mr. West resigns with Good Reason (as defined in the Employment Agreement), he will be entitled to receive a lump sum severance payment equal to 12 months of his final base salary, reimbursement of the cost of continued health insurance coverage for himself and his eligible dependents for 12 months, and one year acceleration of the vesting and exercisability of any outstanding stock options granted to him (except to the extent such options are accelerated in connection with a Change of Control). If Mr. West’s employment is terminated without Cause or he resigns for Good Reason within 6 months prior to or 12 months following a Change of Control, he will be entitled to receive a lump sum severance payment equal to 12 months of his final base salary and reimbursement of the cost of continued health insurance coverage for himself and his eligible dependents for 12 months.
      In January 2003, we entered into an employment agreement with Mary L. Schramke, our Vice President and General Manager of Genomic Services, providing for annual compensation of $185,000. In the event Dr. Schramke’s employment is terminated without cause (as defined in the agreement) by us, or by any successor or acquiring entity, upon or after certain change of control events, Dr. Schramke shall be eligible to receive severance compensation: (a) if the termination occurs on or prior to the first year anniversary of the effective date of the agreement, equal to three months of her base salary; and (b) if the termination occurs after the first year anniversary of the effective date of the agreement, equal to at least one month of her base salary. The severance shall be the only severance, benefit or cash compensation, other than accrued wages, to which Dr. Schramke shall be entitled from us in the event of a termination without cause. In the event, however, that a successor or acquiring entity is obligated to pay such severance to Dr. Schramke, such severance shall be in addition to any equity compensation or benefits for which Dr. Schramke may be eligible under the Lynx 1992 Plan.
Compensation of Directors
      In June 2005, the Board adopted a Non-Executive Director Compensation Program, or the Program, whereby the non-employee directors will be compensated for their service on the Board and committees.
      Pursuant to the Program, each of our non-employee directors receives an annual retainer of $15,000 (plus $10,000 for serving as chairman of the Board) and a fee of $2,000 per meeting attended in person and $1,000 per meeting attended via telephone. Members of the Audit Committee receive an annual retainer fee of $5,000 (plus $2,500 for serving as chairman of the Audit Committee) and a fee of $1,250 per meeting attended in person (plus $750 per meeting for chairman of the Audit Committee) and $1,000 per meeting attended via telephone. Members of the Compensation Committee receive an annual retainer fee of $5,000 (plus $2,500 for serving as chairman of the Compensation Committee) and a fee of $1,250 per meeting attended in person (plus $750 per meeting attended in person by the chairman of the Compensation Committee) and $1,000 per meeting attended via telephone. Members of the Nominating and Corporate Governance Committee receive a fee of $1,250 per meeting attended in person and $1,000 per meeting attended via telephone. The meeting fee amounts are subject to adjustment to the extent that board and committee meetings are held on the same day.
      Under the Program, directors who are affiliated with certain of our stockholders, as determined by the Compensation Committee of the Board, shall receive their meeting and retainer fees in the form of shares of common stock subject to a twelve month restriction on resale and options to purchase shares of our common stock, respectively. All other non-employee directors shall receive one-half of their meeting and retainer fees in the form of cash and one-half of their retainer and meeting fees in the form of shares of our common stock subject to a twelve month restriction on resale and options to purchase shares of our common stock, respectively.
      Options granted to non-employee directors under our Program are discretionary, granted under our 2005 Equity Incentive Plan and are intended by Solexa not to qualify as incentive stock options under the Internal Revenue Code.
      The following table sets forth options granted to our non-employee directors during the last fiscal year. The exercise price is equal to the fair market value of the common stock on the last market trading day prior to the date of grant (based on the closing sales price reported on the Nasdaq Capital Market). As of December 31, 2005, no options had been exercised by non-employee directors under our 2005 Equity Incentive Plan.

		Number of
		Securities
		Underlying	Exercise Price
Name	Date of Grant	Options Granted	per Share

Craig C. Taylor	9/6/2005	25,000	$5.97
Stephen Allen, Ph.D.	9/6/2005	20,000	5.97
Douglas Fambrough, Ph.D.	9/6/2005	20,000	5.97
Hermann Hauser, Ph.D.	10/21/2005	20,000	6.20
Genghis Lloyd-Harris, M.D., Ph.D.	9/6/2005	20,000	5.97
G. Mason Morfit, CFA	9/6/2005	20,000	5.97
Compensation Committee Interlocks and Insider Participation
      Our Compensation Committee was established in March 2005 and is currently composed of four non-employee directors: Messrs. Taylor and Morfit and Drs. Hauser and Lloyd-Harris. Mr. Taylor served as our

Acting Chief Financial Officer from July 1994 to April 1997. There were no officers or employees of Solexa who participated in deliberations of the Compensation Committee concerning executive officer compensation during the year ended December 31, 2005.
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
      In addition, our Amended and Restated Certificate of Incorporation, as amended, provides that, to the fullest extent permitted by Delaware law, our directors will not be liable for monetary damages for breach of the directors’ fiduciary duty of care to Solexa and our stockholders. This provision in the Amended and Restated Certificate of Incorporation does not eliminate the duty of care, and in appropriate circumstances, equitable remedies such as an injunction or other forms of non-monetary relief would remain available under Delaware law. Each director will continue to be subject to liability for breach of the director’s duty of loyalty to Solexa, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for acts or omissions that the director believes to be contrary to the best interests of Solexa or our stockholders, for any transaction from which the director derived an improper personal benefit, for acts or omissions involving a reckless disregard for the director’s duty to Solexa or our stockholders when the director was aware or should have been aware of a risk of serious injury to Solexa or our stockholders, for acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director’s duty to Solexa or our stockholders, for improper transactions between the director and Solexa and for improper distributions to stockholders and loans to directors and officers. This provision also does not affect a director’s responsibilities under any other laws such as the federal securities laws or state or federal environmental laws.
      No pending material litigation or proceeding involving a director, officer, employee or other agent of Solexa as to which indemnification is being sought exists, and we are not aware of any pending or threatened material litigation that may result in claims for indemnification by any director, officer, employee or other agent.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
      The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2005:

	Number of		Number of Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted Average	for Future Issuance
	Outstanding	Exercise Price of	Under Equity
	Options,	Outstanding	Compensation Plans
	Warrants and	Options, Warrants	(Excluding Securities
	Rights	and Rights	Reflected in Column
	(a)	(b)	(a) (c)

Equity compensation plans approved by security holders:
2005 Equity Incentive Plan	1,232,744	$5.96	827,936
1992 Stock Option Plan	1,081,651	$9.01	—
1998 Employee Stock Purchase Plan(1)	—	N/A	—
Solexa Limited Equity Plans	775,913	$2.44	—
Equity compensation plans not approved by security holders:
None	—	—	—
Total	3,090,308	$6.15	827,936

(1)	Our Employee Stock Purchase Plan is currently suspended.

      The following table sets forth certain information regarding beneficial ownership of our common stock as of March 10, 2006 by: (i) each stockholder who is known by us to own beneficially more than five percent of the common stock; (ii) each executive officer named in the Summary Compensation Table, which we refer to as the “named executive officers;” (iii) each director from 2005; and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the address of each of the individuals and entities listed below is c/o Solexa, Inc., 25861 Industrial Boulevard, Hayward, CA 94545.

	Beneficial Ownership(1)

		Percent of
Name of Beneficial Owner	Number of Shares	Total

Entities affiliated with FMR Corp.(2)	5,115,974	14.03%
82 Devonshire Street Boston, Massachusetts 02109
Entities affiliated with Amadeus Capital Partners Limited(3)	5,028,737	13.65%
Mount Pleasant House, 2 Mount Pleasant Huntington Road, Cambridge CB3 ORN Great Britain
Entities affiliated with Abingworth Management Limited(4)	4,046,000	10.97%
38 Jermyn Street London SW1Y 6DN Great Britain
Entities affiliated with Schroder Venture Managers Inc.(5)	2,153,745	5.86%
Church Street Hamilton HM 11 Bermuda
ValueAct Capital(6)	3,043,270	8.14%
435 Pacific Avenue, 4th Floor San Francisco, CA 94133
Craig C. Taylor(7)	60,905	**
John West(8)	262,500	**
Stephen Allen, Ph.D.(9)	22,669	**
Douglas Fambrough, Ph.D.(10)	18,225	**
c/o OBP Management IV L.P. 222 Berkeley St., Suite 1650 Boston, Massachusetts 02116
Hermann Hauser, Ph.D.(11)	5,047,606	13.84%
c/o Amadeus Capital Partners Limited Mount Pleasant House, 2 Mount Pleasant Huntington Road, Cambridge CB3 ORN Great Britain
Genghis Lloyd-Harris, M.D., Ph.D.(12)	19,816	**
G. Mason Morfit, CFA(13)	19,556	**
Peter Lundberg(14)	18,041	**
Linda Rubinstein(15)	47,040	**
Mary L. Schramke, Ph.D.(16)	11,349	**
Tony Smith, Ph.D.(17)	86,128	**
All directors and officers as a group (11 persons)(18)	5,646,845	15.09%

**	Less than one percent.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and, unless otherwise indicated, includes voting or investment power with respect to securities. Percentage of beneficial ownership is based on 36,462,323 shares of common stock outstanding as of March 10, 2006, except as otherwise noted in the footnotes. Shares of common stock subject to options currently exercisable or exercisable within 60 days of March 10, 2006, are deemed outstanding for computing the percentage of beneficial ownership of the person holding such options but are not deemed outstanding for computing the percentage of beneficial ownership of any other person.

(2)	Fidelity Management & Research Company, or Fidelity, 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 5,115,974 shares or 14.03% of the Common Stock outstanding of Solexa, Inc., as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940.

Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the Common Stock of Solexa, Inc. The interest of one person, Fidelity OTC Portfolio, an investment company registered under the Investment Company Act of 1940, in the Common Stock of Solexa, Inc., amounted to 3,266,213 shares or 8.95% of the Common Stock outstanding. Fidelity OTC Portfolio has its principal business office at 82 Devonshire Street, Boston, Massachusetts 02109.

Edward C. Johnson 3d and FMR Corp., through its control of Fidelity, and the funds each has sole power to dispose of the 5,115,974 shares owned by the Funds.

Members of the family of Edward C. Johnson 3d, Chairman of FMR Corp., are the predominant owners, directly or through trusts, of Series B shares of common stock of FMR Corp., representing 49% of the voting power of FMR Corp. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B shares will be voted in accordance with the majority vote of Series B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp.

Neither FMR Corp. nor Edward C. Johnson 3d, Chairman of FMR Corp., has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees.

(3)	Includes 2,089,849 shares of common stock and 173,081 shares of common stock issuable upon exercise of a warrant held by Amadeus II ‘A’ LP; 1,393,234 shares of common stock and 115,387 shares of common stock issuable upon exercise of a warrant held by Amadeus II ‘B’ LP; 975,264 shares of common stock and 80,772 shares of common stock issuable upon exercise of a warrant held by Amadeus II ‘C’ LP; 46,442 shares of common stock and 3,847 shares of common stock issuable upon exercise of a warrant held by Amadeus II D GmbH & Co KG; and 139,322 shares of common stock and 11,539 shares of common stock issuable upon exercise of a warrant held by Amadeus II Affiliates LP.

(4)	Includes 1,416,438 shares of common stock held by Abingworth Bioventures II SICAV; 383,279 shares of common stock and 125,000 shares of common stock issuable upon exercise of a warrant held by Abingworth Bioventures II A LP; 764,931 shares of common stock and 145,489 shares of common stock issuable upon exercise of a warrant held by Abingworth Bioventures III A LP; 466,937 shares of common stock and 88,812 shares of common stock issuable upon exercise of a warrant held by Abingworth Bioventures III B LP; 279,700 shares of common stock and 53,200 shares of common stock issuable upon exercise of a warrant held by Abingworth Bioventures III C LP; 12,195 shares of common stock and 2,319 shares of common stock issuable upon exercise of a warrant held by Abingworth Bioventures III Executives LP; and 307,700 shares of common stock held by Abingworth Bioequities Master Fund Ltd.

(5)	Includes 1,096,534 shares of common stock and 165,365 shares of common stock issuable upon exercise of a warrant held by Schroder Ventures International Life Sciences Fund II LP 1; 467,009 shares of common stock and 70,428 shares of common stock issuable upon exercise of a warrant held by Schroder Ventures International Life Sciences Fund II LP 2; 124,455 shares of common stock and 18,769 shares of common stock issuable upon exercise of a warrant held by Schroder Ventures International Life

Sciences Fund II LP 3; 31,533 shares of common stock and 4,756 shares of common stock issuable upon exercise of a warrant held by SITCO Nominees Ltd. — VC 01903 as nominees for Schroder Ventures International Life Sciences Fund II Group Co Investment Scheme; 135,060 shares of common stock and 20,368 shares of common stock issuable upon exercise of a warrant held by SV (Nominees) Limited as nominee for Schroder Ventures Investments Limited; and 16,917 shares of common stock and 2,551 shares of common stock issuable upon exercise of a warrant held by Schroder Ventures International Life Sciences Fund II Strategic Partners LP.

(6)	Includes 2,105,770 shares of common stock and warrants to purchase 937,500 shares of common stock that are owned directly by ValueAct Capital Master Fund, L.P. and may be deemed to be beneficially owned by (i) VA Partners, L.L.C. as General Partner of ValueAct Capital Master Fund, L.P., (ii) ValueAct Capital Management, L.P. as the manager of ValueAct Capital Master Fund, L.P., and (iii) ValueAct Capital Management LLC as General Partner of ValueAct Capital Management, L.P. Jeffrey W. Ubben, Peter H. Kamin and George F. Hamel, Jr. are Managing Members of VA Partners, L.L.C. and ValueAct Capital Management, LLC. These persons disclaim beneficial ownership of the reported stock except to the extent of their pecuniary interest therein.

(7)	Includes 10,252 shares of common stock, 23,511 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 10, 2006, and 1,135 shares of common stock issuable upon exercise of warrants held by Mr. Taylor. Also includes 26,007 shares of common stock held by Asset Management Associates 1989 L.P. Mr. Taylor, the Chairman of the board of directors of Solexa, is a general partner of AMC Partners 89, which is the general partner of Asset Management Associates 1989 L.P. Mr. Taylor shares the power to vote and control the disposition of shares held by Asset Management Associates 1989 L.P. and, therefore, may be deemed to be the beneficial owner of such shares. Mr. Taylor disclaims beneficial ownership of such shares, except to the extent of his pro-rata interest therein.

(8)	Includes 262,500 shares of common stock issuable upon exercise of stock options held by Mr. West that are exercisable within 60 days of March 10, 2006.

(9)	Includes 1,012 shares of common stock and 21,657 shares of common stock issuable upon exercise of stock options held by Dr. Allen that are exercisable within 60 days of March 10, 2006.

(10)	Includes 1,559 shares of common stock and 16,666 shares of common stock issuable upon exercise of stock options held by Dr. Fambrough that are exercisable within 60 days of March 10, 2006.

(11)	Includes 2,203 shares of common stock and 16,666 shares of common stock issuable upon exercise of stock options held by Dr. Hauser that are exercisable within 60 days of March 10, 2006. Also includes 2,089,849 shares of common stock and 173,081 shares of common stock issuable upon exercise of a warrant held by Amadeus II A LP; 1,393,234 shares of common stock and 115,387 shares of common stock issuable upon exercise of a warrant held by Amadeus II B LP; 975,264 shares of common stock and 80,772 shares of common stock issuable upon exercise of a warrant held by Amadeus II C LP; 46,442 shares of common stock and 3,847 shares of common stock issuable upon exercise of a warrant held by Amadeus II D GmbH & Co KG; and 139,322 shares of common stock and 11,539 shares of common stock issuable upon exercise of a warrant held by Amadeus II Affiliates LP. Hermann Hauser is a Director of Amadeus Capital Partners Ltd., or ACPL, a limited partnership. The General Partner of ACPL is Amadeus II General Partner LP, a Scottish limited liability partnership, whose general partner is Amadeus General Partner Limited, a wholly owned subsidiary of ACPL. By contract, the affairs of Amadeus General Partner Limited are managed by ACPL, whose directors are Anne Glover, Hermann Hauser, Richard Anton, Roy Merritt and Peter Wynn. These persons disclaim beneficial ownership of the securities. ACPL manages Amadeus II A LP, Amadeus II B LP, Amadeus II C LP, Amadeus II D GmbH & Co KG and Amadeus II Affiliates LP.

(12)	Includes 3,150 shares of common stock and 16,666 shares of common stock issuable upon exercise of stock options held by Dr. Lloyd-Harris that are exercisable within 60 days of March 10, 2006.

(13)	Includes 2,890 shares of common stock and 16,666 shares of common stock issuable upon exercise of stock options held by Mr. Morfit that are exercisable within 60 days of March 10, 2006.

(14)	Includes 18,041 shares of common stock issuable upon exercise of stock options held by Mr. Lundberg that are exercisable within 60 days of March 10, 2006.

(15)	Includes 47,040 shares of common stock issuable upon exercise of stock options held by Ms. Rubinstein that are exercisable within 60 days of March 10, 2006.

(16)	Includes 11,349 shares of common stock issuable upon exercise of stock options held by Dr. Schramke that are exercisable within 60 days of March 10, 2006.

(17)	Includes 86,128 shares of common stock issuable upon exercise of stock options held by Dr. Smith that are exercisable within 60 days of March 10, 2006.

(18)	Includes 4,691,184 shares of common stock (including shares of common stock held by entities affiliated with certain directors), 569,900 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 10, 2006 and 385,761 shares of common stock issuable upon exercise of warrants held by current directors and officers (including warrants held by entities affiliated with certain directors). (See Notes 7 through 17).

Item 13.	Certain Relationships and Related Transactions
      For a description of the employment agreements between us and certain of our executive officers, see the descriptions above in Item 11. Executive Compensation under the heading “Employment, Severance and Change of Control Agreements.”
      For legal services rendered during the calendar year ended December 31, 2005, we paid approximately $1.3 million to Cooley Godward LLP, Solexa’s counsel, of which Mr. Kitch, a former director of Lynx, is a partner. Mr. Kitch resigned from the board effective March 4, 2005, in connection with the closing of the business combination transaction between Lynx and Solexa Limited.
      For genomics discovery services performed during the calendar year ended December 31, 2005, we received approximately $93,000 from the Institute for Systems Biology, of which Leroy Hood, a former director of Lynx, is President and Director. Dr. Hood resigned from the board effective March 4, 2005, in connection with the closing of the business combination transaction with Solexa Limited.
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
      The following table represents aggregate fees billed to us for fiscal years ended December 31, 2005 and December 31, 2004, by Ernst & Young LLP, Solexa’s principal independent registered public accounting firm. These amounts reflect fees related to Lynx in 2004 and to Solexa, including Solexa Limited, in 2005

	Year Ended December 31,

	2005	2004

Audit fees	$1,083,340	$470,685
Audit-related fees	—	—
Tax fees	23,196	31,320
All other fees	719	34,609

Total fees	$1,107,254	$536,614

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
      All Other Fees: This category consists of fees for professional services rendered by Ernst & Young LLP in connection with other services not included in the categories above, and research and consultations regarding a foreign joint venture and reorganization of Lynx GmbH and the business combination.
      All of the fees described above were approved by the Audit Committee. The Audit Committee has determined the rendering of non-audit services by Ernst & Young LLP is compatible with maintaining their independence.
Pre-Approval Policies and Procedures
      The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, Ernst & Young LLP. The policy generally pre-approves specified services in defined categories of audit services, audit related services, and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of engagement of the independent registered accounting firm or on an individual explicit case-by-case basis before the independent registered accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.
PART IV

Item 15.	Exhibits and Financial Statements Schedules
      (a) The following documents are filed as part of this report:

(1) The following Reports of Independent Registered Public Accounting Firms and financial statements set forth on pages 29 through 57 of this report are being filed as part of this report:

(i)	Reports of Independent Registered Public Accounting Firms

(ii)	Consolidated Balance Sheets as of December 31, 2005 and 2004

(iii)	Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

(iv)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

(vi)	Notes to Consolidated Financial Statements

(2) All schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statement or notes thereto.

(3) The following documents are being filed as part of this report:

Exhibit
No.		Description of Document

2.2		Acquisition Agreement, dated as of September 28, 2004, by and between Solexa Limited and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit in the Company’s Registration Statement on Form S-4 filed on October 29, 2004
2	.2.1	Amendment and Waiver, dated March 3, 2005, by and between Solexa Limited and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on March 7, 2005
2	.2.2	Amendment No. 2 to acquisition agreement, dated May 6, 2005 by and between Solexa, Inc and Solexa, Ltd incorporated by reference to the indicated exhibit of the Company’s Form 8-K for the period ended May 11, 2005
3.1		Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000
3	.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the period ended December 31, 2002
3	.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 7, 2005
3.2		Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000
3.3		Certificate of Ownership and Merger of Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 7, 2005
10.1		Form of Indemnity Agreement entered into between the Company and its directors and officers, incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form 10
10	.2**	The Company’s 1992 Stock Option Plan (the “Stock Option Plan”), incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form 10
10	.3**	Form of Incentive Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form 10
10	.4**	Form of Nonstatutory Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form 10
10.5		Agreement of Assignment and License of Intellectual Property Rights, dated June 30, 1992, by and between the Company and Applied Biosystems, Inc. incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form 10
10.6		Agreement of Assignment and License of Intellectual Property Rights, dated June 30, 1992, by and between the Company and Applied Biosystems, Inc., incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form 10
10	.6+	Technology Development and Services Agreement, dated as of October 2, 1995, by and among the Company, Hoechst Aktiengesellschaft and its subsidiary, Hoechst Marion Roussel, Inc., incorporated by reference to Exhibit 10.28 of the Company’s Form 10-K for the period ended December 31, 1995
10	.6.1+	Amended and Restated First Amendment to Technology Development and Services Agreement, dated May 1, 1998, by and between the Company and Hoechst Marion Roussel, Inc., incorporated by reference to Exhibit 10.36 of the Company’s Form 10-Q for the period ended June 30, 1998
10	.6.2+	Second Amendment to Technology Development and Services Agreement, dated March 1, 1999, by and among the Company, Hoechst Marion Roussel, Inc. and its affiliate Hoechst Schering AgrEvo GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001

Exhibit
No.		Description of Document

10	.6.3+	Third Amendment to Technology Development and Services Agreement, dated December 20, 1999, by and among the Company, Aventis Pharmaceutical Inc. and its affiliate Aventis CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001
10	.6.4+	Fourth Amendment to Technology Development and Services Agreement, dated March 31, 2002, by and between the Company and Aventis CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended March 31, 2002
10	.6.5+	Fifth Amendment to Technology Development and Services Agreement, dated as of September 30, 2002, by and between the Company and Bayer CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002
10.7		Lease, dated as of February 27, 1998, by and between the Company and SimFirst, L.P., Limited Partnership, incorporated by reference to Exhibit 10.35 of the Company’s Form 10-Q for the period ended March 31, 1998
10	.8**	1998 Employee Stock Purchase Plan or the Purchase Plan, incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 dated July 15, 1998 (File No. 333-59163)
10	.9+	Collaboration Agreement, dated as of October 1, 2000, by and between the Company and Takara Shuzo Co., Ltd. incorporated by reference to Exhibit 10.18 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001
10	.9.1+	Amendment No. 1 to Collaboration Agreement, dated December 19, 2002, by and between the Company and Takara Bio Inc., incorporated by reference to Exhibit 10.17.1 of the Company’s Form 10-K for the period ended December 31, 2002
10	.9.2+	Amendment No. 2 to Collaboration Agreement, dated June 30, 2003, by and between the Company and Takara Bio Inc., incorporated by reference to Exhibit 10.17.2 of the Company’s Form 10-Q for the period ended September 30, 2003
10.10		Securities Purchase Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 4, 2001
10.11		Registration Rights Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 4, 2001
10.12		Form of Warrant issued by the Company in favor of each investor thereto, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on June 4, 2001
10	.13+	Common Stock Purchase Agreement, dated as of March 5, 2002, by and between Geron Corporation and Lynx Therapeutics, Inc., incorporated by reference to Exhibit 10.26 of the Company’s Current Report on From 8-K filed on March 18, 2002
10.14		Form of Registration Rights Agreement by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.28 of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002
10.15		Form of Warrant issued by the Company in favor of each investor party to the Securities Purchase Agreement and Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to Exhibit 10.29 of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002
10	.16**	Employment Agreement, dated as of March 20, 2003, by and between the Company and Kathy A. San Roman, incorporated by reference to Exhibit 10.37 of the Company’s Form 10-Q for the period ended March 31, 2003
10	.17**	1992 Stock Plan, as amended, incorporated by reference to Exhibit 10.38 of the Company’s Form 10-Q for the period ended June 30, 2003
10.18		Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.39 of the Company’s Form 8-K filed on September 25, 2003

Exhibit
No.		Description of Document

10.19		Form of Warrant issued by the Company in favor of each investor, incorporated by reference to Exhibit 10.40 of the Company’s Form 8-K filed on September 25, 2003
10	.20+	Services Agreement, by and between E.I. DuPont de Nemours and Company and Lynx Therapeutics, Inc., incorporated by reference to Exhibit 10.41 of the Company’s Form 10-Q for the period ended September 30, 2003
10.21		Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.42 of the Company’s Form 8-K filed on January 2, 2004
10.22		Form of Warrant issued by the Company in favor of each investor, incorporated by reference to Exhibit 10.43 of the Company’s Form 8-K filed on January 2, 2004
10.23		Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.44 the Company’s Current Report on Form 8-K filed on March 12, 2004
10.24		Form of Warrant issued by the Company in favor of each investor, incorporated by reference to Exhibit 10.45 of the Company’s Current Report on Form 8-K filed on March 12, 2004
10	.25**	Employment Agreement, dated January 29, 2003, between Lynx Therapeutics, Inc. and Mary L. Schramke, Ph.D., incorporated by reference to Exhibit 10.52 to the Company’s Current Report on Form 8-K filed on November 22, 2004
10.26		Warrant to Purchase Stock, issued by Lynx Therapeutics, Inc. to Silicon Valley Bank on December 28, 2004, incorporated by reference to Exhibit 10.55 of the Company’s Current Report on Form 8-K filed on January 3, 2005
10	.27**	Letter Agreement, dated as of March 23, 2005, by and between Solexa, Inc. and Linda Rubinstein incorporated by reference to Exhibit 10.56 of the Company’s Current Report on Form 8-K filed on March 29, 2005
10	.27.1*,**	Letter Agreement with Linda Rubinstein dated March 27, 2006 regarding modification of bonus terms
10.28		Indemnification Agreement with Linda Rubinstein, Vice President and Chief Financial Officer incorporated by reference to Exhibit 10.57 of the Company’s Current Report on Form 8-K filed on April 5, 2005
10.29		Securities Purchase Agreement incorporated by reference to Exhibit 10.58 of the Company’s Current Report on Form 8-K filed on April 26, 2005
10.30		Form of Warrants to purchase common stock incorporated by reference to Exhibit 10.59 of the Company’s Current Report on Form 8-K filed on April 26, 2005
10.31		Form of Warrants to purchase common stock incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on April 26, 2005
10.32		Letter Agreement, dated April 21, 2005, between the Company and ValueAct Capital Master Fund, L.P., incorporated by reference to Exhibit 10.61 of the Company’s Current Report on Form 8-K filed on April 26, 2005
10.33		Warrant issued by the Company to Seven Hills Partners LLC on May 6, 2005, incorporated by reference to Exhibit 10.62 of the Company’s Current Report on Form 8-K filed on May 11, 2005
10.34		Solexa, Inc. 2005 Equity Incentive Plan. incorporated by reference to Exhibit 10.63 of the Company’s Current Report on Form 8-K filed on June 9, 2005
10.35		Form of Stock Option Agreement incorporated by reference to Exhibit 10.64 of the Company’s Current Report on Form 8-K filed on June 9, 2005
10.36		Non-Executive Director Compensation Program incorporated by reference to Exhibit 10.65 of the Company’s Current Report on Form 8-K filed on June 9, 2005
10	.37**	Executive Employment Agreement dated as of June 23, 2005 by and between Solexa, Inc. and John West incorporated by reference to Exhibit 10.66 of the Company’s Current Report on Form 8-K filed on June 28, 2005
10	.37.1*,**	Letter Agreement with John West dated March 27, 2006 regarding modification of bonus terms

Exhibit
No.		Description of Document

10.38		Indemnification Agreement with John West, Chief Executive Officer, incorporated by reference to Exhibit 10.67 of the Company’s Current Report on Form 8-K filed on June 28, 2005
10	.39**	2005-2006 Bonus Plan incorporated by reference to Exhibit 10.68 of the Company’s Current Report on Form 8-K filed on September 12, 2005
10.40		Securities Purchase Agreement incorporated by reference to Exhibit 10.69 of the Company’s Current Report on Form 8-K filed on November 23, 2005
10.41		Form of Warrants incorporated by reference to Exhibit 10.70 of the Company’s Current Report on Form 8-K filed on November 23, 2005
10.42		Securities Purchase Agreement incorporated by reference to Exhibit 10.71 of the Company’s Current Report on Form 8-K filed on November 23, 2005
10.43		Form of Warrants incorporated by reference to Exhibit 10.72 of the Company’s Current Report on Form 8-K filed on November 23, 2005
21	.1*	Subsidiaries
23	.1*	Consent of Independent Registered Public Accounting Firm
23	.2*	Consent of Independent Registered Public Accounting Firm
24	.1*	Power of Attorney. Reference is made to the signature page
31	.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31	.2*	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32	.1++*	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

*	Being filed herewith; all other exhibits previously filed.

**	Management contract or compensatory plan or arrangement.

+	Portions of this agreement have been deleted pursuant to our request for confidential treatment.

++	This certification “accompanies” the Annual Report on Form 10-K to which it relates, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Solexa, Inc. under the Securities Act or the Exchange Act (whether made before or after the date of the Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.
      (b) Exhibit Index

See Item 15(a) above.
      (c) Financial Statement Schedule

See Item 15(a) above.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2005.

SOLEXA, INC.

By:	/s/ John West

John West
Chief Executive Officer

POWER OF ATTORNEY
      Know All Persons by These Presents, that each person whose signature appears below constitutes and appoints John West and Linda Rubinstein each or any of them, as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitutions, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to the Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting onto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John West John West	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2006

/s/ Craig C. Taylor Craig C. Taylor	Chairman of the Board	March 31, 2006

/s/ Linda Rubinstein Linda Rubinstein	Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2006

/s/ Stephen Allen Stephen Allen	Director	March 31, 2006

/s/ Hermann Hauser Hermann Hauser	Director	March 31, 2006

/s/ Genghis Lloyd-Harris Genghis Lloyd-Harris	Director	March 31, 2006

/s/ Mason Morfit Mason Morfit	Director	March 31, 2006

/s/ Douglas Fambrough Douglas Fambrough	Director	March 31, 2006

EXHIBIT INDEX

Exhibit
No.		Description of Document

2.2		Acquisition Agreement, dated as of September 28, 2004, by and between Solexa Limited and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit in the Company’s Registration Statement on Form S-4 filed on October 29, 2004
2	.2.1	Amendment and Waiver, dated March 3, 2005, by and between Solexa Limited and Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on March 7, 2005
2	.2.2	Amendment No. 2 to acquisition agreement, dated May 6, 2005 by and between Solexa, Inc and Solexa, Ltd incorporated by reference to the indicated exhibit of the Company’s Form 8-K for the period ended May 11, 2005
3.1		Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000
3	.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Form 10-K for the period ended December 31, 2002
3	.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 7, 2005
3.2		Bylaws of the Company, as amended, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended June 30, 2000
3.3		Certificate of Ownership and Merger of Lynx Therapeutics, Inc., incorporated by reference to the indicated exhibit of the Company’s Current Report on Form 8-K filed on March 7, 2005
10.1		Form of Indemnity Agreement entered into between the Company and its directors and officers, incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form 10
10	.2**	The Company’s 1992 Stock Option Plan (the “Stock Option Plan”), incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form 10
10	.3**	Form of Incentive Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form 10
10	.4**	Form of Nonstatutory Stock Option Grant under the Stock Option Plan, incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form 10
10.5		Agreement of Assignment and License of Intellectual Property Rights, dated June 30, 1992, by and between the Company and Applied Biosystems, Inc. incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form 10
10	.6+	Technology Development and Services Agreement, dated as of October 2, 1995, by and among the Company, Hoechst Aktiengesellschaft and its subsidiary, Hoechst Marion Roussel, Inc., incorporated by reference to Exhibit 10.28 of the Company’s Form 10-K for the period ended December 31, 1995
10	.6.1+	Amended and Restated First Amendment to Technology Development and Services Agreement, dated May 1, 1998, by and between the Company and Hoechst Marion Roussel, Inc., incorporated by reference to Exhibit 10.36 of the Company’s Form 10-Q for the period ended June 30, 1998
10	.6.2+	Second Amendment to Technology Development and Services Agreement, dated March 1, 1999, by and among the Company, Hoechst Marion Roussel, Inc. and its affiliate Hoechst Schering AgrEvo GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001
10	.6.3+	Third Amendment to Technology Development and Services Agreement, dated December 20, 1999, by and among the Company, Aventis Pharmaceutical Inc. and its affiliate Aventis CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001

Exhibit
No.		Description of Document

10	.6.4+	Fourth Amendment to Technology Development and Services Agreement, dated March 31, 2002, by and between the Company and Aventis CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended March 31, 2002
10	.6.5+	Fifth Amendment to Technology Development and Services Agreement, dated as of September 30, 2002, by and between the Company and Bayer CropScience GmbH, incorporated by reference to the indicated exhibit of the Company’s Form 10-Q for the period ended September 30, 2002
10.7		Lease, dated as of February 27, 1998, by and between the Company and SimFirst, L.P., Limited Partnership, incorporated by reference to Exhibit 10.35 of the Company’s Form 10-Q for the period ended March 31, 1998
10	.8**	1998 Employee Stock Purchase Plan or the Purchase Plan, incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 dated July 15, 1998 (File No. 333-59163)
10	.9+	Collaboration Agreement, dated as of October 1, 2000, by and between the Company and Takara Shuzo Co., Ltd. incorporated by reference to Exhibit 10.18 of the Company’s Form 10-K/A filed on August 24, 2001 for the period ended December 31, 2001
10	.9.1+	Amendment No. 1 to Collaboration Agreement, dated December 19, 2002, by and between the Company and Takara Bio Inc., incorporated by reference to Exhibit 10.17.1 of the Company’s Form 10-K for the period ended December 31, 2002
10	.9.2+	Amendment No. 2 to Collaboration Agreement, dated June 30, 2003, by and between the Company and Takara Bio Inc., incorporated by reference to Exhibit 10.17.2 of the Company’s Form 10-Q for the period ended September 30, 2003
10.10		Securities Purchase Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 4, 2001
10.11		Registration Rights Agreement, dated as of May 24, 2001, by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 4, 2001
10.12		Form of Warrant issued by the Company in favor of each investor thereto, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on June 4, 2001
10	.13+	Common Stock Purchase Agreement, dated as of March 5, 2002, by and between Geron Corporation and Lynx Therapeutics, Inc., incorporated by reference to Exhibit 10.26 of the Company’s Current Report on From 8-K filed on March 18, 2002
10.14		Form of Registration Rights Agreement by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.28 of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002
10.15		Form of Warrant issued by the Company in favor of each investor party to the Securities Purchase Agreement and Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to Exhibit 10.29 of the Company’s Current Report on Form 8-K, as amended, filed on April 30, 2002
10	.16**	Employment Agreement, dated as of March 20, 2003, by and between the Company and Kathy A. San Roman, incorporated by reference to Exhibit 10.37 of the Company’s Form 10-Q for the period ended March 31, 2003
10	.17**	1992 Stock Plan, as amended, incorporated by reference to Exhibit 10.38 of the Company’s Form 10-Q for the period ended June 30, 2003
10.18		Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.39 of the Company’s Form 8-K filed on September 25, 2003
10.19		Form of Warrant issued by the Company in favor of each investor, incorporated by reference to Exhibit 10.40 of the Company’s Form 8-K filed on September 25, 2003
10	.20+	Services Agreement, by and between E.I. DuPont de Nemours and Company and Lynx Therapeutics, Inc., incorporated by reference to Exhibit 10.41 of the Company’s Form 10-Q for the period ended September 30, 2003

Exhibit
No.		Description of Document

10.21		Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.42 of the Company’s Form 8-K filed on January 2, 2004
10.22		Form of Warrant issued by the Company in favor of each investor, incorporated by reference to Exhibit 10.43 of the Company’s Form 8-K filed on January 2, 2004
10.23		Securities Purchase Agreement by and among the Company and the investors listed therein, incorporated by reference to Exhibit 10.44 the Company’s Current Report on Form 8-K filed on March 12, 2004
10.24		Form of Warrant issued by the Company in favor of each investor, incorporated by reference to Exhibit 10.45 of the Company’s Current Report on Form 8-K filed on March 12, 2004
10	.25**	Employment Agreement, dated January 29, 2003, between Lynx Therapeutics, Inc. and Mary L. Schramke, Ph.D., incorporated by reference to Exhibit 10.52 to the Company’s Current Report on Form 8-K filed on November 22, 2004
10.26		Warrant to Purchase Stock, issued by Lynx Therapeutics, Inc. to Silicon Valley Bank on December 28, 2004, incorporated by reference to Exhibit 10.55 of the Company’s Current Report on Form 8-K filed on January 3, 2005
10	.27**	Letter Agreement, dated as of March 23, 2005, by and between Solexa, Inc. and Linda Rubinstein incorporated by reference to Exhibit 10.56 of the Company’s Current Report on Form 8-K filed on March 29, 2005
10	.27.1*,**	Letter Agreement with Linda Rubinstein dated March 27, 2006 regarding modification of bonus terms
10.28		Indemnification Agreement with Linda Rubinstein, Vice President and Chief Financial Officer incorporated by reference to Exhibit 10.57 of the Company’s Current Report on Form 8-K filed on April 5, 2005
10.29		Securities Purchase Agreement incorporated by reference to Exhibit 10.58 of the Company’s Current Report on Form 8-K filed on April 26, 2005
10.30		Form of Warrants to purchase common stock incorporated by reference to Exhibit 10.59 of the Company’s Current Report on Form 8-K filed on April 26, 2005
10.31		Form of Warrants to purchase common stock incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on April 26, 2005
10.32		Letter Agreement, dated April 21, 2005, between the Company and ValueAct Capital Master Fund, L.P., incorporated by reference to Exhibit 10.61 of the Company’s Current Report on Form 8-K filed on April 26, 2005
10.33		Warrant issued by the Company to Seven Hills Partners LLC on May 6, 2005, incorporated by reference to Exhibit 10.62 of the Company’s Current Report on Form 8-K filed on May 11, 2005
10	.34**	Solexa, Inc. 2005 Equity Incentive Plan. incorporated by reference to Exhibit 10.63 of the Company’s Current Report on Form 8-K filed on June 9, 2005
10	.35**	Form of Stock Option Agreement incorporated by reference to Exhibit 10.64 of the Company’s Current Report on Form 8-K filed on June 9, 2005
10.36		Non-Executive Director Compensation Program incorporated by reference to Exhibit 10.65 of the Company’s Current Report on Form 8-K filed on June 9, 2005
10	.37**	Executive Employment Agreement dated as of June 23, 2005 by and between Solexa, Inc. and John West incorporated by reference to Exhibit 10.66 of the Company’s Current Report on Form 8-K filed on June 28, 2005
10	.37.1*,**	Letter Agreement with John West dated March 27, 2006 regarding modification of bonus terms
10.38		Indemnification Agreement with John West, Chief Executive Officer, incorporated by reference to Exhibit 10.67 of the Company’s Current Report on Form 8-K filed on June 28, 2005
10	.39**	2005-2006 Bonus Plan incorporated by reference to Exhibit 10.68 of the Company’s Current Report on Form 8-K filed on September 12, 2005
10.40		Securities Purchase Agreement incorporated by reference to Exhibit 10.69 of the Company’s Current Report on Form 8-K filed on November 23, 2005

Exhibit
No.		Description of Document

10.41		Form of Warrants incorporated by reference to Exhibit 10.70 of the Company’s Current Report on Form 8-K filed on November 23, 2005
10.42		Securities Purchase Agreement incorporated by reference to Exhibit 10.71 of the Company’s Current Report on Form 8-K filed on November 23, 2005
10.43		Form of Warrants incorporated by reference to Exhibit 10.72 of the Company’s Current Report on Form 8-K filed on November 23, 2005
21	.1*	Subsidiaries
23	.1*	Consent of Independent Registered Public Accounting Firm
23	.2*	Consent of Independent Registered Public Accounting Firm
24	.1*	Power of Attorney. Reference is made to the signature page
31	.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31	.2*	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32	.1++*	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

*	Being filed herewith; all other exhibits previously filed.

**	Management contract or compensatory plan or arrangement.

+	Portions of this agreement have been deleted pursuant to our request for confidential treatment.

++	This certification “accompanies” the Annual Report on Form 10-K to which it relates, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Solexa, Inc. under the Securities Act or the Exchange Act (whether made before or after the date of the Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.
      (b) Exhibit Index

See Item 15(a) above.
      (c) Financial Statement Schedule

See Item 15(a) above.