Form 10-Q
period 2006-03-31
Solexa, Inc.
filed 2006-05-15
CIK 913275

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of May 1, 2006 was 36,488,011.

Solexa, Inc.
FORM 10-Q
For the Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SOLEXA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$68,768	$38,403
Accounts receivable	160	539
Inventory	867	754
Other current assets	3,492	2,422

Total current assets	73,287	42,118
Property and equipment, net	3,981	4,378
Intangible assets, net	3,401	3,510
Goodwill	22,529	22,529
Other non-current assets	484	482

Total assets	$103,682	$73,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,175	$2,235
Accrued compensation	2,636	2,067
Accrued professional fees	574	705
Equipment financing, current portion	28	31
Forward loss contingency	364	1,028
Deferred revenue — current portion	1,063	1,518
Deferred rent and lease obligations	866	801
Other accrued liabilities	624	529

Total current liabilities	8,330	8,914
Deferred revenues, net of current portion	2,395	1,905
Equipment financing, net of current portion	37	44
Deferred rent and lease obligations, net of current portion	2,144	2,381

Stockholders’ equity:
Preferred stock: $0.01 par value; 2,000 shares authorized; no shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock: $0.01 par value; 60,000 shares authorized; 36,479 shares and 30,027 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	365	300
Additional paid-in capital	149,679	109,575
Deferred compensation	(275)	(326)
Accumulated other comprehensive income	2,180	2,064
Accumulated deficit	(61,173)	(51,840)

Total stockholders’ equity	90,776	59,773

Total liabilities and stockholders’ equity	$103,682	$73,017

See accompanying notes.

SOLEXA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Service revenue	$768	$605
Operating costs and expenses:
Cost of service revenue	912	540
Research and development	6,332	2,993
Sales, general and administrative	3,817	2,333

Total operating costs and expenses	11,061	5,866

Loss from operations	(10,293)	(5,261)
Interest income	655	136
Interest expense	(156)	(132)
Other (expense), net	50	(3)

Loss from operations	(9,744)	(5,260)
Income tax benefit related to research and development tax credit	(411)	—

Net loss	$(9,333)	$(5,260)
Dividends to ‘A’ ordinary and ‘B’ preferred shares	—	522

Net loss attributable to common shareholders	$(9,333)	$(5,782)

Basic and diluted net loss per common share	$(0.27)	$(0.96)

Weighted average shares used to compute basic and diluted net loss per common share	35,113	6,007

See accompanying notes.

SOLEXA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Operating activities:
Net loss	$(9,333)	$(5,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	874	555
Amortization of deferred compensation and stock based compensation expense	924	13
Amortization of warrant value related to note payable	—	32
Changes in operating assets and liabilities:
Accounts receivable	419	118
Inventory	(113)	26
Other assets	(1,093)	837
Accounts payable	260	(880)
Forward loss contingency	(664)	—
Other accrued liabilities	163	(60)
Deferred revenues	35	(411)
Non-current liabilities	—	(43)

Net cash used in operating activities	(8,528)	(5,073)

Investing activities:
Purchases of property and equipment	(341)	(453)
Costs paid in connection with the business combination	—	(365)

Net cash used in investing activities	(341)	(818)

Financing activities:
Issuance of common stock, net of issuance costs	37,799	3
Proceeds from the exercise of stock options	97	—
Proceeds from the exercise of warrants	1,260	—
Repayment of equipment loans	(11)	(5)

Net cash provided by (used in) financing activities	39,145	(2)

Net increase (decrease) in cash and cash equivalents	30,276	(5,893)
Effect of exchange rate differences on cash and cash equivalents	89	(121)
Cash and cash equivalents at beginning of period	38,403	10,463

Cash and cash equivalents at end of period	$68,768	$4,449

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$155	$—

Supplemental disclosure of non-cash financing activities:
Issuance of common stock in payment of board fees	$140	$—

See accompanying notes.

SOLEXA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
1. Description of Business
     Solexa, Inc. (“Solexa, “or the “Company”) is in the business of developing and commercializing genetic analysis technologies. We currently generate service revenues in our genomics services business from processing biological samples supplied to us by customers using our MPSS™ technology. We intend to discontinue providing MPSS services in 2006. We are currently developing and preparing to commercialize a novel instrumentation system for genetic analysis based on our reversible-terminator Sequencing-by-Synthesis, or SBS, chemistry and based on our Clonal Single Molecule ArrayTM technology. This platform is expected to support many types of genetic analyses, including DNA sequencing, gene expression and small RNA analysis. We believe that this technology, which can potentially generate over a billion bases of DNA sequence from a single experiment with a single sample preparation, will dramatically reduce the cost, and improve the practicality, of human re-sequencing relative to conventional technologies. We introduced our first-generation system, the Solexa Genome Analysis System, to customers at the end of 2005 for expected delivery in 2006. We believe our new DNA sequencing system will enable us to implement a new business model based primarily on the sale of genetic analysis equipment, reagents and other consumables and services to end user customers. Our longer-term goal is to further reduce the cost of human re-sequencing to a few thousand dollars for use in a wide range of applications from basic research through clinical diagnostics.
2. Basis of Presentation
     On March 4, 2005, Solexa Limited, a privately held United Kingdom company, and Lynx Therapeutics, Inc., a Delaware corporation, completed a business combination. Solexa Limited became a wholly owned subsidiary of Lynx as a result of the transaction, and Lynx changed its name to Solexa, Inc. However, because immediately following the business combination transaction the former Solexa Limited shareholders owned approximately 80% of the shares of the common stock of Lynx, Solexa Limited’s designees to the combined company’s board of directors represented a majority of the combined company’s directors and Solexa Limited’s senior management represented a majority of the senior management of the combined company, Solexa Limited is deemed to be the acquiring company for accounting purposes. Accordingly, the assets and liabilities of Lynx were recorded, as of the date of the business combination, at their respective fair values and added to those of Solexa Limited. Results of operations of the combined company for the three months ended March 31, 2005, reflect those of Solexa Limited, to which the results of operations of Lynx were added from the date of the consummation of the business combination. The results of operations of the combined company reflect purchase accounting adjustments, including increased amortization and depreciation expense for acquired net assets.
     In connection with this business combination transaction, Lynx changed its name to Solexa, Inc. and its symbol to SLXA. Unless specifically noted otherwise, as used throughout these Consolidated Financial Statements, “Lynx Therapeutics” or “Lynx” refers to the business, operations and financial results of Lynx Therapeutics, Inc. prior to the business combination consummated on March 4, 2005, “Solexa Limited” refers to the business of Solexa Limited, a privately held United Kingdom company prior to the business combination, “Solexa” refers to the business of the combined company after the business combination, and “we” refers to either the business operations and financial results of Solexa Limited prior to the business combination or the business of the combined company after the business combination, as the context requires.

          The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Solexa without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations; nevertheless, Solexa believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim consolidated condensed financial statements may not be indicative of results for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2005, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2006.
          The unaudited condensed consolidated financial statements include all accounts of Solexa and our wholly owned subsidiaries, Solexa Limited and Lynx Therapeutics GmbH. All intercompany balances and transactions have been eliminated.
          Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, certain amounts in the condensed consolidated statements of operations were reclassified between research and development expense, sales, general and administrative expense, interest income and interest expense. These reclassifications have no impact on our previously reported net losses.
3. Summary of Significant Accounting Policies
     Use of Estimates
          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     Stock-Based Employee Compensation
          Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (Revised 2004) (“SFAS 123R”) on the modified prospective basis. As a result, the Company has included stock-based employee compensation costs in its results of operations for the quarter ended March 31, 2006, as more fully described in Note 4 to the Company’s condensed consolidated financial statements.
     Concentrations and Segment Information
          For the three months ended March 31, 2006, revenue from two customers represented 48% and 21% of the Company’s revenue, respectively. For the three months ended March 31, 2005, revenue from two customers accounted for 60% and 21% of the Company’s revenue, respectively.
          To date, revenues have been derived primarily from contracts with customers located in the United States and other countries as follows (revenues are attributed to geographic areas based on the location of the customer, in thousands):

	Three Months Ended
	March 31,
	2006	2005
United States	$715	$584
United Kingdom	23	21
Other	30	—

	$768	$605

     Net Loss Per Share
          Basic net loss per share has been computed using the weighted-average number of shares of common stock for the three months ended March 31, 2006 and of common stock and ordinary shares outstanding for the three months ended March 31, 2005.
          Common stock equivalents were not included in the computation of diluted net loss per share, as their effect was anti-dilutive for the periods presented. Therefore, both the basic and diluted net loss per share computations resulted in the same number of shares, and there were no reconciling items. These common stock equivalents will be included in the calculation at such time as the effect is no longer anti-dilutive, as calculated using the treasury stock method. Options and warrants to purchase 11,450,433 and 1,773,014 common shares as of March 31, 2006 and 2005, respectively, were not considered in the computation of basic and diluted net loss per share.
     Recent Accounting Pronouncements
          FASB Staff Position No. 123(R)-3
          In November 2005, the Financial Accounting Standards Board ( the “FASB”) issued FASB Staff Position No. 123(R)-3 (“FSP FAS 123(R)-3”), “Transition Election to Accounting for Tax Effects of Share-Based Payment Awards.” This pronouncement provides an alternative method of calculating the excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS 123R. The Company has until November 2006 to make a one-time election to adopt the transition method. The Company is currently evaluating FSP FAS 123(R)-3 and whether to make this election. This one-time election will not affect operating loss or net loss.
4. Stock-based Employee Compensation
          Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“SFAS 123R”), using the modified prospective application method. Under this method, all employee stock-based payments, including grants of stock options, are recognized in the income statement as an operating expense, based on their fair values over the requisite service period. Awards that are granted after January 1, 2006 were measured and non-cash employee compensation expenses were recognized in the consolidated statements of operations in accordance with SFAS 123R. In addition, the non-vested portion of awards as of January 1, 2006 also resulted in recognition of non-cash employee compensation expense. The Company recognizes share-based employee compensation expense ratably over the vesting period of options, adjusted for the expected forfeiture rate.
          For the three months ended March 31, 2006, in accordance with SFAS 123R, the Company recognized non-cash stock-based employee compensation expenses of $846,000. The expenses were included in the consolidated statements of operations as follows (in thousands):

Three Months Ended
March 31, 2006
Cost of service revenue	$6
Research and development	315
Sales, general and administrative	525

Non-cash stock-based employee compensation expense	$846

          There was no tax benefit from recording this non-cash expense. As a result of adopting Statement 123(R) on January 1, 2006, the company’s net loss for the period ended March 31, 2006, is $846,000 higher than if it had continued to account for share-based compensation under Opinion 25. Both basic and diluted loss per share for the period ended March 31, 2006 would have been $0.24 if the company had not adopted Statement 123(R), compared to reported basic and diluted loss per share of $0.27. Stock-based employee compensation costs capitalized into inventory and charged against the forward loss contingency were $7,000 and $7,000, respectively.
          As of March 31, 2006, total unrecognized compensation costs related to non-vested awards of $10.9 million is expected to be recognized over a weighted average period of approximately 2.81 years.

          Under SFAS 123R, we estimate the fair value of stock options at the date of grant using the Black-Scholes option valuation model. Expected volatility is based on trading activity of the Company since the business combination between Solexa Limited and Lynx Therapeutics, Inc. and that of certain comparable companies in our industry. The Company uses an estimate of the expected life based on the weighted-average difference between the vesting term and the contract term. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

Three Months Ended
March 31, 2006
Risk-free interest rate	4.83%
Expected volatility	88%
Expected life (in years)	6.04
Expected dividend yield	0%
           Prior to the adoption of SFAS 123R, we applied SFAS 123, amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148), which allowed companies to apply the existing accounting rules under APB 25, “ Accounting for Stock Issued to Employees”, and related Interpretations. Periods prior to the adoption of 123R have not been restated. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in our net income (loss) for period prior to the adoption of SFAS 123R. AS required by SFAS 148 prior to the adoption of SFAS 123R, we provided pro forma net loss and pro forma net loss per share disclosures for stock-based awards, as if fair-value-based method defined in SFAS 123 had been applied.
           The following table illustrate the effect on net loss after tax and net loss per share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three month period-ended March 31, 2005 (in thousands, except per share amounts):

Three Months Ended
March 31, 2005
Net loss, as reported	$(5,782)
Add: Stock-based employee compensation as reported	13
Deduct: Stock-based employee compensation as if fair value method applied to all awards	(14)

Net loss, pro forma as if fair value method applied to all awards	$(5,783)

Basic and diluted net loss per share, as reported	$(0.96)

Basic and diluted net loss per share, pro forma as if fair value method applied to all awards	$(0.96)

          For the three months ended March 31, 2006, the only stock option plan under which the Company awarded new grants to employees was the 2005 Equity Incentive Plan. The 2005 Equity Incentive Plan awards generally vest either ratably over four years of service or one quarter at the end of the first year and then ratably over the following three years of service and have a contractual life of 10 years. At March 31, 2006, the Company has 366,534 shares available for grant under the 2005 Equity Incentive Plan. Option transactions under all the Company plans during the quarter ended March 31, 2006 are summarized as follows:

			Weighted-
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate Intrinsic
	Shares	Exercise	Term	Value
	(In thousands)	Price_	(In years)	(In thousands)
Outstanding at December 31, 2005	3,090,308	$6.15
Granted	497,500	9.17
Exercised	(14,211)	6.84
Forfeited	(51,373)	6.28

Outstanding at March 31, 2006	3,522,224	$6.57	8.82	$14,782

Exercisable at March 31, 2006	1,104,937	$7.39	7.80	$5,596

     The weighted average fair value of options granted during the three months ended March 31, 2006 was $6.87. The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of options exercised during the three months ended March 31, 2006, was $44,500.
     Cash received from options exercised during the three months ended March 31, 2006 was approximately $97,000. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.
     The following table summarizes additional information about options outstanding at March 31, 2006:

		Weighted		Options Exercisable
	Number	Average		Number
	Outstanding	Remaining	Weighted	Exercisable	Weighted
	As of	Contractual	Average	As of	Average
Range of Exercise Prices	3/31/06__	Term	Exercise Price	3/31/06	Exercise Price
$1.28 — $2.31	487,110	8.18	$1.41	218,500	$1.48
$2.32 — $4.38	324,545	5.83	$4.18	308,351	$4.18
$4.39 — $6.39	2,098,900	9.29	$6.10	487,367	$6.19
$6.40 — $10.78	601,989	9.39	$9.07	81,623	$8.73
$10.79 — $21.56	3,286	5.97	$20.05	2,702	$20.06
$21.57 — $70.00	714	1.02	$70.00	714	$70.00
$70.01 — $220.50	3,895	3.34	$204.95	3,895	$204.95
$220.51 — $1,074.50	1,785	3.90	$1,074.50	1,785	$1,074.50

$1.28 — $1,074.50	3,522,224	8.82	$6.57	1,104,937	$7.39

5. Balance Sheet Accounts
     Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Raw materials	$176	$213
Work in process	691	541

	$867	$754

     Other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Prepaid expenses	$924	$544
Research and development tax credit receivable	2,218	1,789
Other receivables	350	89

	$3,492	$2,422

     Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Leasehold improvements	$3,536	$3,500
Laboratory and other equipment	6,392	6,288

	$9,928	$9,788
Less accumulated depreciation and amortization	(5,947)	(5,410)

	$3,981	$4,378

6. Forward Loss Contingency
     In our genomics services business, we enter into service contracts to provide genetic analysis on samples provided to us by customers. If management considers it probable that performance on the contract will result in a loss and this loss can be reasonably estimated, a loss reserve is recorded.
     Changes in the forward loss reserves during the three months ended March 31, 2006 and 2005 were as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Balance at beginning of year	$1,028	$—
Loss experienced on completed samples	(669)	—
Reversal of forward loss accrual for completed contracts	(72)	—
Change in forward loss estimate	77	—

Balance at March 31	$364	$—

     In addition, we recorded $207,000 in cost of service revenue during the three months ended March 31, 2006 for the cost of samples in excess of our estimates at the beginning of the quarter.
7. Comprehensive Loss
     The following are the components of comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net loss	$(9,333)	$(5,260)
Currency translation	116	(9)

Comprehensive loss	$(9,217)	$(5,269)

8. Commitments and Contingencies
     We lease facilities and certain equipment under non-cancelable operating leases with various expiration dates through 2008. Future minimum lease payments under non-cancelable operating leases as of March 31, 2006 are as follows (in thousands):

Operating
Leases
Remainder of 2006	$2,394
2007	3,286
2008 and thereafter	3,250

Total minimum payments	$8,930

9. Stockholders’ Equity
     On November 18, 2005, Solexa entered into an agreement to issue to 10.0 million shares of common stock at $6.50 per share and five-year warrants to purchase approximately 3.5 million shares of common stock at an exercise price of $7.50 per share. On November 23, 2005, pursuant to the agreement, Solexa issued approximately 3.9 million shares of common stock and warrants to purchase approximately 1.3 million shares of common stock, receiving net proceeds of $23.3 million. Following receipt of stockholder approval, Solexa issued on January 19, 2006 approximately 6.1 million shares of common stock and warrants to purchase approximately 2.2 million shares of common stock, receiving net proceeds of approximately $37.8 million. In aggregate, Solexa raised a total of approximately $61.1 million, net of issuance costs.

     In January 2006, the Company issued 13,042 shares of common stock from the 2005 Equity Incentive Plan to members of the Board of Directors in lieu of board fees accrued. The related expense had been recognized in 2005 in the approximate amount of $140,000.
     In January 2006, the Company issued 24,580 shares of common stock to Silicon Valley Bank in a net exercise of warrants to purchase 59,999 shares of common stock. No proceeds were received by the Company as a result of this net exercise.
     During the three months ended March 31, 2006, the Company issued 251,861 shares of common stock for total cash consideration of $1,260,000 from the exercise of warrants.
     During the three months ended March 31, 2006, the Company issued 14,211 shares of common stock for total cash consideration of $97,000 from the exercise of employee stock options.
10. Goodwill and Intangible Assets
     Goodwill is not being amortized but is tested for impairment annually, as well as when an event or circumstance occurs indicating a possible impairment in value.
     Intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Purchased technology	$4,164	$4,143
Accumulated amortization	(763)	(633)

Intangible assets, net	$3,401	$3,510

     All intangible assets are being amortized using a straight-line method over their estimated useful lives. Purchased technologies have been assigned useful lives of between 7 and 10 years (with a weighted average remaining life of approximately 8.6 years). Amortization expense related to identifiable intangible assets for the three months ended March 31, 2006 and 2005 was approximately $130,000 and $89,000, respectively.
     Estimated future amortization expense of intangible assets is as follows (in thousands):

2006 (Remaining 9 months)	$397
2007	531
2008	531
2009	530
2010	481
Thereafter	931

$3,401

11. Income Tax Benefit
     We maintained a full valuation allowance on our deferred tax assets as of March 31, 2006. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“ SFAS No. 109”), which requires an assessment of both positive and negative evidence of possible sources of taxable income and then a determination of whether it is more likely than not that deferred tax assets are recoverable. This assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred by us in recent years represented sufficient negative evidence under SFAS No. 109, and, accordingly, a full valuation allowance was recorded against deferred tax assets. We intend to maintain a full valuation allowance on the deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

     Our tax provision benefit was $411,000 for the three months ended March 31, 2006, compared to zero for the three months ended March 31, 2005. This tax benefit results from our estimate of that portion of the annual refundable research credits for 2006 allowed by the United Kingdom Inland Revenue which is attributable to the three months ended March 31, 2006.
12. Pension Plans
     We operate a defined contribution group personal pension plan for substantially all of our United Kingdom employees and a 401(k) Plan, also a defined contribution plan for the employees in the Unites States. Pursuant to the 401(k) Plan, employees in the United States may elect to reduce their current compensation by up to 25% (subject to an annual limit prescribed by the Internal Revenue Code) and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional contributions to the 401(k) Plan by us on behalf of all participants in the 401(k) Plan. Company contributions to the plans totaled $133,000 and $100,000 for the three months ended March 31, 2006 and 2005, respectively.
13. Subsequent Event
     In April 2006, Solexa, Ltd. entered into an additional facilities lease for our United Kingdom operations. The lease is for approximately 7,000 square feet which we expect to use for both office and research and development use. The lease term is through July 12, 2008 with total rent and common area charges of approximately $560,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and our 2005 audited financial statements and notes thereto included in our Form 10-K filed on March 31, 2006.
     Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may occur in future periods.
     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. When used herein, the words “believe,” “anticipate,” “expect,” “estimate” and imilar expressions are intended to identify such forward-looking statements. There can be no assurance that these statements will prove to be correct. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors which are difficult to forecast and can materially affect our quarterly or annual operating results. Please see Part II. Item 1A “Risk factors”. We undertake no obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.
Overview
We are in the business of developing and commercializing genetic analysis technologies. We currently generate service revenues in our genomics services business from processing biological samples supplied to us by customers using our MPSS™ technology. We intend to discontinue providing MPSS services in 2006. We are currently developing and preparing to commercialize the Solexa Genome Analysis System, which performs DNA sequencing based on our proprietary reversible-terminator Sequencing-by-Synthesis, or SBS, chemistry and our Clonal Single Molecule Array™ technology. This instrument platform is expected to perform a range of analyses, including whole genome resequencing, gene expression analysis and small RNA analysis. We believe that this technology, which can potentially generate over a billion bases of DNA sequence from a single experiment with a single sample preparation, will dramatically reduce the cost, and improve the practicality, of human resequencing relative to conventional technologies. We expect our first-generation instrument, the 1G Genome Analyzer, to enable human genome resequencing below $100,000 per sample, which would make it the first platform to reach this important milestone. We introduced the 1G Genome Analyzer to customers in 2005 and expect to begin shipping and recognizing revenues on instruments in 2006. Our longer-term goal is to further reduce the cost of resequencing a human genome to a few thousand dollars for use in a wide range of applications from basic research through clinical diagnostics.
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
     In connection with this business combination transaction, Lynx changed its name to Solexa, Inc. and its symbol to SLXA. Unless specifically noted otherwise, as used throughout these Consolidated Financial Statements, “Lynx Therapeutics” or “Lynx” refers to the business, operations and financial results of Lynx Therapeutics, Inc. prior to the business combination consummated on March 4, 2005, “Solexa Limited” refers to the business of Solexa Limited, a privately held United Kingdom company prior to the business combination, “Solexa” refers to the business of the combined company after the business combination, and “we” refers to either the business operations and financial results of Solexa Limited prior to the business combination or the business of the combined company after the business combination, as the context requires.

     As of March 31, 2006, we had an accumulated deficit of approximately $61.2 million. We expect to continue to incur net losses as we proceed with the commercialization and development of our technologies. The size of these losses will depend on the rate of growth, if any, in our revenues and on the level of our expenses. Our cash and cash equivalents have increased from $38.4 million as of December 31, 2005 to $68.8 million as of March 31, 2006, due to financing activities involving a private placement of shares of our common stock and warrants to purchase our common stock and warrant exercises, partially offset by cash used in operations.
     On November 18, 2005, we entered into a definitive agreement for a private placement of common stock and warrants to purchase common stock that raised approximately $23.3 million, net of expenses, in the fourth quarter of 2005. On January 19, 2006, we received the balance of net proceeds of approximately $37.8 million pursuant to this agreement. In aggregate, we raised a total of approximately $61.1 million net of issuance costs in connection with the two closings of the private placement.
     Prior to the business combination with Lynx, Solexa Limited was a development stage company with minimal revenue. As a result of the business combination, Solexa is no longer a development stage company. Until our instrument system is available for commercial use, our primary revenue source will be from our genomics services business based on MPSS technology, which had previously been conducted by Lynx Therapeutics. Lynx historically received, and we expect to continue to receive in the future, a significant portion of our genomics services revenues from a small number of customers. We intend to discontinue services based on MPSS in 2006 and are in the process of renegotiating our current MPSS customer contracts in order to provide these customers with services based on our SBS chemistry.
     Revenues from the genomics services business in each quarterly period have in the past, and could in the future, fluctuate due to: the level of service fees, which is tied to the price, number and timing of biological samples received from our customers, as well as our performance of the related genomics services on the samples; the timing and amount of any technology access fees and the period over which the revenue is recognized; the number, type and timing of new, and the termination of existing, agreements with customers; and the sale of instruments, reagents and other consumables, if any. In addition, our plans to introduce genomics services based on our next-generation technology and to discontinue MPSS-based services could adversely impact our genomics services revenues.
     We expect revenues from the sale of our genetic analysis systems to commence in 2006. We anticipate that systems revenues will fluctuate due to a number of factors, including: the level and timing of sales of instruments, reagents and other consumables and service contracts; the timing and ability of Solexa to manufacture or procure these items; the pricing and technical performance levels of our products; and the existence of competing genetic analysis systems.
     Our operating costs and expenses include cost of service revenue, research and development expenses, and sales, general and administrative expenses. Cost of service revenue includes primarily, the cost of direct labor, materials and supplies, outside expenses, equipment and overhead including instrument depreciation, as well as period spending on work-in-process samples that exceeds the expected revenue for those samples. Cost of service revenue in the first quarter of 2006 excludes amounts charged to a forward loss contingency that we established in the third quarter of 2005, of which $364,000 and $1.0 million remained outstanding at March 31, 2006 and December 31, 2005, respectively. We did not incur cost of service revenue until completion of the business combination transaction between Lynx and Solexa Limited.
     Research and development expenses include the cost of personnel, materials and supplies, outside expenses, equipment and overhead incurred by us in research and development related to our genetic analysis instrument systems and process development and improvements related to our genomics services business. Research and development expenses are expected to increase due to spending for ongoing technology development and implementation, including building additional instruments for internal use in research and development.

          Sales, general and administrative expenses include the cost of personnel, materials and supplies, outside expenses, equipment and overhead incurred by us primarily in our administrative, sales and marketing, legal and investor relations activities. Sales, general and administrative expenses are expected to increase in support of our research and development and commercial efforts.
Critical Accounting Policies and Estimates
          The preparation of our consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. The items in our financial statements requiring significant estimates and judgments include determining the useful lives of fixed assets for depreciation and amortization calculations, determining the fair value of goodwill and intangibles for impairment considerations, assumptions for valuing options and warrants, estimates of future losses for contracts in our genomics services business and assumptions for tax credits that we can claim for research and development activities. Actual results could differ materially from these estimates.
     Revenue
          Revenues are related principally to services that we perform on biological samples we receive from our customers. We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered and materials are delivered, the fee is fixed or determinable, and collectibility is reasonably assured. Should conditions cause management to determine these criteria have not yet been met, then any amounts billed to the customer are recorded as deferred revenue.
     Forward Loss Contingency
          In our genomics services business, we enter into service contracts to provide genetic analyses on samples provided to us by customers. If management considers it probable that performance on the contract will result in a loss and this loss can be reasonably estimated, a loss reserve is recorded. Management makes estimates of the costs to complete the applicable genetic analyses based on historical experience; expectations of the nature and volume of future samples; the proportion of fixed and variable costs; expectations with respect to production capacity, yields and efficiency in our genomics services business; expectations with respect to the timing and expense of implementing our next-generation technology in our genomics services business; the expected rate of adoption by current customers of our next-generation technology in lieu of MPSS to perform genetic analyses on their biological samples; and expectations of genomic services business sample volume as a whole, including both MPSS and our next-generation technology. If our assumptions or conditions change, the forward loss contingency will be adjusted accordingly.

     Inventory
          Inventory is stated at the lower of cost (which approximates first-in, first-out cost) or market. The balance at March 31, 2006 was classified as raw materials and work in process. Raw material inventories consist primarily of reagents and other chemicals utilized while performing genomics services. Work-in-process inventories consist of the accumulated cost of experiments not completed. Amounts in excess of the inventory’s net realizable value are charged to cost of service revenue or to the forward loss contingency reserve, as appropriate. Inventory used in providing genomics services and for reagent sales is charged to cost of service revenue when the related revenue is recognized. Reagents, chemicals and flow cells purchased for internal development purposes are charged to research and development expenses upon receipt or as consumed.
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
     Stock-based Employee Compensation
          Commencing January 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment”, which required us to expense the fair value of grants made under our equity incentive plans over the requisite service period. We adopted the “Modified Prospective Application” transition method, which does not result in the restatement of previously issued financial statements. Awards that were granted after January 1, 2006 were measured and non-cash employee compensation expenses were recognized in the condensed consolidated statements of operations in accordance with SFAS No. 123(R). In addition, the non-vested portion of awards as of January 1, 2006 also resulted in recognition of non-cash employee compensation expense. We recognize share-based employee compensation expense ratably over the vesting period of options, adjusted for the expected forfeiture rate.
          We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123R. SFAS 123R requires the use of subjective assumptions, including the options’ expected life and the price volatility of the underlying stock. The expected volatility is based on the Company’s trading activity since the business combination and that of comparable companies in our industry.
          In accordance with SFAS No. 123R, we recognized non-cash employee compensation expenses of approximately $846,000 or 7.65% of total operating costs and expenses for the three months ended March 31, 2006. The share-based employee compensation expenses for the three months March 31, 2006 were based on the fair values of 467,500 shares of options granted during the period, in addition to the fair value of approximately 1.8 million shares of options granted before January 1, 2006 which were unvested as of that date, net of the capitalized portion. The operating expenses discussed above include the following allocations of share-based compensation expense for the three months ended March 31, 2006 (in thousands):

Three Months Ended
March 31, 2006
Cost of service revenue	$6
Research and development	315
Sales, general and administrative	525

Non-cash stock-based employee compensation expense	$846

          Stock-based employee compensation costs capitalized into inventory and charged against the forward loss contingency during the three months ended March 31, 2006 were approximately $7,000 and $7,000, respectively.

Recent Accounting Pronouncements
          FASB Staff Position No. 123(R)-3 In November 2005, the FASB issued FASB Staff Position No. 123(R)-3 (“FSP FAS 123(R)-3”), “Transition Election to Accounting for Tax Effects of Share-Based Payment Awards.” This pronouncement provides an alternative method of calculating the excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS 123R. We have until November 2006 to make a one-time election to adopt the transition method. We are currently evaluating FSP FAS 123(R)-3 and whether to make this election. This one-time election will not affect operating loss or net loss.
Results of Operations
     Revenues
          Revenues for the three months ended March 31, 2006 were approximately $768,000, compared to revenues of $605,000 for the three months ended March 31, 2005. The increase in revenue of $163,000 was primarily due to revenue generated by the genomics service business subsequent to the business combination of Lynx and Solexa Limited. The three months ended March 31, 2005 only included the genomics service business revenue of Lynx from March 5 through March 31, 2005. We had been a development stage company prior to that time. We have experienced variability from period to period in revenues attributable to our genomics services business based in part on the timing of receipt of biological samples, variability in outstanding contracts and the presence of non-service fee revenues, including sales of reagents and other consumables. We expect this variability to continue through 2006 and beyond.
          During the remainder of 2006, we anticipate beginning to perform genomics services using our SBS reversible terminator chemistry and Clonal Single Molecule Array technology and ceasing to perform MPSS experiments for customers. Our contract with E.I. du Pont de Nemours and Company has been amended to reduce the remaining maximum amount payable to Solexa to $1.5 million, of which a portion is related to the delivery of an instrument and related consumables and the balance to genomics services to be performed under the agreement. Our revenues could vary in 2006 and beyond due to interruptions in genomics services production until the new instrumentation is ready to be deployed in our genomics services business and as the new instrumentation is brought on line as well as due to variable customer demand until the new technology has demonstrated equivalence or superiority to the MPSS technology. During the remainder of 2006, we also anticipate the first deliveries to customers of our first-generation Solexa Genome Analysis Systems.
     Operating Costs and Expenses
          Total operating costs and expenses were approximately $11.1 million for the three months ended March 31, 2006, compared to $5.9 million for the three months ended March 31, 2005. The increase in operating costs for 2006 over 2005 is due primarily to increased operating costs following the business combination between Lynx and Solexa Limited, the expensing of stock-based compensation under SFAS 123R, increased material costs for research and development and increased professional fees for SEC reporting and compliance partially offset by the absence of costs related to execution of the business combination. The three months ended March 31, 2005 only included operating costs and expenses of Lynx from March 5 through March 31, 2005.
          Cost of Service Revenue. Cost of service revenue primarily reflects the cost of providing our genomics services, including a reserve for future loss contingencies, direct labor, materials and supplies, outside expenses, equipment and overhead, including instrument depreciation. In addition, we include in cost of service revenue period spending on work-in-process samples that exceeds the expected revenue for those samples. For the three months ended March 31, 2006, cost of service fees were $912,000, compared to $540,000 for the three months ended March 31, 2005. Cost of service revenue increased $372,000 as a result of the addition of revenue from the genomics services business of Lynx after completion of the business combination, charges for work-in process samples that exceed the expected revenue and charges for stock-based compensation.

     Cost of service revenue is net of amounts charged to a future loss contingency that we recorded in the third quarter of 2005 for future loss contingencies with respect to existing service fee contracts. At March 31, 2006, the forward loss contingency which remained on the balance sheet was $364,000. We update this reserve based on an evaluation of contracts with samples performed at a loss; an assessment of our future obligations under these contracts; and a range of forecast assumptions for our future performance of these obligations, including but not limited to the timing of sample receipt, genomics services business sample volume as a whole, our plans to cease operation of our MPSS technology and to deploy our next-generation technology, and operating efficiencies. This reserve may vary in future periods due to additional data on our costs to process these samples; expectations of the nature and volume of future samples; the proportion of fixed and variable costs; expectations with respect to production capacity, yields and efficiency in our genomics services business; expectations with respect to the timing and expense of implementing our next-generation technology in our genomics services business; the expected rate of adoption by current customers of our next-generation technology in lieu of MPSS to perform genetic analysis on their biological samples; and expectations of the genomic service business sample volume as a whole, for both MPSS and our next-generation technology.
     At the time that we begin to perform genomics services using our next-generation technology, we anticipate that our material and labor costs per sample may decline; however, we could experience periods of higher spending in the event we process samples using both the older MPSS and the new technology in parallel and we experience efficiency levels below expectations as we work with the new technology.
     We expect cost of goods sold to increase in the future from zero at present as we initiate the manufacturing of our next-generation instrument and associated consumables. These costs will include personnel, materials and overhead. We anticipate that production activities will take place both in the US and the UK in the remaining months of 2006.
     Research and Development Expenses. Research and development expenses were approximately $6.3 million for the three months ended March 31, 2006, compared to $3.0 million for the three months ended March 31, 2005. The $3.3 million increase in research and development expenses was primarily due to increases in personnel and related expenses resulting from the business combination, increases in material expenses, particularly our spending on components for the production of instrument prototypes based on the new technology and charges for stock-based compensation.
     We expect research and development expenses to increase in the future as we continue product development efforts for our next-generation genetic analysis instrument system, build and operate a fleet of instruments for internal R&D projects, including our plan to sequence a human genome in 2006, and build out additional leasehold improvements.
     We cannot reasonably estimate the timing and costs of our research and development programs due to the risks and uncertainties associated with developing a novel genetic analysis instrument system and subsequent improvements. We expect that there will be significant additional work required to optimize the instrument and consumable portions of the system to achieve target performance levels even after we begin to ship and recognize revenue on the sale of our next-generation instrument system. Furthermore, we anticipate continued spending on research and development related to future-generation systems and to additional applications of our genetic analysis instrument systems.
     Sales, General and Administrative Expenses. Sales, general and administrative expenses were approximately $3.8 million for the three months ended March 31, 2006, compared to $2.3 million for the three months ended March 31, 2005. The increase of $1.5 million in sales, general and administrative spending was primarily due to increased operating costs following the business combination due both to the business combination and to subsequent recruiting, including increased personnel and related expenses; increased professional fees related to SEC compliance; and charges for stock-based compensation.

          We expect sales, general and administrative expense to increase in the near future as we hire increased personnel to support the commercialization of our next-generation genetic analysis instrument system and to increase non-personnel sales and marketing spending, including but not limited to promotional materials and activities, market research, travel and training. We expect to hire sales and marketing personnel, including salespeople, application specialists and field service and customer service/technical support personnel. We may need to establish additional places of business in conjunction with this hiring.
     Interest Income
          Interest income for the three months ended March 31, 2006 was $655,000, compared to $136,000 for the three months ended March 31, 2005. The increase in interest income of $519,000 was primarily due to increased amounts of cash and cash equivalents as a result of sales of our common stock in private placement transactions.
     Interest Expense
          Interest expense was approximately $156,000 for the three months ended March 31, 2006, compared to $132,000 for the three months ended March 31, 2005. Interest expense is related principally to the business combination, including the assumption of an idle facility that had been written off prior to the business combination and for which a portion of the rental payments are treated as interest expense and the assumption of $3.0 million of Lynx’s note obligations.
     Income Tax Provision (Benefit)
          We maintained a full valuation allowance on our deferred tax assets as of March 31, 2006. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires an assessment of both positive and negative evidence of possible sources of taxable income and then a determination of whether it is more likely than not that deferred tax assets are recoverable. This assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred by us in recent years represented sufficient negative evidence under SFAS No. 109, and, accordingly, a full valuation allowance was recorded against deferred tax assets. We intend to maintain a full valuation allowance on the deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.
          Our tax provision benefit was approximately $411,000 for the three months ended March 31, 2006, compared to zero for the three months ended March 31, 2005. This tax benefit results from our estimate of that portion of the annual refundable research credits for 2006 allowed by the United Kingdom Inland Revenue which is attributable to the three months ended March 31, 2006.
Liquidity and Capital Resources
          Cash and cash equivalents increased from approximately $38.4 million as of December 31, 2005 to approximately $68.8 million as of March 31, 2006.
          Operating Activities. Net cash used in operating activities was approximately $8.5 for the three months ended March 31, 2006 as compared to $5.1 million for the three months ended March 31, 2005. Increase in cash used in operating activities resulted primarily from increases in our net loss, partially offset by increases in stock-based compensation expense and depreciation and amortization expense.
          Investing Activities. Net cash used in investing activities was approximately $341,000 for the three months ended March 31, 2006, compared to $818,000 for the three months ended March 31, 2005. Decreased net cash used in investing activities was primarily due to the absence of cash expenses incurred in the business combination and to the reduction in capital expenditures.

     Financing Activities. Net cash provided by financing activities was approximately $39.1 million for the three months ended March 31, 2006, compared to net cash used by financing activities of $2,000 for the three months ended March 31, 2005. Net cash provided by financing activities in the three months ended March 31, 2006 consisted of $37.8 million received pursuant to a private placement of common stock and warrants to purchase common stock, net of related financing costs, and proceeds from the exercise of stock options and warrants.
     On November 18, 2005, we entered into an agreement to issue to private investors 10.0 million shares of common stock at $6.50 per share and five-year warrants to purchase approximately 3.5 million shares of common stock at an exercise price of $7.50 per share. On November 23, 2005, pursuant to the agreement, we issued approximately 3.9 million shares of common stock and warrants to purchase approximately 1.3 million shares of common stock, receiving net proceeds of $23.3 million. Upon receipt of stockholder approval, we issued on January 19, 2006 approximately 6.1 million shares of common stock and warrants to purchase approximately 2.2 million shares of common stock, receiving net proceeds of approximately $37.8 million. In aggregate, we received a total of approximately $61.1 million, net of issuance costs.
     Operating Capital Requirements. We plan to use available funds for ongoing commercial, research and development and related general sales and administrative activities, working capital, capital expenditures and other general corporate purposes. We expect our capital investments during 2006 to be approximately $3.1 million and to consist primarily of expenditures for capital equipment required in the normal course of business, for the introduction of our Solexa Genome Analysis System and for leasehold improvements.
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
     Solexa Limited incurred net losses each year since its inception in 1998 through March 4, 2005, the date on which the business combination transaction with Lynx was consummated, and we have continued to incur net losses since that time. As of March 31, 2006, we had an accumulated deficit of $61.2 million. Net losses may continue for the next several years as we proceed with the development and commercialization of our technologies. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses.
     We believe that our cash balances at March 31, 2006 will be sufficient to meet our projected working capital and other cash requirements through at least the next twelve months. However, there can be no assurance that future events will not require us to seek additional borrowings or capital and, if so required, that such borrowing or capital will be available on acceptable terms.
     Contractual Obligations and Commitments. We have long-term, non-cancelable building and equipment lease commitments. Future payments due under building leases and other contractual obligations as of March 31, 2006 (in thousands):

		Less than
	Total	1 year	1-3 years
Equipment loan	$72	$33	$39
Operating leases	8,858	3,182	5,676

Total	$8,930	$3,215	$5,715

     Off-Balance Sheet Arrangements. At March 31, 2006 and December 31, 2005, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Financial Risk Management
     We are exposed to various market risks, including changes in foreign currency exchange rates. Our United Kingdom subsidiary’s assets are held in the U.K. pound, its functional currency. Its accounts are translated from the U.K. pound to the U.S. dollar using the current exchange rate in effect at the balance sheet date, for most balance sheet accounts excluding principally certain intercompany and equity accounts, and using the average exchange rate during the period, for revenues and expense accounts. Additionally, approximately 7% of our revenue for the three months ended March 31, 2006 was from foreign countries. All of our sales are denominated in U.S. dollars or U.K. pounds. As a result, we are exposed to risks associated with foreign exchange rate fluctuations. To date, we have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions between our subsidiary and us.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Based on their evaluation as of March 31, 2006, our Chief Executive Officer and Vice President and Chief Financial Officer have concluded that, as a result of the material weakness discussed below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective in providing reasonable assurance that the information required to be disclosed by us in this report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of March 31, 2006, management has determined a material weakness exists in our ability to maintain effective controls over the application of generally accepted accounting principles (“GAAP”) related to the financial reporting process. We currently have limited financial personnel and they do not possess sufficient depth, skills and experience to ensure that all transactions are accounted for in accordance with GAAP. Additionally, we have insufficient formalized procedures to assure that transactions receive adequate review by accounting personnel with sufficient technical accounting expertise.
     The ineffective control over the application of GAAP related to the financial reporting process could result in a material misstatement to our annual or interim financial statements that may not be prevented or detected. As a result, management has determined that this control deficiency constituted a material weakness in internal controls over financial reporting as of March 31, 2006.

Changes in Internal Controls over Financial Reporting
     We are recruiting additional finance and accounting personnel to fill multiple open positions in our finance organization. During the second quarter of 2005 we hired a controller, who departed in April 2006. Her duties are currently being performed by a consultant, who is serving as an interim finance director. During the first quarter of 2006, we implemented a new companywide automated accounting system and contracted for additional temporary and consulting personnel resources. In addition, we are in the process of reviewing our control procedures surrounding monthly account reconciliations, support for manual journal vouchers and the review of the monthly close to determine any additional steps necessary to remediate the material weaknesses.
     Except as discussed above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
     We are not a party to any material legal proceedings.
Item 1A. Risk Factors.
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
     We have incurred net losses each year since our inception, including a net loss for the three months ended March 31, 2006. As of March 31, 2006, we had an accumulated deficit of approximately $61.2 million. Net losses may continue for the next several years as we proceed with the development and commercialization of our technologies, including the Solexa Genome Analysis System. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, or decline in revenues and on the level of expenses. Research and development expenditures and sales, general and administrative costs have exceeded revenues to date, and we expect these expenses to increase in the future. We will need to generate significant revenues to achieve profitability, and even if we are successful in achieving profitability, there is no assurance we will be able to sustain profitability.
If we are unable to successfully develop and commercialize our new products, we will not be able to increase our revenues or become profitable.
     We set out to develop new DNA sequencing technologies, and we are now using those technologies to develop new genetic analysis instruments, consumables and services. If our strategy does not result in the development of products, including our 1G Genome Analyzer, that we can commercialize in a timely manner, we will be unable to generate significant revenues. Furthermore, there is no guarantee that we will be able to sell our instruments and consumables on terms that will generate profits or positive cash flow. Although we have developed DNA sequencing instruments that we currently use in providing gene expression services to customers, these instruments are based on the MPSS technology developed by Lynx rather than the new technologies currently under development. We cannot be certain that we will successfully develop any new products, including our 1G Genome Analyzer, in a timely manner, or that the new products will receive commercial acceptance, in which case we may not be able to increase or maintain our revenues or become profitable.
     We have articulated aggressive business and technical objectives for 2006, including our expectation of recognizing revenue on sales of our 1G Genome Analyzer beginning in the second quarter of 2006; launching a number of applications to be run on the Solexa Genome Analysis System in 2006; and sequencing the human genome in 2006. We will need to overcome significant challenges to achieve these milestones in the designated timeframes, including continuing to improve the technical performance of our system; obtaining customer acceptance of our products; and producing and implementing a number of 1G Genome Analyzers at both our U.K. and California sites. Failure to accomplish these objectives, or to accomplish them within the articulated timeframes, could cause our stock price to decline or to be come more volatile.

Our technology platform is at the development stage and is unproven for market acceptance.
     While our MPSS technology has been commercialized and is currently in use for certain kinds of genetic analysis, including gene expression and small RNA analysis, we are developing our SBS reversible-terminator chemistry and our Clonal Single Molecule Array technology to perform similar genetic analyses as well as to sequence the DNA of genomes and of individual genes and genomic regions. These technologies are still in development, and we may not be able to successfully complete development of these technologies or commercialize them. Our success depends on many factors, including:
•	technical and economic performance of our technologies in relation to competing technologies;

•	acceptance of our technology in the marketplace;

•	our ability to establish an instrument manufacturing capability, or obtain instruments from another manufacturer; and

•	our ability to manufacture reagents and other consumables, or obtain licenses to resell reagents and other consumables.
     You must evaluate us in light of the uncertainties and complexities affecting an early stage genetic analysis systems company. The application of our technologies is at too early a stage to determine whether they can be successfully implemented within our targeted timeframe, for our targeted applications or at our targeted technical and economic performance levels. Our technologies also depend on the successful integration of independent technologies, each of which has its own development risks. We anticipate that, if our technology is able to successfully reduce the cost of genetic analysis relative to existing providers, our technology may be able to displace current technology as well as to expand the market for genetic analysis to include new applications that are not practical with current technology. The current focus of many of our potential customers performing DNA sequencing is on candidate region, candidate gene and de novo sequencing, rather than on whole genome resequencing. Furthermore, although we believe our system should be suitable for resequencing large and complex genomes, there is no single technique that can be used to resequence the entire genome of a human. Instead, scientists need to combine several techniques to address complex structures such as long repeat sequences. One example of such a technique is paired-end reads. We anticipate developing over time additional techniques, such as paired-end reads, for use with our system.
     Our inability to sequence an entire human genome may limit our market. Many of our potential customers must, in turn, demonstrate to governmental and other funding sources that our technology has been successfully developed before they can make substantial purchases of our products. There is no guarantee, even if our technology can reduce the cost of genetic analysis relative to existing approaches, that we will be able to induce customers with installed bases of conventional genetic analysis instruments to purchase our system or that we will be able to expand the market for genetic analysis to include new applications. Furthermore, if we are only able to successfully commercialize our genetic analysis systems as a replacement for existing technology, we may face a much smaller market than we currently anticipate.
We have limited experience in sales, marketing and field support and thus may be unable to commercialize our genetic analysis instrument systems and services.
     Our ability to achieve profitability depends on attracting customers for our genetic analysis instrument systems and services. There are a limited number of research institutes and pharmaceutical, biotechnology and agricultural companies that are potential customers for our products and services. To market and sell our products, we intend to develop a sales and marketing group with the appropriate technical expertise. We are currently conducting a search for an executive to run our field organization, including sales, field application support and field service. We may not successfully build such a field organization. In addition, we may seek to enlist a third party to assist with sales and distribution globally, in certain regions of the world or for certain applications. In addition, if we are successful in achieving market acceptance for our new genetic analysis instruments, we will need either to build internal capabilities to install and maintain instruments at customer sites, to assist customers with the experiments that they intend to conduct using our instruments and to train customers on the use of our instruments, or to contract with one or more partners to do so on our behalf. There is no guarantee, if we do seek to enter into such arrangements, that we will be successful in attracting one or more desirable sales and distribution partners, or that we will be able to enter into such arrangements on favorable terms. If our sales, marketing, field application support and field service efforts, or those of any third-party sales and distribution partner, are not successful, our technologies and products may not gain market acceptance, which could materially impact our business operations. Any delay in establishing or inability to expand our sales, marketing and field support capacity could hurt our business.

We will need to develop manufacturing capacity either by ourselves or with a partner.
     If we are successful in achieving market acceptance for our new genetic analysis instruments, we will need either to build internal manufacturing capacity for instruments, flow cells and reagents, or to contract with one or more manufacturing partners. We are currently using personnel from our research and development and genomics services groups and consultants to address manufacturing and outsourcing, and we are conducting a search for an executive to manage these operations. There is no assurance that we will be able to build manufacturing capacity internally, or to contract with a manufacturing partner, in order to meet both the volume and quality requirements necessary to be successful in the market. Any delay in establishing or inability to expand our manufacturing capacity could hurt our business.
Our current business model is unproven and different from our former business model.
     Our current business model is based primarily on the planned sales of genetic analysis instruments and of reagents and other consumables and services to support customers in their use of that equipment. Alternative commercial arrangements may take the form of equipment leases, equipment placements and collaborations with customers at academic, government and commercial labs, among others.
     Lynx’s historical business model, which we have continued since the business combination, was based on providing genomics services using our MPSS technology and supplying customers with DNA sequences and other information that resulted from experiments. A change in emphasis from our former business model has caused some current and prospective customers of our genomics services business to delay, defer or cancel purchasing decisions with respect to new or existing agreements. There is no assurance that we will be successful in changing the emphasis of our business model from providing genomics services to selling instruments, consumables and support services to new or existing customers. We intend to discontinue providing MPSS based services in 2006 and are in the process of renegotiating our current MPSS customer contracts in order to provide those customers with services based on our new SBS technology. We have entered into new or amended agreements with some of our existing customers providing for the transition from MPSS-based services to SBS-based services. There is no guarantee, however, that all of our customers will migrate to the new technology platform once it is commercialized or that our genomics services business will generate positive cash flow or become profitable.
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
     We cannot be certain that additional capital will be available when and as needed or that our actual cash requirements will not be greater than anticipated. If we require additional capital at a time when investment in biotechnology companies or in the marketplace in general is limited due to the then prevailing market or other conditions, we may not be able to raise such funds at the time that we desire or any time thereafter. If we are unable to obtain financing on terms favorable to us, our stockholders may experience significant dilution, we may be unable to execute our business plan, and we may be required to cease or reduce development or commercialization of our products, sell some or all of our technology or assets or merge with another entity.

We currently depend on a small number of genomics services customers for substantially all our revenues.
     Our strategy for the commercialization of our technologies includes entering into customer agreements in which we provide genomics services to research institutes and pharmaceutical, biotechnology and agricultural companies. Our genomics services business currently generates substantially all of our revenues. After we have developed the Solexa Genome Analysis System, it is our intention to deploy these systems over time to replace the MPSS-based instruments currently used in our genomics services business. If we are successful in commercializing our genetic analysis instrument systems, we anticipate continuing to provide genomics services after the commercial launch in order to meet particular customer requirements and to support the marketing of our instruments by, for example, allowing potential systems customers to understand how our instrumentation performs on their samples of interest. We have entered into new or amended agreements with some of our existing customers providing for the transition from MPSS-based services to SBS-based services. There is no guarantee, however, that all of our customers will migrate to the new technology platform once it is commercialized or that our genomics services business will generate positive cash flow or become profitable.
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
Capacity reduction in our genomics services business could increase our losses.
     Our genomics services business utilizes proprietary MPSS instruments and information systems. In addition, the MPSS process is lengthy and complex. These instruments, systems and work processes are subject to intermittent failures. Any production stoppages or yield reductions due to these factors or otherwise could reduce the number of samples we are able to process and the revenues we recognize, could delay our intended termination of MPSS activities in 2006 and could increase our losses.
The sales cycle for our genomics services business is lengthy, and we may spend considerable resources on unsuccessful sales efforts or may not be able to enter into agreements on the schedule we anticipate.
     Our ability to obtain customers for our technologies and products depends in significant part upon the perception that our technologies and products can help reduce the costs or accelerate the timing of drug discovery and development, diagnostics and genomics efforts. The sales cycle for our genomics services business is typically lengthy, in many cases nine months or more, because we need to educate our potential customers and to sell the benefits of our services to a variety of constituencies within such entities. In addition, we may be required to negotiate agreements containing terms unique to each customer. We may expend substantial funds and management effort without any assurance that we will successfully sell our technologies and products. Actual and proposed consolidations of pharmaceutical companies have negatively affected, and may negatively affect, the timing and progress of our sales efforts.
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

     In our genomics services business, we face, and will continue to face, competition primarily from biotechnology companies, such as Affymetrix, Inc., the Agencourt Biosciences business of Beckman Coulter, Inc., Celera Genomics Group, Gene Logic, Inc., academic and research institutions and government agencies, both in the United States and abroad. Our competitors are using a variety of gene expression analysis methodologies, including chip-based systems, to attempt to identify disease-related genes and to perform clinical diagnostic tests. In addition, a number of companies offer DNA sequencing equipment or consumables, including Applera Corporation, Beckman Coulter, Inc., the Amersham Biosciences business of General Electric and Roche Diagnostics in partnership with 454 Corporation. Furthermore, a number of other companies and academic groups are in the process of developing novel techniques for DNA sequencing. These companies include, among others, Agencourt Personal Genomics, Genizon, Genovoxx, Helicos Biosciences, LI-COR, Lucigen, Microchip Biotechnologies, Pacific Biosciences, Perlegen, Shimadzu Biotech and Visigen. A number of companies offer gene expression equipment including Affymetrix, Inc., Agilent Technologies, Applera Corporation, and Illumina, Inc. In order to successfully compete against existing and future technologies, we will need to demonstrate to potential customers that our technologies and capabilities are superior to those of our competitors.
     Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Rapid technological development by others may make our technologies and future products obsolete.
     Any products that are developed based on our technologies will compete in highly competitive markets. Competitors may be more effective at using their technologies to develop commercial products than us. Moreover, some of our competitors have, and others may, introduce novel genetic analysis platforms before we do which, if adopted by customers, could eliminate the market for our new genetic analysis systems. Furthermore, our competitors may obtain intellectual property rights that would limit the use of our technologies or the commercialization of diagnostic or therapeutic products using our technologies. As a result, our competitors’ products or technologies may render our technologies and products obsolete or noncompetitive.
     Furthermore, our competitors may combine operations through merger, acquisition, licensing, distribution arrangements, partnerships and other activities. Such arrangements may give our competitors advantages they did not previously have and lead to even more intense competition.
If management is unable to effectively manage the increasing size and complexity of our organization, our operating results will suffer.
     As of May 1, 2006, our 61 U.S. employees are based in Hayward, California and the 62 employees of Solexa Limited, a subsidiary, are based near Cambridge, United Kingdom. We plan to hire additional personnel at both sites. As a result we face challenges inherent in efficiently managing and coordinating the activities of our increasing number of employees located in different countries, including the need to implement appropriate systems, financial controls, policies, standards, benefits and compliance programs. The inability to successfully manage a growing and internationally diverse organization could hurt our business, and, as a result, the market price of our common stock could decline.
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

     Currently, most of our employment arrangements with our employees and consultants in the United Kingdom and lease agreements for our facilities in Cambridge, United Kingdom provide for payment in British pounds. Increases in the value of the British pound relative to the Unites States dollar will increase our expenses related to our operations in the United Kingdom, which could harm our business in the future and reduce the market for our common stock. To date, we have not engaged in any currency hedging activities, although we may do so in the future.
We could lose key personnel, which could materially affect our business and require us to incur substantial costs to recruit replacements for such lost personnel.
     Any of our key personnel could terminate their employment with us, sometimes without notice, at any time. John West, our Chief Executive Officer, in particular, is a key member of our management team. We are also highly dependent on the principal members of our scientific and commercial staff. The loss of any of these persons’ services might adversely impact the achievement of our commercial objectives. In addition, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. There is currently a shortage of skilled executives and employees with technical expertise in our industry, and this shortage may continue. As a result, competition for skilled personnel is intense, and turnover rates are high. Competition for experienced scientists from numerous companies, academic and other research institutions may limit our ability to attract and retain new or current personnel.
If we fail to adequately protect our proprietary technologies, third parties may be able to use our technologies, which could prevent us from competing in the genomic analysis instrument and genomics services market.
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
     Our commercial success depends in part on our ability to avoid infringing patents and proprietary rights of third parties and not breaching any licenses that we have entered into with regard to our technologies. Other parties have filed, and in the future are likely to continue to file, patent applications covering imaging, image analysis, fluid delivery, DNA arrays on solid surfaces, chemical and biological reagents for DNA sequencing, genes, gene fragments, the analysis of gene sequences, gene expression, DNA amplification and the manufacture and use of DNA chips or microarrays, which are tiny glass or silicon wafers on which tens or hundreds of thousands of DNA molecules can be arrayed on the surface for subsequent analysis. If patents covering technologies required by our operations are issued to others, we may have to rely on licenses from third parties, which may not be available on commercially reasonable terms, or at all.

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
     We anticipate purchasing, on a sole-source basis, certain components for our 1G Genome Analyzer and certain consumables used to operate and prepare samples to be run on the 1G Genome Analyzer. We are in the process of negotiating supply agreements for certain of these sole-source items. In addition, we currently purchase, on a sole-source basis, the flow cells and certain enzymes that are used in our MPSS services business.
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
We believe that we would be able to purchase alternative instrument components and consumables from other providers should the need arise, although we would likely incur additional expense and delay. Such additional expense and delay could be material and could harm our business in the short term.
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
     We believe that the market price of our common stock will remain highly volatile and may fluctuate significantly due to a number of factors. The market prices for securities of many publicly held, early-stage biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. For example, during the period from March 7, 2005 to March 31, 2006, the closing sales price of our common stock as quoted on the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market) and the Nasdaq National Market fluctuated from a low of $4.79 to a high of $17.00 per share. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The following factors and events may have a significant and adverse impact on the market price of our common stock:
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
     Under Section 302 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting. As of March 31, 2006, we did not maintain effective control over the application of GAAP related to the financial reporting process. This control deficiency could result in material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. Because of this material weakness, our management concluded that, as of March 31, 2006, we did not maintain effective internal control over financial reporting based on those criteria. Should we, or our independent registered public accounting firm, determine in future fiscal periods that we have additional material weaknesses in our internal controls over financial reporting, the reliability of our financial reports may be impacted, and our results of operations or financial condition may be harmed and the price of our common stock may decline. During the second quarter of 2005, we hired a US controller, who departed Solexa in April 2006. These duties are currently being performed by a consultant who is serving as an interim finance director.

We are required to recognize expense for stock based compensation related to employee stock options and employee stock purchases, there is no assurance that the expense we are required to recognize accurately measures the value of our share-based payment awards, and the recognition of this expense could cause the trading price of our common stock to decline.
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Accounting for Share Based Payments,” or SFAS 123R, which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. As a result, our operating results for the first quarter of 2006 contain, and for future periods will continue to contain, a charge for stock-based compensation related to employee stock options and employee stock purchases. The application of SFAS 123R requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Our employee stock options have certain characteristics that are significantly different from traded options, and changes in the subjective assumptions can materially affect the estimated value. Although the fair value of employee stock options is determined in accordance with SFAS 123R and Staff Accounting Bulletin No. 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
     Our adoption of SFAS 123R has had a material impact on our financial statements and results of operations, and we expect that this will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.
Our company’s officers, directors and their affiliated entities have substantial control over the company.
     As of May 1, 2006, our company’s executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 37% of the outstanding common stock of the company, including warrants and options exercisable within 60 days of May 1, 2006. These stockholders, if acting together, may be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other changes in corporate control.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On January 16, 2006, January 19, 2006, January 30, 2006 and March 8, 2006, we issued 71,043 shares, 50,000 shares, 24,580 shares and 130,818 shares of our common stock, respectively (collectively, the “Warrant Shares”), pursuant to the exercise of warrants to purchase our common stock (the “Exercised Warrants”) held by certain of our investors and Silicon Valley Bank. The Warrant Shares were sold to accredited investors who, except for Silicon Valley Bank, were issued the Exercise Warrants in connection with a private placement transaction. 251,861 of the Warrant Shares were purchased for $1.3 million in cash, and 24,580 of the Warrant Shares were acquired by Silicon Valley Bank in a net exercise of the Exercised Warrants. The Warrant Shares were sold in reliance upon Regulation D, Rule 506 promulgated under the Securities Act of 1933, as amended. In connection with the purchase and issuance of the Exercised Warrants, each of the purchasers represented and warranted to us that it (a) is an “accredited investor,” (b) is financially sophisticated and able to protect its own interests, and (c) acquired the warrant for its own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof, except as otherwise may be permitted under applicable securities laws.
Item 4. Submission of Matters to a Vote of Security Holders.
At a Special Meeting of Stockholders held on January 17, 2006, our stockholders voted on the following matter:
Proposal I – Approval of the issuance of common stock and warrants to purchase common stock in connection with a financing transaction:

FOR	AGAINST	ABSTAIN	NO VOTE
21,507,517	24,433	841,957	7,587,158
Item 5. Other Information
     Under an amendment effective as of January 1, 2006, we modified the terms of our Services Agreement, dated December 31, 2003, with E.I. du Pont de Nemours and Company, to reduce the remaining maximum amount payable to us to $1.5 million, of which a portion is related to the delivery of an instrument and related consumables and the balance to genomics services to be performed under the agreement.
Item 6. Exhibits.
     We incorporate by reference all exhibits filed in connection with our Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit
Number	Description
10.20.1+	Amended and Restated Services and Supply Agreement, by and between E. I. du Pont de Nemours and Company and Solexa, Inc.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

+	Portions of this agreement have been deleted pursuant to our request for confidential treatment.

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

Date: May 15, 2006

/s/ Linda Rubinstein

	By:	Linda Rubinstein
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 15, 2006

Exhibit Index

Exhibit
Number	Description
10.20.1+	Amended and Restated Services and Supply Agreement, by and between E. I. du Pont de Nemours and Company and Solexa, Inc.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

+	Portions of this agreement have been deleted pursuant to our request for confidential treatment.

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