Form 10-Q
period 2006-06-30
Solexa, Inc.
filed 2006-08-14
CIK 913275

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2006
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
Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of August 1, 2006 was 36,539,073

Solexa, Inc.
FORM 10-Q
For the Quarter Ended June 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SOLEXA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$58,085	$38,403
Accounts receivable	377	539
Inventory	2,262	754
Other current assets	4,453	2,422

Total current assets	65,177	42,118
Property and equipment, net	4,636	4,378
Intangible assets, net	3,338	3,510
Goodwill	22,529	22,529
Other non-current assets	470	482

Total assets	$96,150	$73,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,940	$2,235
Accrued compensation	3,177	2,067
Accrued professional fees	893	705
Equipment financing, current portion	30	31
Forward loss contingency	28	1,028
Deferred revenue, current portion	727	1,518
Deferred rent and lease obligations	929	801
Other accrued liabilities	301	529

Total current liabilities	9,025	8,914
Deferred revenues, net of current portion	2,213	1,905
Equipment financing, net of current portion	30	44
Deferred rent and lease obligations, net of current portion	1,885	2,381
Stockholders’ equity:
Preferred stock: $0.01 par value; 2,000 shares authorized; no shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock: $0.01 par value; 60,000 shares authorized; 36,501 shares and 30,027 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	365	300
Additional paid-in capital	150,574	109,575
Deferred compensation	—	(326)
Accumulated other comprehensive income	3,014	2,064
Accumulated deficit	(70,956)	(51,840)

Total stockholders’ equity	82,997	59,773

Total liabilities and stockholders’ equity	$96,150	$73,017

See accompanying notes.

SOLEXA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Service revenue	$963	$1,399	$1,731	$2,004
Other revenue	134	—	134	—

Total revenue	1,097	1,399	1,865	2,004
Operating costs and expenses:
Cost of service revenue	917	1,738	1,828	2,278
Manufacturing startup costs	724	—	724	—
Research and development	5,485	4,653	11,818	7,646
Sales, general and administrative	4,797	4,130	8,614	6,463
Restructuring charge	—	333	—	333

Total operating costs and expenses	11,923	10,854	22,984	16,720

Loss from operations	(10,826)	(9,455)	(21,119)	(14,716)
Interest income	699	91	1,354	227
Interest expense	(161)	(432)	(317)	(564)
Other income (expense), net	—	(4)	—	(7)
Gain on foreign exchange	67	415	117	415

Loss from operations	(10,221)	(9,385)	(19,965)	(14,645)
Income tax benefit related to foreign research and development tax credit	(438)	—	(849)	—

Net loss	(9,783)	(9,385)	(19,116)	(14,645)
Dividends to ‘A’ ordinary and ‘B’ preferred shares	—	—	—	(522)

Net loss attributable to common shareholders	$(9,783)	$(9,385)	$(19,116)	$(15,167)

Basic and diluted net loss per common share	$(0.27)	$(0.48)	$(0.53)	$(1.19)

Shares used in computation of net loss per common share	36,491	19,354	35,806	12,717

See accompanying notes.

SOLEXA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Operating activities:
Net loss	$(19,116)	$(14,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,458	1,941
Stock based compensation expense	1,978	47
Business combination engagement fees	—	987
Amortization of warrant value related to note payable	—	139
Changes in operating assets and liabilities:
Accounts receivable	161	319
Inventory	(1,508)	389
Other assets	(1,879)	1,201
Accounts payable	668	(2,741)
Forward loss contingency	(1,000)	—
Other accrued liabilities	1,266	352
Deferred revenues	(483)	(872)
Non-current liabilities	(496)	(185)

Net cash used in operating activities	(18,951)	(13,068)

Investing activities:
Purchases of property and equipment	(1,392)	(791)
Cost associated with a patent purchase	—	(75)
Costs paid in connection with the business combination	—	(642)

Net cash used in investing activities	(1,392)	(1,508)

Financing activities:
Issuance of common stock, net of issuance costs	37,799	7,813
Proceeds from the exercise of stock options	214	308
Proceeds from the exercise of warrants	1,260	—
Proceeds from equipment sale and leaseback	—	93
Repayment of equipment loans	(18)	(13)

Net cash provided by financing activities	39,255	8,201

Net increase (decrease) in cash and cash equivalents	18,912	(6,375)
Effect of exchange rate differences on cash and cash equivalents	770	(451)
Cash and cash equivalents at beginning of period	38,403	10,463

Cash and cash equivalents at end of period	$58,085	$3,637

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$161	$263

Supplemental disclosure of non-cash financing activities:
Issuance of common stock in payment of board fees	$140	$—

See accompanying notes.

SOLEXA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
1. Description of Business
     Solexa, Inc. (“Solexa, “or the “Company”) is in the business of developing and commercializing genetic analysis technologies. We currently generate service revenues in our genomics services business from processing biological samples supplied to us by customers using our MPSS™ technology. We intend to discontinue providing MPSS services in 2006. We are currently developing and commercializing a novel instrumentation system for genetic analysis, the Solexa Genome Analysis System, based on our reversible-terminator Sequencing-by-Synthesis, or SBS, chemistry and based on our Clonal Single Molecule Array TM technology. This platform is expected to support many types of genetic analyses, including DNA sequencing, gene expression and small RNA analysis. We believe that this technology, which can potentially generate over a billion bases of DNA sequence from a single experiment with a single sample preparation, will dramatically reduce the cost, and improve the practicality, of human re-sequencing relative to conventional technologies. We commenced commercial shipment of our first-generation system, including the 1G Genome Analyzer, in the second quarter of 2006. We believe our new DNA sequencing system will enable us to implement a new business model based primarily on the sale of genetic analysis equipment, reagents and other consumables and services to end user customers. Our longer-term goal is to further reduce the cost of human re-sequencing to a few thousand dollars for use in a wide range of applications from basic research through clinical diagnostics.
2. Basis of Presentation
     On March 4, 2005, Solexa Limited, a privately held United Kingdom company, and Lynx Therapeutics, Inc., a Delaware corporation, completed a business combination. Solexa Limited became a wholly owned subsidiary of Lynx as a result of the transaction, and Lynx changed its name to Solexa, Inc. However, because immediately following the business combination transaction the former Solexa Limited shareholders owned approximately 80% of the shares of the common stock of Lynx, Solexa Limited’s designees to the combined company’s board of directors represented a majority of the combined company’s directors and Solexa Limited’s senior management represented a majority of the senior management of the combined company, Solexa Limited is deemed to be the acquiring company for accounting purposes. Accordingly, the assets and liabilities of Lynx were recorded, as of the date of the business combination, at their respective fair values and added to those of Solexa Limited. Results of operations of the combined company for the six months ended June 30, 2005, reflect those of Solexa Limited, to which the results of operations of Lynx were added from the date of the consummation of the business combination. The results of operations of the combined company reflect purchase accounting adjustments, including increased amortization and depreciation expense for acquired net assets.
     In connection with this business combination transaction, Lynx changed its name to Solexa, Inc. and its trading symbol to SLXA. Unless specifically noted otherwise, as used throughout these Consolidated Financial Statements, “Lynx Therapeutics” or “Lynx” refers to the business, operations and financial results of Lynx Therapeutics, Inc. prior to the business combination consummated on March 4, 2005, “Solexa Limited” refers to the business of Solexa Limited, a privately held United Kingdom company prior to the business combination, “Solexa” refers to the business of the combined company after the business combination, and “we” refers to either the business operations and financial results of Solexa Limited prior to the business combination or the business of the combined company after the business combination, as the context requires.
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
Stock-Based Employee Compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (Revised 2004) (“SFAS 123R”) on the modified prospective basis. As a result, the Company has included stock-based employee compensation costs in its results of operations for the three months and six months ended June 30, 2006, as more fully described in Note 4 to the Company’s condensed consolidated financial statements.
     Valuation and amortization method—The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.
Concentrations and Geographic Information
     Revenue from three customers represented 47%, 15% and 11% of the Company’s revenue for the three months ended June 30, 2006 and 48%, 15% and 12% for the six months ended June 30, 2006, respectively. Revenue from two customers represented 61% and 13% of the Company’s revenue for the three months ended June 30, 2005 and 60% and 10% for the six months ended June 30, 2005, respectively.
     In the three months and six months ended June 30, 2006 and the corresponding periods of 2005, revenues have been derived primarily from contracts with customers located in the United States and other countries as follows (revenues are attributed to geographic areas based on the location of the customer, in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
United States	$939	$1,257	$1,654	$1,841
United Kingdom	158	72	181	93
Other	—	70	30	70

	$1,097	$1,399	$1,865	$2,004

Net Loss Per Share
     Basic net loss per share has been computed using the weighted-average number of shares of common stock for the three months and six months ended June 30, 2006 and of common stock and ordinary shares outstanding for the three months and six months ended June 30, 2005.
     Common stock equivalents were not included in the computation of diluted net loss per share, as their effect was anti-dilutive for the periods presented. Therefore, both the basic and diluted net loss per share computations resulted in the same number of shares, and there were no reconciling items. These common stock equivalents will be included in the calculation at such time as the effect is no longer anti-dilutive, as calculated using the treasury stock method. Options and warrants to purchase 11,584,663 and 3,753,422 common shares as of June 30, 2006 and 2005, respectively, were not considered in the computation of basic and diluted net loss per share.
Recent Accounting Pronouncements
     In November 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. 123(R)-3 (“FSP FAS 123(R)-3”), “Transition Election to Accounting for Tax Effects of Share-Based Payment Awards.” This pronouncement provides an alternative method of calculating the excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS 123R. The Company has until November 2006 to make a one-time election to adopt the transition method. The Company is currently evaluating FSP FAS 123(R)-3 and whether to make this election. This one-time election will not affect operating loss or net loss.
     In June 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, “ Accounting for Uncertainty in Income Taxes ”. FIN 48 provides interpretive guidance for recognition and measurement of tax positions taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We are reviewing the impact of FIN 48, but do not expect the adoption of FIN 48 to have a material impact on our consolidated financial statements.
     In November, 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment to ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that other items such as abnormal freight, handling costs and amounts of wasted materials (spoilage) require treatment as current period charges rather than as a portion of the inventory cost regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, and has become applicable to the Company in the second quarter of fiscal 2006 with the commencement of commercial production of the Solexa Genome Analysis System.
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

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Manufacturing start up costs	$25	$25
Cost of service revenue	7	13
Research and development	359	674
Sales, general and administrative	561	1,086

Non-cash stock-based employee compensation expense	$952	$1,798

     For the three months and six months ended June 30, 2006, in accordance with SFAS 123R, the Company recognized non-cash stock-based employee compensation expenses of $952,000 and $1.8 million, respectively. Both basic and diluted loss per share for the three months and six months ended June 30, 2006 where $0.03 and $0.05 higher, respectively, than if the Company had not adopted SFAS 123R and continued to account for stock-based compensation under APB 25. Stock-based employee compensation costs capitalized into inventory and charged against the forward loss contingency were $5,000 and $6,000, respectively for the three months ended June 30, 2006 and $12,000 and $13,000, respectively for the six months ended June 30, 2006.
     As of June 30, 2006, total unrecognized compensation costs related to non-vested awards of $11.5 million are expected to be recognized over a weighted average period of approximately 3.01 years.
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

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Risk-free interest rate	5.10%	4.92%
Expected volatility	0.80	0.85
Expected life (in years)	6.08	6.05
Expected dividend yield	0%	0%
     Prior to the adoption of SFAS 123R, we applied SFAS 123, amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), which allowed companies to apply the existing accounting rules under APB 25, “ Accounting for Stock Issued to Employees”, and related Interpretations. Periods prior to the adoption of 123R have not been restated. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in our net income (loss) for period prior to the adoption of SFAS 123R. As required by SFAS 148 prior to the adoption of SFAS 123R, we provided pro forma net loss and pro forma net loss per share disclosures for stock-based awards, as if fair-value-based method defined in SFAS 123 had been applied.
     The following table illustrates the effect on net loss after tax and net loss per share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three month and six month period-ended June 30, 2005 (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss, as reported	$(9,385)	$(15,167)
Add: Stock-based employee compensation as reported	34	47
Deduct: Stock-based employee compensation as if fair value method applied to all awards	(2,043)	(2,057)

Net loss, pro forma as if fair value method applied to all awards	$(11,394)	$(17,177)

Basic and diluted net loss per share, as reported	$(0.48)	$(1.19)

Basic and diluted net loss per share, pro forma as if fair value method applied to all awards	$(0.59)	$(1.35)

     For the three months and six months ended June 30, 2006, the only stock option plan under which the Company awarded new grants to employees was the 2005 Equity Incentive Plan. The 2005 Equity Incentive Plan awards generally vest either ratably over four years of service or one quarter at the end of the first year and then ratably over the following three years of service and have a contractual life of 10 years. At June 30, 2006, the Company has 145,145 shares available for grant under the 2005 Equity Incentive Plan. Option transactions under all the Company plans during the two quarters ended June 30, 2006 are summarized as follows:

			Weighted-
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate Intrinsic
	Shares	Exercise	Term	Value
	(In thousands)	Price	(In years)	(In thousands)
Outstanding at December 31, 2005	3,090,308	$6.15
Granted	497,500	9.17
Exercised	(14,211)	6.84
Forfeited	(51,373)	6.28

Outstanding at March 31, 2006	3,522,224	$6.57	8.82	$14,782

Granted	248,000	9.01
Exercised	(21,299)	5.50
Forfeited	(41,931)	6.05

Outstanding at June 30, 2006	3,706,994	$6.75	8.67	$9,765

Exercisable at June 30, 2006	1,291,699	$7.15	7.78	$4,509

     The weighted average fair value of options granted during the three months and six months ended June 30, 2006 was $6.52 and $6.75, respectively.
     Cash received from options exercised during the three months and six months ended June 30, 2006 was approximately $117,000 and $214,000, respectively. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.
     We have not recorded any deferred tax assets related to the compensation costs that result from the adoption of SFAS 123R because the utilization of such assets or liabilities is dependent upon future earnings, if any. We are uncertain about the timing and amount of any future earnings. We have concluded that it was more likely than not that such deferred tax assets would not be realized. Accordingly, all of our deferred tax assets have been fully offset by a valuation allowance as of June 30, 2006.
5. Balance Sheet Accounts
     Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Raw materials	$1,537	$213
Work in process	725	541

	$2,262	$754

     Other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Prepaid expenses	904	544
Research and development tax credit receivable	2,920	1,789
Other	629	89

	$4,453	$2,422

     Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Leasehold improvements	$3,562	$3,500
Laboratory and other equipment	7,602	6,288

	11,164	9,788
Less accumulated depreciation and amortization	(6,528)	(5,410)

	$4,636	$4,378

6. Forward Loss Contingency
     In our genomics services business, we enter into service contracts to provide genetic analysis on samples provided to us by customers. If management considers it probable that performance on the contract will result in a loss and this loss can be reasonably estimated, a loss reserve is recorded.
     Changes in the forward loss reserves during the three months and six months ended June 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Balance at beginning of period	$364	$—	$1,028	$—
Loss experienced on completed samples	(336)	—	(1,005)	—
Reversal of forward loss accrual for completed contracts	—	—	(72)	—
Change in forward loss estimate	—	—	77	—

Balance at June 30	$28	$—	$28	$—

     In addition, we recorded zero and $207,000 in cost of service revenue during the three and six months ended June 30, 2006, respectively, for the cost of samples in excess of our estimates at the beginning of the year.
7. Comprehensive Loss
     The following are the components of comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net loss	$(9,783)	$(9,385)	$(19,116)	$(15,167)
Currency translation	834	199	950	190

Comprehensive loss	$(8,949)	$(9,186)	$(18,166)	$(14,977)

8. Commitments and Contingencies
     We lease facilities and certain equipment under non-cancelable operating leases with various expiration dates through 2008. Future minimum lease payments under non-cancelable operating leases as of June 30, 2006 are as follows (in thousands):

Operating
Leases
Remainder of 2006	$1,615
2007	3,323
2008 and thereafter	3,287

Total minimum payments	$8,225

9. Stockholders’ Equity
     On November 18, 2005, Solexa entered into an agreement to issue to 10.0 million shares of common stock at $6.50 per share and five-year warrants to purchase approximately 3.5 million shares of common stock at an exercise price of $7.50 per share. On November 23, 2005, pursuant to the agreement, Solexa issued approximately 3.9 million shares of common stock and warrants to purchase approximately 1.3 million shares of common stock, receiving net proceeds of $23.3 million. Following receipt of stockholder approval, Solexa issued on January 19, 2006 approximately 6.1 million shares of common stock and warrants to purchase approximately 2.2 million shares of common stock, receiving net proceeds of approximately $37.8 million. In aggregate, Solexa raised a total of approximately $61.1 million, net of issuance costs, related to this purchase agreement.
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
     During the six months ended June 30, 2006, the Company issued 251,861 shares of common stock for total cash consideration of $1,260,000 from the exercise of warrants.
     During the six months ended June 30, 2006, the Company issued 35,510 shares of common stock for total cash consideration of $214,000 from the exercise of employee stock options.
10. Goodwill and Intangible Assets
     Goodwill is not being amortized but is tested for impairment annually, as well as when an event or circumstance occurs indicating a possible impairment in value.

     Intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Purchased technology	$4,254	$4,143
Accumulated amortization	(916)	(633)

Intangible assets, net	$3,338	$3,510

     All intangible assets are being amortized using a straight-line method over their estimated useful lives. Purchased technologies have been assigned useful lives of between 7 and 10 years (with a weighted average remaining life of approximately 7.1 years). Amortization expense related to identifiable intangible assets for the six months ended June 30, 2006 and 2005 was approximately $254,000 and $215,000, respectively.
     Estimated future amortization expense of intangible assets is as follows (in thousands):

2006 (Remaining 6 months)	$256
2007	512
2008	512
2009	512
2010	512
Thereafter	1,034

$3,338

11. Income Tax Benefit
     We maintained a full valuation allowance on our deferred tax assets as of June 30, 2006. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires an assessment of both positive and negative evidence of possible sources of taxable income and then a determination of whether it is more likely than not that deferred tax assets are recoverable. This assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred by us in recent years represented sufficient negative evidence under SFAS No. 109, and, accordingly, a full valuation allowance was recorded against deferred tax assets. We intend to maintain a full valuation allowance on the deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.
     Our tax benefit was $438,000 and $849,000 for the three months and six months ended June 30, 2006, compared to zero for the three months and six months ended June 30, 2005. This tax benefit results from our estimate of those portions of the annual refundable research credits for 2006 allowed by the United Kingdom Inland Revenue which are attributable to the three months and six months ended June 30, 2006, respectively.
12. Pension Plans
     We operate a defined contribution group personal pension plan for substantially all of our United Kingdom employees and a 401(k) Plan, also a defined contribution plan for the employees in the Unites States. Pursuant to the 401(k) Plan, employees in the United States may elect to reduce their current compensation by up to 50% (subject to an annual limit prescribed by the Internal Revenue Code) and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional contributions to the 401(k) Plan by us on behalf of all participants in the 401(k) Plan. Company contributions to the plans totaled $112,000 and $245,000 for the three months and six months ended June 30, 2006 and $115,000 and $215,000 for the three months and six months ended June 30, 2005, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and our 2005 audited financial statements and notes thereto included in our Form 10-K filed on March 31, 2006.
     Operating results for the three months and six months ended June 30, 2006 are not necessarily indicative of results that may occur in future periods.
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
Overview
     We are in the business of developing and commercializing genetic analysis technologies. We currently generate service revenues in our genomics services business from processing biological samples supplied to us by customers using our MPSS™ technology. We intend to discontinue providing MPSS services in 2006. We are currently developing and commercializing the Solexa Genome Analysis System, which performs DNA sequencing based on our proprietary reversible-terminator Sequencing-by-Synthesis, or SBS, chemistry and our Clonal Single Molecule Array™ technology. This instrument platform is expected to perform a range of analyses, including whole genome resequencing, gene expression analysis and small RNA analysis. We believe that this technology, which can potentially generate over a billion bases of DNA sequence from a single experiment with a single sample preparation, will dramatically reduce the cost, and improve the practicality, of human resequencing relative to conventional technologies. We expect our first-generation instrument, the 1G Genome Analyzer, to enable human genome resequencing below $100,000 per sample, which would make it the first platform to reach this important milestone. We commenced commercial shipment of our first–generation system, including the 1G Genome Analyzer, in the second quarter of 2006. Our longer-term goal is to further reduce the cost of resequencing a human genome to a few thousand dollars for use in a wide range of applications from basic research through clinical diagnostics.
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
     In connection with this business combination transaction, Lynx changed its name to Solexa, Inc. and its trading symbol to SLXA. Unless specifically noted otherwise, as used throughout these Consolidated Financial Statements, “Lynx Therapeutics” or “Lynx” refers to the business, operations and financial results of Lynx Therapeutics, Inc. prior to the business combination consummated on

March 4, 2005, “Solexa Limited” refers to the business of Solexa Limited, a privately held United Kingdom company prior to the business combination, “Solexa” refers to the business of the combined company after the business combination, and “we” refers to either the business operations and financial results of Solexa Limited prior to the business combination or the business of the combined company after the business combination, as the context requires.
     As of June 30, 2006, we had an accumulated deficit of approximately $71.0 million. We expect to continue to incur net losses as we proceed with the commercialization and development of our technologies. The size of these losses will depend on the rate of growth, if any, in our revenues and on the level of our expenses. Our cash and cash equivalents have increased from $38.4 million as of December 31, 2005 to $58.1 million as of June 30, 2006, due to financing activities involving a private placement of shares of our common stock and warrants to purchase our common stock and warrant exercises, partially offset by cash used in operations.
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
     Prior to the business combination with Lynx, Solexa Limited was a development stage company with minimal revenue. As a result of the business combination, Solexa is no longer a development stage company. While we anticipate that sales of the Solexa Genome Analysis System will become our primary revenue source, our genomics services business based on MPSS technology, which had previously been conducted by Lynx Therapeutics, has to date constituted our primary revenue source. Lynx historically received, and we expect to continue to receive in the future, a significant portion of our genomics services revenues from a small number of customers. We intend to discontinue services based on MPSS in 2006 and are in the process of renegotiating our current MPSS customer contracts in order to provide these customers with services based on our SBS chemistry. We also expect to receive a significant portion of our product revenue from a small number of customers in the early stages of commercialization of our Solexa Genome Analysis System.
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
     We have not yet begun to recognize revenue on the sale of our genetic analysis system. We anticipate that systems revenues will fluctuate due to a number of factors, including: the level and timing of sales of instruments, reagents and other consumables and service contracts; the timing and ability of Solexa to manufacture or procure these items; the pricing and technical performance levels of our products; the existence of competing genetic analysis systems; and revenue recognition policies.
     Our operating costs and expenses include cost of service revenue, manufacturing start up costs, research and development expenses, sales, general and administrative expenses and restructuring expense. Cost of service revenue includes primarily, the cost of direct labor, materials and supplies, outside expenses, equipment and overhead including instrument depreciation, as well as period spending on work-in-process samples that exceeds the expected revenue for those samples. Cost of service revenue for the three months and six months ended June 30, 2006 excludes amounts charged to a forward loss contingency that we established in the third quarter of 2005, of which $28,000 and $1.0 million remained outstanding at June 30, 2006 and December 31, 2005, respectively. We did not incur cost of service revenue until completion of the business combination transaction between Lynx and Solexa Limited.
     Manufacturing start-up costs primarily include excess direct labor, excess supplies, outside expenses and excess overhead associated with production of the 1G Genome Analyzer and related consumables.
     Research and development expenses include the cost of personnel, materials and supplies, outside expenses, equipment and overhead incurred by us in research and development related to our genetic analysis instrument systems and process development and significant product improvements related to our genomics services business, and stock based compensation. Research and development expenses are expected to increase due to spending for ongoing technology development and implementation, including hiring additional personnel and consumption of flow cells and reagents for internal use in research and development.
     Sales, general and administrative expenses include the cost of personnel, materials and supplies, outside expenses, equipment and overhead incurred by us primarily in our administrative, sales and marketing, legal and investor relations activities, and stock based compensation. Sales, general and administrative expenses are expected to increase in support of our research and development and commercial efforts, notably personnel, personnel-related and other expenses related to the hiring and operation of a field operations group including personnel focused on sales, field service and field application support.
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
     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that other than the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), there have been no significant changes during the six months ended June 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Revenue
     Revenues are related principally to services that we perform on biological samples we receive from our customers. We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered and materials are delivered, the fee is fixed or determinable, and collectibility is reasonably assured. Should conditions cause management to determine that these criteria have not yet been met, then any amounts billed to the customer are recorded as deferred revenue.
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
Inventory
     Inventory is stated at the lower of cost (which approximates first-in, first-out cost) or market. The balance at June 30, 2006 was classified as raw materials and work in process. Raw material inventories consist of reagents and other chemicals utilized while performing genomics services and components used to produce our 1G Genome Analyzer and related consumables. Work-in-process inventories consist of the accumulated cost of experiments not completed and subassemblies for our 1G Genome Analyzer and related consumables. Amounts in excess of the service inventory’s net realizable value are charged to cost of service revenue or to the forward loss contingency reserve, as appropriate. Inventory used in providing genomics services and for reagent sales is charged to cost of service revenue when the related revenue is recognized. Inventory used in producing instruments and consumables is charged to deferred cost of goods sold when the products are sold and to cost of goods when the related revenue is recognized. Instrument components, reagents, chemicals and flow cells purchased for internal development purposes are charged to research and development expenses upon receipt or as consumed.

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
     The determination of net carrying value of goodwill and intangible assets and the extent to which, if any, there is impairment are dependent upon material estimates and judgements on our part, including the useful life over which the intangible assets are to be amortized, and the estimates of the value of future net cash flows, which are based upon further estimates of future revenues, expenses and operating margins.
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
     For the three months and six months ended June 30, 2006, in accordance with SFAS 123R, the Company recognized non-cash stock-based employee compensation expenses of $952,000 and $1.8 million, respectively. Both basic and diluted loss per share for the three months and six months ended June 30, 2006 where $0.03 and $0.05 higher, respectively, than if the Company had not adopted SFAS 123R and continued to account for stock-based compensation under APB 25. Stock-based employee compensation costs capitalized into inventory and charged against the forward loss contingency were $5,000 and $6,000, respectively for the three months ended June 30, 2006 and $12,000 and $13,000, respectively, for the six months ended June 30, 2006. The operating expenses discussed above include the following allocations of share-based compensation expense for the three months and six months ended June 30, 2006 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Manufacturing start up costs	$25	$25
Cost of service revenue	7	13
Research and development	359	674
Sales, general and administrative	561	1,086

Non-cash stock-based employee compensation expense	$952	$1,798

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
     In June 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, “ Accounting for Uncertainty in Income Taxes ”. FIN 48 provides interpretive guidance for recognition and measurement of tax positions taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We are reviewing the impact of FIN 48, but do not expect the adoption of FIN 48 to have a material impact on our consolidated financial statements.

     In November, 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment to ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that other items such as abnormal freight, handling costs and amounts of wasted materials (spoilage) require treatment as current period charges rather than as a portion of the inventory cost regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, and has become applicable to the Company in the second quarter of fiscal 2006 with the commencement of commercial production of the Solexa Genome Analysis System.
Results of Operations
Revenues
     Service Revenue. Service revenues for the three months and six months ended June 30, 2006 were approximately $963,000 and $1.7 million, respectively. Service revenues for the three months and six months ended June 30, 2005 were approximately $1.4 million and $2.0 million, respectively. The decreases in revenue for the three months and six months ended June 30, 2006 compared to the same periods in 2005 were primarily due to a decrease in our genomics service business subsequent to the announcement of our conversion to our next generation technology and a windup of our contracts based on MPSS technology. The six months ended June 30, 2005 included only service revenue associated with the MPSS business that we obtained in the business combination and therefore only for the period from March 5, 2005 through June 30, 2005. We have experienced variability from period to period in revenues attributable to our genomics services business based in part on the timing of receipt of biological samples, variability in outstanding contracts and the presence of non-service fee revenues, including sales of reagents and other consumables. We expect this variability as well as additional variability attributable to product mix and pricing, to continue through 2006 and beyond, including after we complete the transition to our next-generation technology in our genomics services business.
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
     Other Revenue. Other revenue for the three months and six months ended June 30, 2006 was approximately $134,000 and results from initial performance on a government grant contract. There was no similar revenue for the three months or six months ended June 30, 2005.
Operating Costs and Expenses
     Total operating costs and expenses were approximately $11.9 million and $23.0 million for the three months and six months ended June 30, 2006, respectively, compared to $10.9 million and $16.7 million for the three months and six months ended June 30, 2005, respectively. The increase in operating costs and expenses for the six months ended June 30, 2006 over the same period for 2005 is due primarily to increased operating costs following the business combination between Lynx and Solexa Limited, product manufacturing start up costs, the expensing of stock-based compensation under SFAS 123R, increased material costs for research and development, including the construction of a number of instruments for internal use, and increased professional fees for SEC reporting and compliance partially offset by the absence of costs incurred in 2005 related to execution of the business combination and the restructuring. The six months ended June 30, 2005 included operating costs and expenses associated with the operations of Lynx that we acquired in the business combination only from March 5, 2005 through June 30, 2005. The increase in operating costs and expenses for the three months ended June 30, 2006 over the same period in 2005 is due primarily to product manufacturing start up costs, the expensing of stock-based compensation under SFAS 123R and increased research and development spending partially offset by the absence of costs incurred in 2005 related to the execution of the business combination and the restructuring.
     Cost of Service Revenue. Cost of service revenue primarily reflects the cost of providing our genomics services, including a reserve for future loss contingencies, direct labor, materials and supplies, outside expenses, equipment and overhead, including instrument depreciation. In addition, we include in cost of service revenue period spending on work-in-process samples that exceeds the expected revenue for those samples. For the three months and six months ended June 30, 2006, cost of service fees were $917,000 and $1.8 million, respectively, compared to $1.7 million and $2.3 million for the three months and six months ended June 30, 2005, respectively. The decreases in cost of service revenue for the three months and six months ended June 30, 2006 compared to the same periods for 2005 were primarily due to a decrease in our genomics service business and costs charged against the forward loss contingency previously provided. The six months ended June 30, 2005 included cost of service revenue only associated with the MPSS business that we obtained in our business combination and therefore only for the period from March 5, 2005 through June 30, 2005.

     Cost of service revenue is net of amounts charged to a future loss contingency that we recorded in the third quarter of 2005 for future loss contingencies with respect to existing service fee contracts. At June 30, 2006, the forward loss contingency which remained on the balance sheet was $28,000. We update this reserve based on an evaluation of contracts with samples performed at a loss; an assessment of our future obligations under these contracts; and a range of forecast assumptions for our future performance of these obligations, including but not limited to the timing of sample receipt, genomics services business sample volume as a whole, our plans to cease operation of our MPSS technology and to deploy our next-generation technology, and operating efficiencies.
     Manufacturing Start Up Costs. For the three months and six months ended June 30, 2006 manufacturing start up costs were approximately $724,000. There were no similar costs for the three months and six months ended June 30, 2005. Manufacturing start up costs for the three months and six months ended June 30, 2006 included excess direct labor, excess supplies and outside expenses and excess overhead. We began commercial shipments of the Solexa Genome Analysis System in the second quarter of 2006, but the product cost was deferred until the related revenue is recognized. We expect manufacturing costs and product revenue to increase in the future as we ramp up the manufacturing of our next-generation instrument and associated consumables. These costs will include personnel, materials and overhead. This ramp up of production activities will take place both in the US and the UK in the second half of 2006.
     Research and Development Expenses. Research and development expenses were approximately $5.5 million and $11.8 million for the three months and six months ended June 30, 2006, respectively, compared to $4.7 million and $7.6 million for the three months and six months ended June 30, 2005, respectively. The $832,000 increase in research and development expenses for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was primarily due to increases in personnel and related expenses due to the hiring of additional permanent and temporary employees, charges for stock based compensation, increases in material expenses, including the production and operation of multiple prototype instruments for use in research and significant product development. The $4.2 million increase in research and development expenses for the six months ended June 30, 2006 versus the six months ended June 30, 2005 was primarily due to increased operating costs following the business combination on March 4, 2005, increases in material expenses related to instrument prototypes, increases in personnel and related expenses, and charges for stock based compensation.
     We expect research and development expenses to increase in the future as we continue product development efforts for our next-generation genetic analysis instrument system, build and operate additional instruments for internal R&D projects, including our plan to sequence a human genome in 2006, and build out additional leasehold improvements.
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
     Sales, General and Administrative Expenses. Sales, general and administrative expenses were approximately $4.8 million and $8.6 million for the three months and six months ended June 30, 2006, respectively, compared to $4.1 million and $6.5 million for the three months and six months ended June 30, 2005, respectively. The increase of $667,000 in sales, general and administrative spending for the three months ended June 30, 2006 compared to the same period for 2005 was primarily due to increased personnel and related expenses; increased professional fees related to SEC compliance; and charges for stock-based compensation. The increase of $2.1 million in sales, general and administrative spending for the six months ended June 30, 2006 compared to the same period for 2005 was primarily due to increased operating costs following the business combination due both to the business combination and to subsequent recruiting, including increased personnel and related expenses; increased professional fees related to SEC compliance; and charges for stock-based compensation, partially offset by the absence of costs related to consummation of the business combination transaction.

     We expect sales, general and administrative expense to increase in the near future as we hire additional personnel to support the commercialization of our next-generation genetic analysis instrument system and to increase non-personnel sales and marketing spending, including but not limited to promotional materials and activities, market research, travel and training. We expect to hire additional sales and marketing personnel, including salespeople, application specialists and field service and customer service/technical support personnel.
     Restructuring Charge. There was no restructuring charge for the three months and six months ended June 30, 2006 compared to $333,000 for the three months and six months ended June 30, 2005. The 2005 restructuring charge included severance and benefit costs from a workforce reduction.
Interest Income
     Interest income for the three months and six months ended June, 2006 was $699,000 and $1.4 million, respectively, compared to $91,000 and $227,000 for the three months and six months ended June 30, 2005, respectively. The increase in interest income for the three months and six months ended June 30, 2006 compared to the same periods for 2005 was primarily due to increased amounts of cash and cash equivalents as a result of sales of our common stock in private placement transactions, as well as the increase in interest rates period over period.
Interest Expense
     Interest expense was approximately $161,000 and $317,000 for the three months and six months ended June 30, 2006, respectively, compared to $432,000 and $564,000 for the three months and six months ended June 30, 2005, respectively. Interest expense is related principally to the business combination, including the assumption of an idle facility that had been written off prior to the business combination and for which a portion of the rental payments are treated as interest expense and, in 2005, the assumption of $3.0 million of Lynx’s note obligations.
Income Tax Benefit
     We maintained a full valuation allowance on our deferred tax assets as of June 30, 2006. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires an assessment of both positive and negative evidence of possible sources of taxable income and then a determination of whether it is more likely than not that deferred tax assets are recoverable. This assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred by us in recent years represented sufficient negative evidence under SFAS No. 109, and, accordingly, a full valuation allowance was recorded against deferred tax assets. We intend to maintain a full valuation allowance on the deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.
     Our tax benefit was approximately $438,000 and $849,000 for the three months and six months ended June 30, 2006, respectively, compared to zero for the three months and six months ended June 30, 2005. This tax benefit results from our estimate of that portion of the annual refundable research credits for 2006 allowed by the United Kingdom Inland Revenue which is attributable to the three months and six months ended June 30, 2006.
Liquidity and Capital Resources
     Cash and cash equivalents increased from approximately $38.4 million as of December 31, 2005 to approximately $58.1 million as of June 30, 2006.
     Operating Activities. Net cash used in operating activities was approximately $19.0 million for the six months ended June 30, 2006 as compared to $13.1 million for the six months ended June 30, 2005. The increase in cash used in operating activities resulted primarily from an increase in our net loss, an increase in our inventory in preparation for shipping our next-generation genetic analysis instrument systems and an increase in our UK tax receivable which are partially offset by increases in stock-based compensation expense.

     Investing Activities. Net cash used in investing activities was approximately $1.4 million for the six months ended June 30, 2006, compared to $1.5 million for the six months ended June 30, 2005. Decreased net cash used in investing activities was primarily due to the absence of cash expenses incurred in the business combination, partially offset by an increase in purchases of property and equipment.
     Financing Activities. Net cash provided by financing activities was approximately $39.3 million for the six months ended June 30, 2006, compared to net cash provided by financing activities of $8.2 million for the six months ended June 30, 2005. Net cash provided by financing activities in the six months ended June 30, 2006 consisted of $37.8 million received pursuant to a private placement of common stock and warrants to purchase common stock, net of related financing costs, and proceeds from the exercise of stock options and warrants. Net cash from financing activities of $8.2 million for the six months ended June 30, 2005 consisted of funds received pursuant to a private placement of common stock, net of financing cost; the proceeds of stock options and the proceeds from the sale and leaseback of equipment.
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
     Operating Capital Requirements. We plan to use available funds for ongoing commercial, research and development and related sales, general and administrative activities, working capital, capital expenditures and other general corporate purposes. We expect our capital investments during 2006 to be approximately $3.0 million and to consist primarily of expenditures for capital equipment required in the normal course of business, for the introduction of our Solexa Genome Analysis System and for leasehold improvements.
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
     Solexa Limited incurred net losses each year since its inception in 1998 through March 4, 2005, the date on which the business combination transaction with Lynx was consummated, and we have continued to incur net losses since that time. As of June 30, 2006, we had an accumulated deficit of $71.0 million. Net losses may continue for the next several years as we proceed with the development and commercialization of our technologies. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses.
     We believe that our cash balances at June 30, 2006 will be sufficient to meet our projected working capital and other cash requirements through at least the next twelve months. However, there can be no assurance that future events will not require us to seek additional borrowings or capital and, if so required, that such borrowing or capital will be available on acceptable terms.
     Off-Balance Sheet Arrangements. At June 30, 2006 and December 31, 2005, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Financial Risk Management
     We are exposed to various market risks, including changes in foreign currency exchange rates. Our United Kingdom subsidiary’s assets are held in the U.K. pound, its functional currency. Its accounts are translated from the U.K. pound to the U.S. dollar using the current exchange rate in effect at the balance sheet date, for most balance sheet accounts excluding principally certain intercompany and equity accounts, and using the average exchange rate during the period, for revenues and expense accounts. Additionally, approximately 11% of our revenue for the six months ended June 30, 2006 was from foreign countries. All of our sales are denominated in U.S. dollars or U.K. pounds. As a result, we are exposed to risks associated with foreign exchange rate fluctuations. To date, we have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions between our subsidiary and us.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Based on their evaluation as of June 30, 2006, our Chief Executive Officer and Vice President and Chief Financial Officer have concluded that, as a result of the material weakness discussed below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective in providing reasonable assurance that the information required to be disclosed by us in this report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of June 30, 2006, management has determined a material weakness exists in our ability to maintain effective controls over the application of generally accepted accounting principles (“GAAP”) related to the financial reporting process. We currently have limited financial personnel and they do not possess sufficient depth, skills and experience to ensure that all transactions are accounted for in accordance with GAAP. Additionally, we have insufficient formalized procedures to assure that transactions receive adequate review by accounting personnel with sufficient technical accounting expertise.
     The ineffective control over the application of GAAP related to the financial reporting process could result in a material misstatement to our annual or interim financial statements that may not be prevented or detected. As a result, management has determined that this control deficiency constituted a material weakness in internal controls over financial reporting as of June 30, 2006.
Changes in Internal Controls over Financial Reporting
     We have hired a Senior Director of Finance in June 2006 and a US Controller in July 2006 and are recruiting additional finance and accounting personnel to fill multiple open positions in our finance organization. During the first quarter of 2006, we implemented a new companywide automated accounting system. During the second quarter of 2006 we have contracted for additional temporary and consulting personnel resources.
     Except as discussed above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     We have incurred net losses each year since our inception, including a net loss for the six months ended June 30, 2006. As of June 30, 2006, we had an accumulated deficit of approximately $71.0 million. Net losses may continue for the next several years as we proceed with the development and commercialization of our technologies, including the Solexa Genome Analysis System. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, or decline in revenues and on the level of expenses. Research and development expenditures and sales, general and administrative costs have exceeded revenues to date, and we expect these expenses to increase in the future. We will need to generate significant revenues to achieve profitability, and even if we are successful in achieving profitability, there is no assurance we will be able to sustain profitability.
If we are unable to successfully develop and commercialize our new products, we will not be able to increase our revenues or become profitable.
     We set out to develop new DNA sequencing technologies, and we are now using those technologies to develop new genetic analysis instruments, consumables and services, and we have begun commercial shipments to a limited number of customers. If our strategy does not result in the development of products, including our 1G Genome Analyzer, that we can commercialize in a timely manner, we will be unable to generate significant revenues. Furthermore, there is no guarantee that we will be able to sell our instruments and consumables in sufficient quantities or on terms that will generate profits or positive cash flow. Although we have developed DNA sequencing instruments that we currently use in providing gene expression services to customers, these instruments are based on the MPSS technology developed by Lynx rather than the new technologies currently under development. We cannot be certain that we will successfully develop any new products, including our 1G Genome Analyzer, in a timely manner, or that the new products will receive commercial acceptance, in which case we may not be able to increase or maintain our revenues or become profitable.

     We have articulated aggressive business and technical objectives for the second half of 2006, including launching a number of applications to be run on the Solexa Genome Analysis System in 2006; making the Solexa Genome Analysis System broadly commercially available in the second half of 2006; deploying the Solexa Genome Analysis System in our genomics services business; and sequencing the human genome in 2006. We will need to overcome significant challenges to achieve these milestones in the designated timeframes, including continuing to improve the technical performance of our system; obtaining customer acceptance of our products; and producing and implementing a number of 1G Genome Analyzers at both our U.K. and California sites. Failure to accomplish these objectives, or to accomplish them within the articulated timeframes, could cause our stock price to decline or to be come more volatile.
Our technology platform is at the development stage and is unproven for market acceptance.
     We are discontinuing our MPSS technology, which had been used for certain kinds of genetic analysis, including gene expression and small RNA analysis. We are developing our SBS reversible-terminator chemistry and our Clonal Single Molecule Array technology to perform similar genetic analyses as well as to sequence the DNA of genomes and of individual genes and genomic regions. While we have commenced commercial shipments of our Solexa Genome Analysis System, these technologies are still in development, and we may not be able to move beyond the Early Access phase of our commercialization or to successfully complete development of these technologies or commercialize them. Our success depends on many factors, including:
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
We expect that a substantial portion of our sales will be to customers at universities or research laboratories the amount and timing of whose funding is dependent on third-party sources.
     Many of our potential customers must demonstrate to governmental and other funding sources that our technology has been successfully developed before they can make substantial purchases of our products. There is no guarantee, even if our technology can reduce the cost of genetic analysis relative to existing approaches, that we will be able to induce customers with installed bases of conventional genetic analysis instruments to purchase our system or that we will be able to expand the market for genetic analysis to include new applications. Furthermore, if we are only able to successfully commercialize our genetic analysis systems as a replacement for existing technology, we may face a much smaller market than we currently anticipate.
We have limited experience in sales, marketing and field support and thus may be unable to commercialize our genetic analysis instrument systems and services.
     Our ability to achieve profitability depends on attracting customers for our genetic analysis instrument systems and services. There are a limited number of research institutes and pharmaceutical, biotechnology and agricultural companies that are potential customers for our products and services. To market and sell our products and services, we intend to develop a sales and marketing group with the appropriate technical expertise. While we have hired an executive to run our field organization and have both made initial hires and transferred existing employees to roles in sales, field application support and field service, we may not successfully build such a field organization. In addition, we may seek to enlist a third party to assist with sales and distribution globally, in certain regions of the world or for certain applications. In addition, if we are successful in achieving market acceptance for our new genetic analysis instruments, we will need either to build internal capabilities to install and maintain instruments at customer sites, to assist customers with the experiments that they intend to conduct using our instruments and to train customers on the use of our instruments, or to contract with one or more partners to do so on our behalf. There is no guarantee, if we do seek to enter into such arrangements, that we will be successful in attracting one or more desirable sales and distribution partners, or that we will be able to enter into such arrangements on favorable terms. If our sales, marketing, field application support and field service efforts, or those of any third-party sales and distribution partner, are not successful, our technologies and products may not gain market acceptance, which could materially impact our business operations. Any delay in establishing or inability to expand our sales, marketing and field support capacity could hurt our business.
We will need to develop manufacturing capacity either by ourselves or with a partner.
     If we are successful in achieving market acceptance for our new genetic analysis instruments, we will need either to build increased internal manufacturing capacity for instruments, flow cells and reagents, or to contract with one or more manufacturing partners. While we have begun to hire dedicated manufacturing personnel, including our Chief Operating Officer, who is in charge of manufacturing, we are currently using additional personnel from our research and development and genomics services groups and consultants to address our anticipated manufacturing and outsourcing needs. There is no assurance that we will be able to build manufacturing capacity internally, or to contract with one or more manufacturing partners, in order to meet both the volume and quality requirements necessary to be successful in the market. Any delay in establishing or inability to expand our manufacturing capacity could hurt our business.
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
We currently depend on a small number of customers for substantially all our revenues.
     Our strategy for the commercialization of our technologies includes entering into customer agreements in which we provide genomics services to research institutes and pharmaceutical, biotechnology and agricultural companies. Our genomics services business currently generates substantially all of our revenues. After we have developed the Solexa Genome Analysis System, it is our intention to deploy these systems internally over time to replace the MPSS-based instruments currently used in our genomics services business. If we are successful in commercializing our genetic analysis instrument systems, we anticipate continuing to provide genomics services after the commercial launch in order to meet particular customer requirements and to support the marketing of our instruments by, for example, allowing potential systems customers to understand how our instrumentation performs on their samples of interest. We have entered into new or amended agreements with some of our existing customers providing for the transition from MPSS-based services to SBS-based services. There is no guarantee, however, that all of our customers will migrate to the new technology platform once it is commercialized or that our genomics services business will generate positive cash flow or become profitable.
     Prior to the business combination with Solexa Limited, Lynx derived substantially all of its revenues from customer agreements, collaborations and licenses related to our genomics services business. Since the business combination we have continued to derive substantially all of our revenues from customer agreements. A significant portion of our revenues comes from a small number of customers. While we have commenced commercial shipments of our new genetic analysis instrument system, we have shipped only to a limited number of customers under an Early Access program, and we have not yet recognized any revenue for the system. Thus, unless and until we are able to more broadly commercialize our new genetic analysis instrument system, we will be dependent on a small number of customers, and the loss of one or more of those customers could harm our results of operations.
Capacity reduction in our genomics services business could increase our losses.
     Our genomics services business utilizes proprietary MPSS instruments and information systems. In addition, the MPSS process is lengthy and complex. These instruments, systems and work processes are subject to intermittent failures. Any production stoppages or yield reductions due to these factors or otherwise could reduce the number of samples we are able to process and the revenues we recognize, could delay our intended termination of MPSS activities in 2006 and could increase our losses. While we intend to deploy our novel instrument system in our genomics services business in 2006, any delays or other difficulties in implementing the new technology could reduce the number of samples we are able to process and the revenues we recognize and could increase our loss.
The sales cycle for our genomics services business is lengthy, and we may spend considerable resources on unsuccessful sales efforts or may not be able to enter into agreements on the schedule we anticipate.
     Our ability to obtain customers for our technologies and products depends in significant part upon the perception that our technologies and products can help reduce the costs or accelerate the timing of drug discovery and development, diagnostics and genomics efforts. The sales cycle for our genomics services business is typically lengthy, in many cases nine months or more, because we need to educate our potential customers and to sell the benefits of our services to a variety of constituencies within such entities. It is too early to determine the sales cycle for our systems business, which may also be lengthy. In addition, we may be required to negotiate agreements containing terms unique to each customer. We may expend substantial funds and management effort without any assurance that we will successfully sell our technologies and products. Actual and proposed consolidations of pharmaceutical companies have negatively affected, and may negatively affect, the timing and progress of our sales efforts.

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
     In our genomics services business, we face, and will continue to face, competition primarily from biotechnology companies, such as Affymetrix, Inc., the Agencourt Biosciences business of Beckman Coulter, Inc., Celera Genomics Group, Gene Logic, Inc., academic and research institutions and government agencies, both in the United States and abroad. Our competitors are using a variety of gene expression analysis methodologies, including chip-based systems, to attempt to identify disease-related genes and to perform clinical diagnostic tests. In addition, a number of companies offer DNA sequencing equipment or consumables, including Applera Corporation, Beckman Coulter, Inc., the Amersham Biosciences business of General Electric and Roche Diagnostics in partnership with 454 Corporation. Furthermore, a number of other companies and academic groups are in the process of developing novel techniques for DNA sequencing. These companies include, among others, Genizon, Genovoxx, Helicos Biosciences, LI-COR, Lucigen, Microchip Biotechnologies, Pacific Biosciences, Perlegen, Shimadzu Biotech and Visigen. A number of companies offer gene expression equipment, including Affymetrix, Inc., Agilent Technologies, Applera Corporation, and Illumina, Inc. In order to successfully compete against existing and future technologies, we will need to demonstrate to potential customers that our technologies and capabilities are superior to those of our competitors.
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
     Our employees are based in Hayward, California and Cambridge, United Kingdom. We have increased staff substantially since the end of 2005 and we plan to hire additional personnel at both sites. As a result, we face challenges inherent in efficiently managing and coordinating the activities of our increasing number of employees located in different countries, including the need to implement appropriate systems, financial controls, policies, standards, benefits and compliance programs. The inability to successfully manage a growing and internationally diverse organization could hurt our business, and, as a result, the market price of our common stock could decline.
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
     Currently, most of our employment arrangements with our employees and consultants in the United Kingdom and lease agreements for our facilities in Cambridge, United Kingdom provide for payment in British pounds. Increases in the value of the UK pound relative to the United States dollar will increase our expenses related to our operations in the United Kingdom, which could harm our business in the future and reduce the market for our common stock. To date, we have not engaged in any currency hedging activities, although we may do so in the future.
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
     Under Section 302 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting. As of June 30, 2006, we did not maintain effective control over the application of GAAP related to the financial reporting process. This control deficiency could result in material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. Because of this material weakness, our management concluded that, as of June 30, 2006, we did not maintain effective internal control over financial reporting based on those criteria. Should we, or our independent registered public accounting firm, determine in future fiscal periods that we have additional material weaknesses in our internal controls over financial reporting, the reliability of our financial reports may be impacted, and our results of operations or financial condition may be harmed and the price of our common stock may decline. During the second quarter of 2006, we hired a Senior Director of Finance, and subsequent to the end of the second quarter we replaced a US Controller, who departed Solexa in April 2006.
Our company’s officers, directors and their affiliated entities have substantial control over the company.
     Our company’s executive officers, directors and entities affiliated with them, in the aggregate, as of July 14, 2006 beneficially owned 35% of the outstanding common stock of the company, including warrants and options currently exercisable or exercisable within 60 days of July 14, 2006. These stockholders, if acting together, may be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other changes in corporate control.
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
Item 6. Exhibits.
     We incorporate by reference all exhibits filed in connection with our Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit		Incorporated by Reference				Filed
Number	Description	Form	File No	Exhibit	Filing Date	Herewith

10.37.2	Amendment To Executive Employment Agreement, dated May 19, 2006, by and between Solexa, Inc. and John West.	8-K	000-22570	10.37.2	5/22/2006

10.39	2005-2006 Bonus Plan, as amended.	8-K	000-22570	10.39	6/13/2006

10.44	Letter Agreement regarding New Alternative One-Time Bonus Arrangement, dated May 19, 2006, by and between Solexa, Inc. and Linda Rubinstein	8-K	000-22570	10.44	5/22/2006

10.45	Letter Agreement regarding New Alternative One-Time Bonus Arrangement, dated May 19, 2006, by and between Solexa, Inc. and Peter Lundberg	8-K	000-22570	10.45	5/22/2006

10.46	Letter Agreement regarding New Alternative One-Time Bonus Arrangement, dated May 19, 2006, by and between Solexa Limited and Tony Smith.	8-K	000-22570	10.46	5/22/2006

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).					X

+	Portions of this agreement have been deleted pursuant to our request for confidential treatment.

*	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Solexa, Inc. under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLEXA, INC.
By:	/s/ John West
John West
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2006

By:	/s/ Linda Rubinstein
Linda Rubinstein
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 14, 2006

Exhibit Index

Exhibit		Incorporated by Reference				Filed
Number	Description	Form	File No	Exhibit	Filing Date	Herewith

10.37.2	Amendment To Executive Employment Agreement, dated May 19, 2006, by and between Solexa, Inc. and John West.	8-K	000-22570	10.37.2	5/22/2006

10.39	2005-2006 Bonus Plan, as amended.	8-K	000-22570	10.39	6/13/2006

10.44	Letter Agreement regarding New Alternative One-Time Bonus Arrangement, dated May 19, 2006, by and between Solexa, Inc. and Linda Rubinstein	8-K	000-22570	10.44	5/22/2006

10.45	Letter Agreement regarding New Alternative One-Time Bonus Arrangement, dated May 19, 2006, by and between Solexa, Inc. and Peter Lundberg	8-K	000-22570	10.45	5/22/2006

10.46	Letter Agreement regarding New Alternative One-Time Bonus Arrangement, dated May 19, 2006, by and between Solexa Limited and Tony Smith.	8-K	000-22570	10.46	5/22/2006

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).					X

+	Portions of this agreement have been deleted pursuant to our request for confidential treatment.

*	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Solexa, Inc. under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.